Form 10-Q
period 2011-09-30
Fortune Brands Home & Security, Inc.
filed 2011-11-10
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-35166

FORTUNE BRANDS HOME & SECURITY, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	62-1411546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Deerfield, Illinois	60015-5611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 31, 2011 was 155,595,953.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$127.6	$60.7
Accounts receivable, net	391.8	374.2
Inventory	368.8	333.0
Loans to Fortune Brands	12.8	572.8
Other current assets	114.1	127.1

Total current assets	1,015.1	1,467.8
Property, plant and equipment, net	538.1	550.0
Goodwill resulting from business acquisitions	1,366.5	1,364.9
Other intangible assets, net of accumulated amortization	792.2	798.8
Other assets	129.0	77.9

Total assets	$3,840.9	$4,259.4

Liabilities and equity
Current liabilities
Notes payable to banks	$3.3	$3.0
Accounts payable	258.4	252.8
Dividend payable to Fortune Brands	548.9	—
Loans from Fortune Brands	56.4	—
Other current liabilities	279.2	320.7

Total current liabilities	1,146.2	576.5

Long-term debt	16.8	16.8
Deferred income taxes	258.2	267.4
Accrued pension and postretirement benefits	187.8	136.0
Loans from Fortune Brands	—	3,214.0
Other non-current liabilities	103.5	103.6

Total liabilities	1,712.5	4,314.3

Equity
Home & Security stockholders’ equity
Common stock (a)	1.6	—
Paid-in capital	2,863.1	703.3
Accumulated other comprehensive loss	(104.4)	(76.3)
Retained deficit	(635.4)	(685.4)

Total Home & Security stockholders’ equity	2,124.9	(58.4)
Noncontrolling interests	3.5	3.5

Total equity	2,128.4	(54.9)

Total liabilities and equity	$3,840.9	$4,259.4

(a)

On September 27, 2011, shares of Home & Security common stock (par value $0.01 per share) were split from 1,000 shares issued and outstanding and 100,000 shares authorized to approximately 155.1 million shares issued and outstanding and 750 million shares authorized.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

For the Nine Months and Three Months Ended September 30, 2011 and 2010

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$2,452.5	$2,389.8	$848.0	$813.1

Cost of products sold	1,682.5	1,604.5	576.9	541.2
Selling, general and administrative expenses	637.7	619.7	214.7	202.8
Amortization of intangible assets	11.0	12.0	3.5	3.7
Restructuring charges	1.8	0.8	1.1	0.1
Business separation costs	2.4	—	2.4	—

Operating income	117.1	152.8	49.4	65.3

Related party interest expense, net	23.2	87.3	0.2	29.1
External interest expense (income)	0.2	0.3	(0.1)	0.2
Other expense (income), net	1.9	(0.5)	1.8	(0.8)

Income before income taxes	91.8	65.7	47.5	36.8

Income tax provision	40.9	18.0	27.1	9.1

Net income	50.9	47.7	20.4	27.7

Less: Noncontrolling interests	0.9	0.8	0.3	0.3

Net income attributable to Home & Security	$50.0	$46.9	$20.1	$27.4

Basic and diluted earnings per common share (a)	$0.32	$0.30	$0.13	$0.18
Basic and diluted average shares outstanding (a)	155.1	155.1	155.1	155.1

a)

On September 27, 2011, shares of Home & Security common stock (par value $0.01 per share) were split from 1,000 shares issued and outstanding and 100,000 shares authorized to approximately 155.1 million shares issued and outstanding and 750 million shares authorized. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated adjusting the number of Home & Security shares for the stock split.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(In millions)

(Unaudited)

	2011	2010
Operating activities
Net income	$50.9	$47.7
Non-cash pre-tax expense (income):
Depreciation	65.0	69.0
Amortization	11.0	12.0
Stock-based compensation	10.9	9.4
Deferred income taxes	3.6	15.7
Changes in assets and liabilities:
Increase in accounts receivable	(17.9)	(22.5)
Increase in inventories	(35.6)	(64.5)
Increase (decrease) in accounts payable	4.5	(0.9)
Increase in other assets	(30.3)	(2.3)
Decrease in accrued expenses and other liabilities	(43.1)	(12.5)
Increase in accrued taxes	4.0	5.0

Net cash provided by operating activities	23.0	56.1

Investing activities
Capital expenditures	(41.4)	(28.2)
Proceeds from the disposition of assets	3.4	0.9
Acquisitions, net of cash acquired	(6.0)	—

Net cash used in investing activities	(44.0)	(27.3)

Financing activities
Increase in short-term debt, net	0.7	1.4
Repayment of long-term debt	—	(7.1)
Net loan payments from (to) Fortune Brands	74.4	(38.2)
Fortune Brands capital contribution (a)	15.9	15.1
Other financing, net	(2.1)	(0.3)

Net cash provided by (used in) financing activities	88.9	(29.1)

Effect of foreign exchange rate changes on cash	(1.0)	0.1

Net increase (decrease) in cash and cash equivalents	$66.9	$(0.2)

Cash and cash equivalents at beginning of period	$60.7	$57.8

Cash and cash equivalents at end of period	$127.6	$57.6

(a)

The allocation of general and administrative expenses provided by Fortune Brands, Inc. (net of tax) is included in the Consolidated Statement of Income and treated as a capital contribution. Refer to Note 3, “Related Party Transactions.”

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2011 and 2010

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-controlling Interests	Total Equity
Balance at December 31, 2009	$—	$670.5	$(90.1)	$(742.6)	$2.9	$(159.3)
Comprehensive income:
Net income	—	—	—	46.9	0.8	47.7
Translation adjustments	—	—	1.4	—	—	1.4
Derivative instruments	—	—	0.5	—	—	0.5
Pension and postretirement benefit	—	—	12.4	—	—	12.4

Total comprehensive income	—	—	14.3	46.9	0.8	62.0
Dividends paid to noncontrolling interests	—	—	—	—	(0.6)	(0.6)
Fortune Brands capital contribution (a)	—	24.9	—	—	—	24.9

Balance at September 30, 2010	$—	$695.4	$(75.8)	$(695.7)	$3.1	$(73.0)

Balance at December 31, 2010	$—	$703.3	$(76.3)	$(685.4)	$3.5	$(54.9)

Comprehensive income:
Net income	—	—	—	50.0	0.9	50.9
Translation adjustments	—	—	(1.6)	—	—	(1.6)
Derivative instruments	—	—	(0.6)	—	—	(0.6)
Pension and postretirement benefit	—	—	(25.9)	—	—	(25.9)

Total comprehensive income	—	—	(28.1)	50.0	0.9	22.8
Common stock split	1.6	(1.6)	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	(0.9)	(0.9)
Dividends declared to Fortune Brands	—	(568.3)	—	—	—	(568.3)
Fortune Brands capital contribution (a)	—	2,729.7	—	—	—	2,729.7

Balance at September 30, 2011	$1.6	$2,863.1	$(104.4)	$(635.4)	$3.5	$2,128.4

(a)

The allocation of general and administrative expenses, stock-based compensation and the tax benefit on exercise of options provided by Fortune Brands, Inc. (net of tax) is included in the Condensed Consolidated Statement of Income and treated as a capital contribution. In addition, in the first quarter of 2011, Fortune Brands, Inc. made a $2.7 billion equity contribution to the Company. All related party loan balances to/from Fortune Brands, Inc. were capitalized immediately prior to the spin-off. Refer to Note 3, “Related Party Transactions.”

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Background, Basis of Presentation and Principles of Consolidation

Separation - On September 27, 2011, the Fortune Brands, Inc. (“Fortune Brands”) board of directors approved the separation of Fortune Brands Home & Security, Inc. into an independent, publicly-traded company. References to “Home & Security,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The separation (the “Separation”) was accomplished by increasing the total number of issued and outstanding shares such that 155,052,629 shares of Home & Security common stock were available for distribution to the stockholders of Fortune Brands common stock. The Separation was accomplished pursuant to a Separation and Distribution agreement, dated September 27, 2011, between Fortune Brands and the Company. On October 3, 2011, the Separation was completed, with Fortune Brands stockholders receiving one share of Home & Security common stock for each share of Fortune Brands common stock held as of 6:00 p.m. New York City Time on September 20, 2011. In addition, on October 3, 2011, we paid a dividend of $548.9 million to Fortune Brands, prior to the Separation.

Following the Separation, Fortune Brands changed its name to Beam Inc. and retained no ownership interest in Home & Security. Each company now has separate public ownership, boards of directors and management.

A registration statement on Form 10, as amended (the “Form 10”), describing the Separation was filed by Home & Security with the Securities and Exchange Commission and was declared effective on September 2, 2011. On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS.”

Basis of Presentation - The condensed consolidated financial statements include the accounts of Home & Security and its majority-owned subsidiaries.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Background, Basis of Presentation and Principles of Consolidation (Continued)

The consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of Fortune Brands, using the historical results of operations, and historical basis of assets and liabilities. Our historical financial statements include allocations of certain general corporate expenses of Fortune Brands incurred directly by Fortune Brands totaling $23.4 million and $23.9 million for the nine months ended September 30, 2011 and 2010, respectively, and $8.1 million and $7.0 million for the three months ended September 30, 2011 and 2010, respectively. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as a stand-alone company or of the costs expected to be incurred in the future. The consolidated financial statements included in this Quarterly Report on Form 10-Q may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the periods presented.

The condensed consolidated balance sheet as of September 30, 2011, the related condensed consolidated statements of income for the nine-month and three-month periods ended September 30, 2011 and 2010 and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). These interim statements should be read in conjunction with the consolidated financial statements and notes thereto in our Form 10.

2.	Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Home & Security) and can be applied either prospectively or retrospectively. Adoption of this standard did not impact our financial statements and disclosures.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Fair Value Measurement

In May 2011, the FASB issued new guidance on fair value measurement and disclosure requirements (ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements are effective for public entities as of the beginning of the fiscal year that begins after December 15, 2011 (calendar year 2012 for Home & Security). Full retrospective application is required. Early adoption is permitted. We believe that adoption of this standard will not have a material impact on our financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Related Party Transactions

Prior to the Separation, Home & Security had certain related party relationships with Fortune Brands, as discussed below.

Financing and Cash Management - Historically, Fortune Brands provided financing, cash management and treasury services to Home & Security. The Company’s U.S. cash balances were swept by Fortune Brands on a daily basis, and the Company received funding from Fortune Brands for its operating and investing cash needs. Cash transferred to and from the Company was recorded in the form of loans from or to Fortune Brands in the accompanying financial statements. Loans accrued interest at rates ranging from 1.3% to 6.0%. The weighted average interest rate on loans to/from Fortune Brands was 3.4% and 4.3% in the nine-month periods ended September 30, 2011 and 2010, respectively. The weighted average interest rate on loans to/from Fortune Brands was 2.1% and 4.4% in the three-month periods ended September 30, 2011 and 2010, respectively. Related party interest expense and income are shown below.

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2011	2010	2011	2010
Related party interest expense	$29.3	$98.7	$1.9	$33.0
Related party interest income	(6.1)	(11.4)	(1.7)	(3.9)

Related party interest, net	$23.2	$87.3	$0.2	$29.1

A summary of loans to/from Fortune Brands as of September 30, 2011 and December 31, 2010 is shown below. In the first quarter of 2011, Fortune Brands made a $2.7 billion equity contribution to Home & Security, capitalizing a substantial majority of the loan balances with Fortune Brands at that time.

(In millions)	September 30, 2011	December 31, 2010
Loans to Fortune Brands – current	$(12.8)	$(572.8)
Loans from Fortune Brands – short-term	56.4	—
Loans from Fortune Brands – long-term	—	3,214.0

Net loans from Fortune Brands	$43.6	$2,641.2

In August 2011, in connection with the Separation, Fortune Brands contributed one of its subsidiaries to the Company, which resulted in an increase in loans from Fortune Brands totaling approximately $24 million at that time.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Related Party Transactions (Continued)

Upon the Separation, Fortune Brands ceased providing financing, cash management and treasury services to the Company. All loans to/from Fortune Brands were capitalized immediately prior to the Separation. In addition, on October 3, 2011, the Company paid a $48.9 million dividend to Fortune Brands, representing U.S. cash balances generated from August 26, 2011, the date of the conversion of Fortune Brands Home & Security LLC from a Delaware limited liability company to a Delaware corporation, through the date of the Separation.

General and Administrative Services - Until consummation of the Separation, Fortune Brands performed certain functions and services on behalf of Home & Security. The costs of these services were historically allocated to Home & Security based on its proportionate share of the actual costs incurred by Fortune Brands. Home & Security believes that the method used to allocate these costs is reasonable. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Selling, general and administrative expense” in the condensed consolidated statements of income and in “Corporate” in the accompanying segment information. During the nine-month periods ended September 30, 2011 and 2010, these allocations totaled $23.4 million and $23.9 million, respectively. During the three-month periods ended September 30, 2011 and 2010, these allocations totaled $8.1 million and $7.0 million, respectively.

4.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2011	December 31, 2010
Inventories:
Other raw materials, supplies and work in process	$195.5	$179.8
Finished products	173.3	153.2

Total inventories	$368.8	$333.0
Property, plant and equipment, gross	$1,486.8	$1,461.3
Less: accumulated depreciation	948.7	911.3

Property, plant and equipment, net	$538.1	$550.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $1,366.5 million as of September 30, 2011. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material & Door Systems	Security & Storage	Total Goodwill
Balance at December 31, 2010
Goodwill	$491.7	$569.7	$679.3	$165.6	$1,906.3
Accumulated impairment losses	—	—	(451.3)	(90.1)	(541.4)

Total goodwill, net	$491.7	$569.7	$228.0	$75.5	$1,364.9

Year-to-date activity
Translation adjustments	(0.7)	—	—	0.1	(0.6)
Acquisition-related adjustments	—	—	2.2	—	2.2

Balance at September 30, 2011
Goodwill	$491.0	$569.7	$681.5	$165.7	$1,907.9
Accumulated impairment losses	—	—	(451.3)	(90.1)	(541.4)

Total goodwill, net	$491.0	$569.7	$230.2	$75.6	$1,366.5

We also had indefinite-lived intangible assets, principally tradenames, of $664.4 million and $665.9 million as of September 30, 2011 and December 31, 2010, respectively. The decrease of $1.5 million was due to changes in foreign currency translation adjustments.

Amortizable identifiable intangible assets, principally tradenames, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, financial results and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $330.2 million and $202.4 million, respectively, as of September 30, 2011, compared to $325.0 million and $192.1 million, respectively, as of December 31, 2010. The gross carrying value increase of $5.2 million was due to the acquisition of a regional windows business ($5.8 million), partially offset by changes in foreign currency translation adjustments ($0.6 million).

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2011 and December 31, 2010 were as follows:

(In millions)	As of September 30, 2011				As of December 31, 2010
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$706.4	$(42.0	) (a)	$664.4	$707.9	$(42.0	)(a)	$665.9
Amortizable intangible assets
Tradenames	19.7	(7.5)		12.2	17.3	(7.0)		10.3
Customer and contractual relationships	269.9	(160.5)		109.4	267.2	(152.0)		115.2
Patents/proprietary technology	40.5	(34.4)		6.1	40.5	(33.1)		7.4
Other	0.1	—		0.1	—	—		—

Total	330.2	(202.4)		127.8	325.0	(192.1)		132.9

Total identifiable intangibles	$1,036.6	$(244.4)		$792.2	$1,032.9	$(234.1)		$798.8

(a)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (Accounting Standards Codification (“ASC”) 350).

We have not recorded any goodwill or intangible asset impairment charges in 2010 or 2011. As of September 30, 2011, our Windows reporting unit within our Advanced Material Windows & Door Systems segment has experienced operating losses in the current year. This reporting unit has goodwill and a tradename for which a 10% reduction in the fair value could trigger an impairment charge in future periods. The goodwill of this reporting unit and its tradename had a book value of $87.3 million and $127.0 million, respectively, as of September 30, 2011. In addition to evaluating for interim events that require more frequent impairment testing, we will conduct our annual impairment testing in the fourth quarter of 2011. The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, and strategic decisions made in response to economic and competitive conditions. Our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the recovery of the U.S. home products markets in the next 3 to 5 years and our annual operating plans finalized in the fourth quarter of each year. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Acquisition

In the third quarter of 2011, we acquired a regional windows business for $6 million in cash. This acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

7.	External Debt and Financing Arrangements

On August 22, 2011, we signed a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan. Both facilities are to be used for general corporate purposes including to finance the $500 million dividend we paid to Fortune Brands immediately prior to the Separation. On October 4, 2011, Home & Security made an initial borrowing of $510 million under these facilities. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a Debt to adjusted EBITDA ratio. Based upon the Company’s Debt to adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition.

At September 30, 2011 and December 31, 2010, there were $3.3 million and $3.0 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertain to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $19.7 million and $15.5 million, respectively. The weighted average interest rates on these borrowings were 9.5% and 7.4% in the nine-month periods ended September 30, 2011 and 2010, respectively. The weighted average interest rates on these borrowings were 2.6% and 2.6% in the three-month periods ended September 30, 2011 and 2010, respectively. There were no amounts outstanding under committed bank credit agreements at September 30, 2011 and December 31, 2010.

In addition, there were $16.8 million of industrial revenue bonds outstanding as of September 30, 2011 and December 31, 2010, comprised of two long-term notes maturing in 2016 and 2021.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time-to-time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding as of September 30, 2011.

We enter into foreign exchange contracts primarily to hedge forecasted sales and purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item are recognized on the same line of the income statement. Any ineffectiveness was immaterial in the nine and three months ended September 30, 2011. The effective portions of cash flow hedges are reported in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan, and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2011 was $112.1 million, representing a net settlement asset of $1.3 million. Based on foreign exchange rates as of September 30, 2011, net foreign currency derivative gains included in other comprehensive income as of September 30, 2011 that will be reclassified to earnings within the next twelve months is $1.1 million.

The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial to the Company.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The fair values of foreign exchange derivative instruments on the consolidated balance sheets as of September 30, 2011 and December 31, 2010 were:

(In millions)		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010
Assets
Foreign exchange contracts	Other current assets	$2.5	$1.2
Commodity contracts	Other current assets	—	2.0

	Total assets	$2.5	$3.2
Liabilities
Foreign exchange contracts	Other current liabilities	$1.2	$1.0
Commodity contracts	Other current liabilities	0.5	—

	Total liabilities	$1.7	$1.0

The effects of derivative financial instruments on the statements of income and other comprehensive income (OCI) for the nine months ended September 30, 2011 and 2010 were:

(In millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010
Cash flow	$0.9	$1.0	Net sales	$(0.7)	$(0.4)
			Cost of products sold	1.9	1.9
Fair value	—	—	Other expense, net	—	0.2

Total	$0.9	$1.0		$1.2	$1.7

The effects of derivative financial instruments on the statement of income and other comprehensive income (OCI) for the three months ended September 30, 2011 and 2010 were:

(In millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2011	2010	Location of Gain (Loss) Recognized in Income	2011	2010
Cash flow	$1.1	$1.3	Net sales	$(0.3)	$—
			Cost of products sold	0.1	1.4
Fair value	—	—	Other expense, net	0.1	0.1

Total	$1.1	$1.3		$(0.1)	$1.5

In the nine and three months ended September 30, 2011 and 2010, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 were as follows:

	Fair Value
(In millions)	September 30, 2011	December 31, 2010
Assets
Derivative financial instruments (level 2)	$2.5	$3.2
Deferred compensation program assets (level 1)	4.0	5.1

Total assets	$6.5	$8.3
Liabilities
Derivative financial instruments (level 2)	$1.7	$1.0

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

Authoritative guidance on fair value measurement (ASC 820) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value that are Level 3.

Because the interest rate on the Company’s long-term debt is variable, the aggregate carrying value at both September 30, 2011 and December 31, 2010 of $16.8 million approximates the fair value.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement benefits for the nine months ended September 30, 2011 and 2010 were as follows:

(In millions)	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$9.6	$9.5	$0.4	$0.3
Interest cost	23.3	23.0	3.3	3.6
Expected return on plan assets	(32.6)	(31.6)	—	—
Amortization of prior service cost (credit)	0.2	0.4	0.3	0.2
Amortization of net losses (gains)	11.3	9.5	0.3	(0.1)
Curtailment and settlement losses	0.4	0.4	—	—

Net periodic benefit cost	$12.2	$11.2	$4.3	$4.0

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2011 and 2010 were as follows:

(In millions)	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service cost	$3.2	$3.2	$0.1	$0.1
Interest cost	7.7	7.7	1.0	1.2
Expected return on plan assets	(10.7)	(10.6)	—	—
Amortization of prior service cost (credit)	—	0.1	0.2	—
Amortization of net losses (gains)	4.0	3.2	0.1	—
Curtailment and settlement losses	0.4	0.4	—	—

Net periodic benefit cost	$4.6	$4.0	$1.4	$1.3

In the third quarter of 2011, we communicated to employees our decision to freeze our salaried pension plans as of December 31, 2016 (in five years). As a result, we remeasured our pension liability, updating our pension measurement assumptions, and recorded pension curtailment charges of $0.3 million. The remeasurement also resulted in an increase in our pension liability of $56.8 million, predominantly due to the decrease in the discount rate from 5.75% at December 31, 2010 to 5.25%, with an increase to accumulated other comprehensive loss, net of tax.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Income Taxes

The effective income tax rates, calculated as if the Company were a separate taxpayer, for the nine months ended September 30, 2011 and 2010 were 44.6% and 27.4%, respectively. The effective tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends received in preparation for the Separation. The 2011 effective rate was favorably impacted by enacted changes in state tax laws that reduced the net deferred tax liability by $2.0 million. The effective tax rate in 2010 was favorably impacted by a $10.6 million tax benefit related to final settlement of a U.S. federal income tax audit and unfavorably impacted by tax expense of $2.2 million associated with a change in the tax law related to Medicare Part D subsidies.

The effective income tax rates, calculated as if the Company were a separate taxpayer, for the three months ended September 30, 2011 and 2010 were 57.1% and 24.7%, respectively. The effective tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends received in preparation for the Separation. The effective tax rate in 2010 was favorably impacted by an $8.1 million tax benefit related to final settlement of a U.S. federal income tax audit.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $10 million to $15 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

As a result of the Separation, the Company remitted foreign earnings and recorded an associated tax liability of approximately $8.5 million in the third quarter of 2011. However, as a stand-alone company, we expect to permanently reinvest the earnings of our foreign subsidiaries. Consequently, we have not provided deferred income taxes on undistributed earnings of foreign subsidiaries.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2011 and 2010 are shown below.

(In millions)	Nine Months Ended September 30, 2011
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$0.8	$(0.2)	$0.6
Plumbing & Accessories	—	(0.1)	(0.1)
Advanced Material Windows & Door Systems	1.0	1.9	2.9

Total	$1.8	$1.6	$3.4

(In millions)	Nine Months Ended September 30, 2010
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Kitchen & Bath Cabinetry	$0.9	$0.2	$—	$1.1
Advanced Material Windows & Door Systems	(0.1)	0.9	(0.4)	0.4
Security & Storage	—	—	1.4	1.4

Total	$0.8	$1.1	$1.0	$2.9

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Selling, general and administrative expenses.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Other Charges (Continued)

(In millions)	Three Months Ended September 30, 2011
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$0.4	$(0.2)	$0.2
Plumbing & Accessories	—	0.1	0.1
Advanced Material Windows & Door Systems	0.7	1.5	2.2

Total	$1.1	$1.4	$2.5

(In millions)	Three Months Ended September 30, 2010
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Kitchen & Bath Cabinetry	$0.1	$(0.2)	$—	$(0.1)
Plumbing & Accessories	—	0.1	—	0.1
Security & Storage	—	—	1.4	1.4

Total	$0.1	$(0.1)	$1.4	$1.4

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Selling, general and administrative expenses.

Restructuring and other charges in the first nine months of 2011 related to supply chain initiatives in the Kitchen & Bath Cabinetry segment and an announced windows facility closure within the Advanced Material Windows & Door Systems segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(In millions)	Balance at December 31, 2010	2011 Provision	Cash Expenditures(a)	Balance at September 30, 2011
Workforce reductions	$6.1	$1.2	$(2.0)	$5.3
Asset write-downs	—	(0.2)	0.2	—
Other	—	0.8	(0.8)	—

	$6.1	$1.8	$(2.6)	$5.3

(In millions)	Balance at December 31, 2009	2010 Provision	Cash Expenditures(a)	Non-Cash Changes	Balance at September 30, 2010
Workforce reductions	$3.8	$(0.5)	$(2.1)	$0.1	$1.3
Asset write-downs	—	(0.5)	0.6	(0.1)	—
Other	0.1	1.8	(1.5)	(0.7)	(0.3)

	$3.9	$0.8	$(3.0)	$(0.7)	$1.0

(a)	Cash expenditures for asset write-downs include proceeds received on asset disposals.

13.	Business Separation Costs

We recorded $2.4 million of business separation costs during the nine and three months ended September 30, 2011 related to non-cash non-recurring costs associated with the modification of share-based compensation awards as a result of the Separation.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the nine months ended September 30, 2011 and 2010 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2011	2010	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$954.6	$902.1	5.8%
Plumbing & Accessories	704.7	684.1	3.0
Advanced Material Windows & Door Systems	399.2	427.6	(6.6)
Security & Storage	394.0	376.0	4.8

Net sales	$2,452.5	$2,389.8	2.6%

Operating Income (Loss)
Kitchen & Bath Cabinetry	$20.9	$29.2	(28.4)%
Plumbing & Accessories	98.9	97.5	1.4
Advanced Material Windows & Door Systems	(9.6)	9.1	—
Security & Storage	45.7	49.2	(7.1)
Corporate	(38.8)	(32.2)	(20.5)

Operating income	$117.1	$152.8	(23.4)%

Corporate expenses include allocations of certain Fortune Brands general corporate expenses incurred directly by Fortune Brands These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost which included expense of $6.0 million and $4.3 million in the nine months ended September 30, 2011 and 2010, respectively. There are no amounts that are the elimination or reversal of transactions between reportable segments.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended September 30, 2011 and 2010 by segment were as follows:

	Three Months Ended September 30,
(In millions)	2011	2010	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$310.7	$300.1	3.5%
Plumbing & Accessories	249.1	227.4	9.5
Advanced Material Windows & Door Systems	148.2	149.5	(0.9)
Security & Storage	140.0	136.1	2.9

Net sales	$848.0	$813.1	4.3%

Operating Income (Loss)
Kitchen & Bath Cabinetry	$7.8	$9.7	(19.6)%
Plumbing & Accessories	38.6	31.3	23.3
Advanced Material Windows & Door Systems	(0.3)	7.1	—
Security & Storage	20.0	27.1	(26.2)
Corporate	(16.7)	(9.9)	(68.7)

Operating income	$49.4	$65.3	(24.3)%

Corporate expenses include allocations of certain Fortune Brands general corporate expenses incurred directly by Fortune Brands These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost which included expense of $2.6 million and $1.4 million in the three months ended September 30, 2011 and 2010, respectively. There are no amounts that are the elimination or reversal of transactions between reportable segments.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Home & Security	$50.0	$46.9	$20.1	$27.4
Basic and diluted earnings per common share	$0.32	$0.30	$0.13	$0.18
Basic and diluted average shares outstanding	155.1	155.1	155.1	155.1

Prior to the Separation, the total number of outstanding shares of the Company’s common stock increased significantly. On September 27, 2011, the 1,000 common shares that were previously issued and outstanding were split into 155,051,629 common shares necessary to effect the Separation. Upon the Separation, holders of Fortune Brands common stock received one share of Home & Security common stock for each share of Fortune Brands common stock held on September 20, 2011. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated adjusting the number of Home & Security shares for the stock split. The same number of shares was used to calculate basic and diluted earnings per share since no Home & Security stock-based awards were outstanding prior to the Separation. Diluted earnings per share subsequent to the Separation will reflect the potential dilution of any Home & Security outstanding stock-based awards.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.	Total Other Comprehensive Income

Total comprehensive income for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,
(In millions)	2011	2010
Net income attributable to Home & Security	$20.1	$27.4
Translation adjustments	(7.1)	1.5
Derivative instruments	—	0.4
Pension and postretirement benefit adjustments	(32.5)	2.4

Comprehensive income attributable to Home & Security	$(19.5)	$31.7
Comprehensive income attributable to noncontrolling interests	0.3	0.3

Total comprehensive (loss) income	$(19.2)	$32.0

17.	Pending Litigation

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2010, which are included in our Registration Statement on Form 10, as amended (the “Form 10”), filed with the Securities and Exchange Commission and declared effective on September 2, 2011. This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Security and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of our Form 10 entitled “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.” We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

OVERVIEW

Fortune Brands Home & Security, Inc. (together with its consolidated subsidiaries, “Home & Security,” “we,” “our,” “us” or the “Company”) is a leader in home and security products with companies focused on the design, manufacture and sale of market leading branded products in the following categories: kitchen and bath cabinetry, plumbing and accessories, advanced material windows products and entry door systems and security and storage products.

With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as strong innovation and customer service, we are focused on outperforming our markets on both growth and returns and driving increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market improve from current lows, we expect the benefits of operating leverage and strategic spending will help us to substantially improve profitability.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. In addition, we may invest in add-on acquisitions that leverage our existing brands and infrastructure, and we may undertake share repurchases.

OVERVIEW (Continued)

Home & Security was organized in 1988 and, until the Separation (as defined below), operated as a wholly-owned subsidiary of Fortune Brands, Inc. (“Fortune Brands,” later renamed Beam Inc.). On September 27, 2011, the Fortune Brands board of directors approved the separation of Home & Security into an independent, publicly traded company. In accordance with the Separation and Distribution agreement between Fortune Brands and the Company, the distribution of all the issued and outstanding shares Home & Security common stock was made on October 3, 2011, with Fortune Brands stockholders receiving one share of Home & Security common stock for each share of Fortune Brands common stock held as of 6:00 p.m. New York City Time on September 20, 2011 (the “Separation”). On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS.”

We expect that a U.S. home products market recovery will be gradual and uneven. We remain focused on our initiatives designed to outperform our markets. Over the downturn, we implemented proactive supply chain initiatives, decreased our employee headcount and number of manufacturing facilities and enhanced our flexibility and lowered our cost per unit. In addition, we made strategic investments in 2010 and 2011, such as in innovation, new products, targeted brand advertising, international selling infrastructure, and the maintenance of a nationwide manufacturing and service capacity. We believe these investments will position our businesses to perform well in the marketplace.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “—Forward-Looking Statements.”

RESULTS OF OPERATIONS

Basis of Presentation

The consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of Fortune Brands, using the historical results of operations, and the historical basis of assets and liabilities. Our historical financial statements include allocations of certain general corporate expenses of Fortune Brands incurred directly by Fortune Brands totaling $23.4 million and $23.9 million for the nine months ended September 30, 2011 and 2010, respectively, and $8.1 million and $7.0 million for the three months ended September 30, 2011 and 2010, respectively. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company or of the costs expected to be incurred in the future. The consolidated financial statements included in this Quarterly Report on Form 10-Q may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the periods presented. In particular:

RESULTS OF OPERATIONS (Continued)

•

Prior to the Separation, substantially all of the Company’s debt was payable to Fortune Brands. Following the Separation, the Company had a capital structure with significantly less debt and will have significantly less interest expense than is reflected in the historical financial statements. In the first quarter of 2011, Fortune Brands made an equity contribution of $2.7 billion to the Company.

•	The Company expects to incur additional expenses of approximately $20 million annually associated with functioning as an independent stand-alone public company.

•

Our effective tax rate historically reflected the impact of certain unusual items including the resolution of taxing authority audits and changes in valuation allowances, as well as recurring factors including changes in geographical mix of income before taxes and the level of pre-tax income or losses. Our effective tax rate has also historically been impacted by a high level of related party interest expense. After the Separation we expect our effective tax rate to be approximately 35%, excluding the impact of unusual items such as adjustments to provisions related to uncertain tax positions.

The following discussion of consolidated results of operations and segment results refers to the nine and three months ended September 30, 2011 compared to the nine and three months ended September 30, 2010. Consolidated results of operations should be read in conjunction with segment results of operations.

RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

	Net Sales
			% Change
(In millions)	2011	2010	vs. Prior Year
Kitchen & Bath Cabinetry	$954.6	$902.1	5.8%
Plumbing & Accessories	704.7	684.1	3.0
Advanced Material Windows & Door Systems	399.2	427.6	(6.6)
Security & Storage	394.0	376.0	4.8

Net sales	$2,452.5	$2,389.8	2.6%

	Operating Income (Loss)
			% Change
	2011	2010	vs. Prior Year
Kitchen & Bath Cabinetry	$20.9	$29.2	(28.4)%
Plumbing & Accessories	98.9	97.5	1.4
Advanced Material Windows & Door Systems	(9.6)	9.1	—
Security & Storage	45.7	49.2	(7.1)
Corporate(a)	(38.8)	(32.2)	(20.4)

Operating income	$117.1	$152.8	(23.4)%

(a)

Corporate expenses include allocations of certain Fortune Brands general corporate expenses incurred directly by Fortune Brands. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost which totaled expense of $6.0 million and $4.3 million in the nine months ended September 30, 2011 and 2010, respectively. There are no amounts that are the elimination or reversal of transactions between reportable segments.

Net Sales

Net sales increased $62.7 million, or 3%, to $2,452.5 million. The increase was primarily due to higher sales volume related to expanding relationships with key customers, new product introductions, the impact of price increases to help mitigate raw material and transportation cost increases, and an approximately $20 million impact of favorable foreign currency. These increases were partially offset by lower sales volume due to weaker market conditions, including the impact of expiring governmental tax incentives in the U.S. and Canada in 2010, and higher promotional spending, as well as the impact of lower customer inventory levels in 2011 compared to increased customer inventory levels in certain product categories in 2010.

Cost of products sold

Cost of products sold increased $78.0 million, or 5%, primarily due to higher sales and increased raw material costs (mainly for brass, steel, wood and resins) and costs to support new product introductions. The increase was partially offset by the benefit of productivity initiatives.

RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.0 million, or 3%, primarily due to planned increases in strategic spending to support growth initiatives and new product introductions, as well as higher transportation costs. In addition, expenses were unfavorably impacted by the 2010 favorable resolution of litigation (approximately $8 million). These increases were partially offset by a lower allocation of general administrative expenses from Fortune Brands and other expense reductions.

Amortization of intangible assets

Amortization of intangible assets decreased $1.0 million due to a customer relationship intangible that was fully amortized in the third quarter of 2010.

Restructuring charges

Restructuring charges were $1.8 million and $0.8 million in the nine months ended September 30, 2011 and 2010, respectively. The 2011 charges related to an announced windows facility closure within the Advanced Material Windows & Door Systems segment and supply chain initiatives in our Kitchen & Bath Cabinetry segment.

Over the next six months we expect to record restructuring and other costs of approximately $20 million related to the closure and consolidation of cabinetry manufacturing facilities and closure of a windows facility in the Advanced Material Windows & Door Systems segment. These costs include approximately $14 million of non-cash charges, principally accelerated depreciation for facilities that will be closed.

Business separations costs

We recorded $2.4 million of business separation costs during the nine months ended September 30, 2011 related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

Operating income

Operating income decreased $35.7 million, or 23%, primarily due to higher raw material and transportation costs (approximately $55 million), which were partially offset by price increases, and the impact of the 2010 favorable resolution of litigation (approximately $8 million). Operating income also decreased due to higher promotional spending, business separation costs and increased restructuring charges. Operating income benefited from higher sales and productivity initiatives.

For the full year 2011, we expect costs will be higher for raw materials and transportation costs (approximately $75 million), as well as strategic investments to support new business and long-term growth initiatives. We are striving to offset these increases with productivity initiatives and price increases.

Related party interest expense, net

Related party interest expense, net, was $23.2 million in the nine months ended September 30, 2011 compared to $87.3 million in the same period of 2010. The decrease of $64.1 million was predominantly due to the capitalization of a substantial majority of intercompany loans with Fortune Brands in the first quarter of 2011.

RESULTS OF OPERATIONS (Continued)

Other expense (income), net

Other expense (income), net, was expense of $1.9 million in the nine months ended September 30, 2011 compared to income of $0.5 million in the same period of 2010. The $2.4 million change was primarily due to net foreign currency transaction losses in 2011 compared to gains in 2010. Other expense, net includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates, calculated as if the Company were a separate taxpayer, for the nine months ended September 30, 2011 and 2010 were 44.6% and 27.4%, respectively. The effective tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends received in preparation for the Separation. The 2011 effective rate was favorably impacted by enacted changes in state tax laws that reduced the net deferred tax liability by $2.0 million. The effective tax rate in 2010 was favorably impacted by a $10.6 million tax benefit related to final settlement of a U.S. federal income tax audit and unfavorably impacted by tax expense of $2.2 million associated with a change in the tax law related to Medicare Part D subsidies.

Noncontrolling interests

Noncontrolling interest expense was $0.9 million in the nine months ended September 30, 2011 compared to $0.8 million in the nine months ended September 30, 2010.

Net income attributable to Home & Security

The net income attributable to Home & Security was $50.0 million in the nine months ended September 30, 2011 compared to $46.9 million in the same period of 2010. The $3.1 million, or 7%, increase in net income was primarily due to lower related party interest expense (net), partly offset by lower operating income and a higher effective income tax rate.

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $52.5 million, or 6%, primarily due to higher sales volume as a result of new business with key customers awarded in 2010, new product introductions and favorable foreign exchange. Net sales were unfavorably impacted by a weak market for big-ticket remodeling and new construction, due in part to the absence of first-time new homebuyer tax credits that expired on April 30, 2010.

Operating income decreased $8.3 million, or 28%, primarily due to higher promotional spending, and increased costs for raw materials (wood-related) and transportation. These decreases were partly offset by higher sales volume and the benefit of price increases. Increased costs to support new business and long-term growth initiatives were partially offset by productivity initiatives.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Plumbing & Accessories

Net sales increased $20.6 million, or 3%, primarily due to new product introductions in the U.S., higher sales in China and favorable foreign exchange. Net sales were unfavorably impacted by market weakness caused in part by the expiration of governmental tax incentives in 2010 in the U.S. and Canada, as well as lower year-over-year customer inventory levels.

Operating income increased $1.4 million, or 1%, primarily due to higher sales. Operating income was unfavorably impacted by higher costs for raw materials (brass, zinc, stainless steel and resins), net of price increases. Strategic investments to support new business and long-term growth initiatives were offset by the benefit of productivity increases.

Advanced Material Windows & Door Systems

Net sales decreased $28.4 million, or 7%, primarily due to market weakness caused by the expiration in December 2010 of U.S. tax incentives for purchases of energy-efficient home products.

Operating income decreased $18.7 million to a loss of $9.6 million, primarily due to lower sales, unfavorable mix and $2.9 million of restructuring and other charges related to a windows manufacturing closure and door warehouse consolidation. In addition, operating income decreased due to higher raw material (steel and resins) and transportation costs, which were partially offset by the benefit of price increases. Operating income benefited from productivity initiatives.

Security & Storage

Net sales increased $18.0 million, or 5%, primarily due to strong growth in the safety and international padlock categories and new garage organization product introductions, partially offset by lower sales of tool storage products.

Operating income decreased $3.5 million, or 7%, primarily due to the impact of the 2010 favorable resolution of litigation (approximately $8 million). Higher steel and brass costs were largely offset through price increases. Operating income benefited from increased volume and productivity initiatives.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Corporate

Corporate expenses increased $6.6 million, or 20%, primarily due to $2.4 million of non-cash non-recurring costs associated with the modification of share-based compensation awards as a result of the Separation and expenses related to transitioning to a stand-alone company.

Corporate expenses include allocations of certain Fortune Brands general corporate expenses incurred directly by Fortune Brands totaling $23.4 million and $23.9 million for the nine months ended September 30, 2011 and 2010, respectively. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost. After the Separation, the Company expects to incur additional corporate expenses of approximately $20 million annually associated with the incremental costs of functioning as an independent stand-alone public company.

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

	Net Sales
			% Change
(In millions)	2011	2010	vs. Prior Year
Kitchen & Bath Cabinetry	$310.7	$300.1	3.5%
Plumbing & Accessories	249.1	227.4	9.5
Advanced Material Windows & Door Systems	148.2	149.5	(0.9)
Security & Storage	140.0	136.1	2.9

Net sales	$848.0	$813.1	4.3%

	Operating Income (Loss)
			% Change
	2011	2010	vs. Prior Year
Kitchen & Bath Cabinetry	$7.8	$9.7	(19.6)%
Plumbing & Accessories	38.6	31.3	23.3
Advanced Material Windows & Door Systems	(0.3)	7.1	—
Security & Storage	20.0	27.1	(26.2)
Corporate(a)	(16.7)	(9.9)	(68.7)

Operating income	$49.4	$65.3	(24.3)%

(a)

Corporate expenses include allocations of certain Fortune Brands general corporate expenses incurred directly by Fortune Brands. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost which totaled expense of $2.6 million and $1.4 million in the three months ended September 30, 2011 and 2010, respectively. There are no amounts that are the elimination or reversal of transactions between reportable segments.

Net Sales

Net sales increased $34.9 million, or 4%, to $848.0 million. The increase was primarily due to higher sales volume related to expanding relationships with key customers, new product introductions, the impact of price increases to help mitigate raw material and transportation cost increases, and an approximately $5 million impact of favorable foreign currency. These increases were partially offset by lower sales volume due to weaker market conditions, including the impact of expiring governmental tax incentives in the U.S. and Canada in 2010.

Cost of products sold

Cost of products sold increased $35.7 million, or 7%, primarily due to higher sales and increased raw material costs (mainly for brass, steel, wood and resins). The increase was partially offset by the benefit of productivity initiatives.

RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.9 million, or 6%, primarily due to the impact of the 2010 favorable resolution of litigation (approximately $8 million). In addition, we incurred planned increases in strategic spending to support growth initiatives and new product introductions, higher transportation costs, and a higher allocation of general administrative expenses from Fortune Brands.

Amortization of intangible assets

Amortization of intangible assets decreased $0.2 million.

Business separations costs

We recorded $2.4 million of business separation costs during the three months ended September 30, 2011 related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

Restructuring charges

Restructuring charges were $1.1 million and $0.1 million in the three months ended September 30, 2011 and 2010, respectively. The $1.0 million increase in charges primarily reflects certain supply chain initiatives in the Kitchen & Bath Cabinetry segment and a windows facility closure within the Advanced Material Windows & Door Systems segment.

Operating income

Operating income decreased $15.9 million, or 24%, primarily due to higher raw material and transportation costs (approximately $25 million), which were partially offset by price increases, and the impact of the 2010 favorable resolution of litigation (approximately $8 million). In addition, operating income also decreased due to higher promotional spending, business separation costs and increased restructuring charges. The impact of increased spending to support long-term growth initiatives and new product introductions was offset by the benefit of productivity initiatives. Operating income benefited from higher sales volume.

Related party interest expense, net

Related party interest expense, net, was $0.2 million in the three months ended September 30, 2011 compared to $29.1 million in the same period of 2010. The decrease was predominantly due to the capitalization of a substantial majority of intercompany loans with Fortune Brands in the first quarter of 2011.

Other expense (income), net

Other expense (income), net, was expense of $1.8 million in the three months ended September 30, 2011 compared to income of $0.8 million in the same period of 2010. The $2.6 million change was primarily due to net foreign currency transaction losses in 2011 compared to gains in 2010. Other expense (income), net includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

RESULTS OF OPERATIONS (Continued)

Income taxes

The effective income tax rates, calculated as if the Company were a separate taxpayer, for the three months ended September 30, 2011 and 2010 were 57.1% and 24.7%, respectively. The effective tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends received in preparation for the Separation. The effective tax rate in 2010 was favorably impacted by an $8.1 million tax benefit related to final settlement of a U.S. federal income tax audit.

Noncontrolling interests

Noncontrolling interest expense was $0.3 million in both the three months ended September 30, 2011 and 2010.

Net income attributable to Home & Security

The net income attributable to Home & Security was $20.1 million in the three months ended September 30, 2011 compared to $27.4 million in the same period of 2010. The decrease of $7.3 million was primarily due to lower related party interest expense (net), partly offset by lower operating income and a higher effective income tax rate.

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $10.6 million, or 4%, primarily due to higher sales volume as a result of new business with key customers awarded in 2010, new product introductions, and favorable foreign exchange. Net sales were unfavorably impacted by a weak market for big-ticket remodeling and new construction.

Operating income decreased $1.9 million, or 20%, primarily due to higher promotional spending and increased costs for raw materials (wood-related) and transportation. These decreases were partially offset by higher sales volume and the benefit of price increases. Increased costs to support new business and long-term growth initiatives were partially offset by productivity initiatives.

Plumbing & Accessories

Net sales increased $21.7 million, or 10%, primarily due to the benefit of new product introductions in the U.S., higher sales in China and favorable foreign exchange. Net sales were favorably impacted by post-stimulus market weakness in the third quarter of 2010.

Operating income increased $7.3 million, or 23%, primarily due to higher sales and the benefit of productivity initiatives. Operating income was unfavorably impacted by higher costs for raw materials (brass, zinc, stainless steel and resins), which were partially offset by price increases.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Advanced Material Windows & Door Systems

Net sales decreased $1.3 million, or 1%, primarily due to general market weakness caused by the expiration in December 2010 of U.S. tax incentives for purchases of energy-efficient home and unfavorable product mix, partially offset by higher door sales.

Operating income decreased $7.4 million to a loss of $0.3 million, primarily due to lower sales, unfavorable mix, higher raw material (steel and resins) and transportation costs, which were partially offset by price increases, and $2.2 million of restructuring and other costs related to the closure of a windows manufacturing facility.

Security & Storage

Net sales increased $3.9 million, or 3%, primarily due to higher sales volume of security products, including safety and international padlock categories.

Operating income decreased $7.1 million, or 26%, primarily due the impact of the 2010 favorable resolution of litigation (approximately $8 million). Higher steel and brass costs were partially offset through price increases. Operating income also benefited from increased volume and productivity initiatives.

Corporate

Corporate expenses increased $6.8 million, primarily due to $2.4 million of non-cash business separation costs associated with the modification of share-based compensation awards as a result of the Separation and expenses related to transitioning to a stand-alone company, and higher pension expense. Corporate expenses include allocations of certain Fortune Brands general corporate expenses incurred directly by Fortune Brands totaling $8.1 million and $7.0 million for the three months ended September 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs have historically been to support working capital requirements and fund capital expenditures. In the future, we may have liquidity needs to finance acquisitions, repurchase common stock and pay dividends, when appropriate. Historically, our principal sources of liquidity have been cash on hand, cash flows from operating activities and financial support from Fortune Brands. Upon the Separation, we no longer have financial support from Fortune Brands. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. Although we are confident in our ability to generate cash over the long-term, we do not initially expect to pay a dividend. We expect that our Board of Directors will periodically evaluate establishing a dividend. We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the “Risk Factors” section in our Form 10.

Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to Fortune Brands in the amount of $500 million. In addition, on October 3, 2011, Home & Security also paid a $48.9 million dividend to Fortune Brands representing U.S. cash balances generated subsequent to the date of the conversion of Home & Security from a Delaware limited liability company to a Delaware corporation. In the first quarter of 2011, Fortune Brands, Inc. made an equity contribution totaling $2.7 billion to the Company, capitalizing a substantial majority of the loan balances with Fortune Brands at that time. All loans to/from Fortune Brands were capitalized immediately prior to the Separation.

On August 22, 2011, we signed a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan. Both facilities are to be used for general corporate purposes including to finance the $500 million dividend we paid to Fortune Brands immediately prior to the Separation. On October 4, 2011, Home & Security made an initial borrowing of $510 million under these facilities. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a Debt to adjusted EBITDA ratio. Based upon the Company’s Debt to adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At September 30, 2011, we were in compliance with these ratios. We believe our operating cash flow, availability under the new credit facility and access to capital markets will provide sufficient liquidity to support the Company’s financing needs.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
(In millions)	2011	2010
Net cash provided by operating activities	$23.0	$56.1
Net cash used in investing activities	(44.0)	(27.3)
Net cash provided by (used in) financing activities	88.9	(29.1)
Effect of foreign exchange rate changes on cash	(1.0)	0.1

Net increase (decrease) in cash and cash equivalents	$66.9	$(0.2)

Management believes that free cash flow provides investors with useful supplemental information about our ability to fund internal growth, make acquisitions, repay debt, pay dividends and repurchase common stock. Free cash flow, as shown below, is cash from operating activities less net capital expenditures (capital expenditures less proceeds from the sale of assets, including property, plant and equipment). Free cash flow is not a measure derived in accordance with U.S. generally accepted accounting principles (GAAP) and may not be consistent with similar measures presented by other companies. A reconciliation of free cash flow to net cash provided by operating activities, the most comparable measure derived in accordance with GAAP, is as follows:

	Nine Months Ended
	September 30,
(In millions)	2011	2010
Net cash provided by operating activities	$23.0	$56.1
Capital expenditures	(41.4)	(28.2)
Proceeds from the disposition of assets	3.4	0.9

Free cash flow	$(15.0)	$28.8

Net cash provided by operating activities was $23.0 million in the nine months ended September 30, 2011 compared to $56.1 million in the nine months ended September 30, 2010. The decrease of $33.1 million was primarily due to higher incentive compensation and customer program payments in 2011, partially offset by the impact of a smaller increase in inventory in 2011.

Net cash used in investing activities was $44.0 million in the nine months ended September 30, 2011 compared to $27.3 million in the nine months ended September 30, 2010. The increase of $16.7 million was primarily due to planned higher capital spending compared to low spending in the prior year.

Net cash provided by financing activities was $88.9 million in the nine months ended September 30, 2011 compared to cash used of $29.1 million in the nine months ended September 30, 2010. The increase of $118.0 million was primarily due to increased borrowings from Fortune Brands to fund operating and investing cash needs and increased loans from Fortune Brands due to the transfer of a Fortune Brands subsidiary to the Company in connection with the Separation.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $391.8 million and $374.2 million as of September 30, 2011 and December 31, 2010, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $9.8 million and $14.7 million as of September 30, 2011 and December 31, 2010, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our foreign currency and commodity derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at September 30, 2011 and December 31, 2010 was $2.5 million and $3.2 million, respectively. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. We met all of our U.S. minimum funding requirements for 2010. There is no minimum funding requirement in 2011 and we have made no pension contributions through September 30, 2011. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars. See Note 7, “External Debt and Financing Arrangements,” to the Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This guidance requires entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It is effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Home & Security) and can be applied either prospectively or retrospectively. Adoption of this standard did not impact our financial statements and disclosures.

Fair Value Measurement

In May 2011, the FASB issued new guidance on fair value measurement and disclosure requirements (ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). We do not believe that adoption of this standard will have a material impact on our financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements are effective for public entities as of the beginning of the fiscal year that begins after December 15, 2011 (calendar year 2012 for Home & Security). Full retrospective application is required. Early adoption is permitted. We believe that adoption of this standard will not have a material impact on our financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the Securities and Exchange Commission or, with respect to any documents incorporated by reference, available at the time such document was prepared. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the sections entitled “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in our Form 10, which are hereby incorporated herein by reference. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Quantitative and Qualitative Disclosures about Market Risk in the Form 10.

Item 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

a)	Other Litigation

The Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested.

b)	Environmental Matters.

We are subject to laws and regulations relating to protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future. In our opinion, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Item 1A.	RISK FACTORS.

There have been no material changes from risk factors previously disclosed in our Form 10 in the section entitled “Risk Factors”.

Item 6.	EXHIBITS

2.1.	Separation and Distribution Agreement, dated as of September 27, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

4.1.	Rights Agreement, dated as of September 6, 2011, between the Company and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the SEC on September 6, 2011).

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

10.2.	Employee Matters Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

10.3.	Indemnification Agreement, dated as of September 14, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2011).

10.4.	Credit Agreement, dated as of August 22, 2011, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed with the SEC on August 31, 2011).

10.5.*	Short-Term Credit Agreement, dated as of August 31, 2011, by and among the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A.

10.6.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 3, 2011).

10.7.*	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) related notes tagged as blocks of text.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: November 10, 2011	/s/ E. Lee Wyatt
E. Lee Wyatt
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit
2.1.	Separation and Distribution Agreement, dated as of September 27, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

4.1.	Rights Agreement, dated as of September 6, 2011, between the Company and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the SEC on September 6, 2011).

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

10.2.	Employee Matters Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

10.3.	Indemnification Agreement, dated as of September 14, 2011, between the Company and Fortune Brands, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2011).

10.4.	Credit Agreement, dated as of August 22, 2011, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed with the SEC on August 31, 2011).

10.5.*	Short-Term Credit Agreement, dated as of August 31, 2011, by and among the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A.

10.6.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 3, 2011).

10.7.*	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) related notes tagged as blocks of text.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.