Form 10-K
period 2011-12-31
Fortune Brands Home & Security, Inc.
filed 2012-02-22
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 1-35166

Fortune Brands Home & Security, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1411546
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Lake Cook Road, Deerfield, IL 60015-5611

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐        No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐        No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒        No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on
Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐      Accelerated filer      ☐      Non-accelerated filer      ☒      Smaller reporting company      ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐        No    ☒

As of June 30, 2011, the registrant’s common stock was not publicly traded. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 3, 2012, was 157,865,288.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 2012 (to be filed not later than 120 days after the end of registrant’s fiscal year) (the “2012 Proxy Statement”) is incorporated by reference into Part III  hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Home & Security,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries, after giving effect to the spin-off of Home & Security from Fortune Brands, Inc. and (ii) “Former Parent” refer to Fortune Brands, Inc.

Separation

On September 27, 2011, the board of directors of our Former Parent approved the spin-off of Home & Security into an independent, publicly-traded company (the “Separation”). The Separation was accomplished by increasing the total number of issued and outstanding shares of Home & Security common stock such that 155,052,629 shares of Home & Security common stock were available for distribution to the holders of common stock of our Former Parent. The Separation was accomplished pursuant to a Separation and Distribution Agreement, dated September 27, 2011, between our Former Parent and the Company. On October 3, 2011, the Separation was completed, with the stockholders of our Former Parent receiving one share of Home & Security common stock for each share of Former Parent common stock held as of 6:00 p.m. New York City Time on September 20, 2011. In addition, we paid a dividend of $548.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. Following the Separation, our Former Parent changed its name to Beam Inc. and retained no ownership interest in Home & Security. Home & Security and Beam Inc. now have separate public ownership, boards of directors and management.

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our categories. With a foundation of market-leading brands and lean and flexible supply chains as well as strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, and “do-it-yourself” remodeling-oriented home centers and other retail outlets.

Our Strategy

Build on leading business and brand positions in attractive growth and return categories.     We believe that we have leading market positions and brands in many of our product categories. We are continuing to invest in targeted advertising and other strategic initiatives aimed at enhancing brand awareness and educating consumers regarding the breadth, features and benefits of certain product lines. We also strive to leverage our brands to expand into adjacent product categories.

Continue to develop innovative products for customers, designers, installers and consumers.     Sustained investments in consumer-driven product innovation and customer service, along with our lower cost structures, have contributed to our success in winning significant new business in the marketplace and creating consumer demand. MasterBrand Cabinets launched innovative new door designs, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price. We have emerged as an industry leader in promoting energy efficiency and “green” products. Moen has introduced an extensive line of eco-friendly faucets and showerheads that carry the EPA’s WaterSense designation. Moen’s track record of continued innovation includes offerings such as a market-leading Spot Resist finish. Therma-Tru and Simonton are leveraging advanced materials to deliver products that combine aesthetic beauty and energy efficiency. In 2011, Therma-Tru introduced a new line of smooth fiberglass doors. Master Lock has long been an innovative leader in security products, such as the easy-to-use Speed Dial™ combination padlock, and continues to grow by entering adjacent security categories such as door hardware, commercial safety and electronic security products.

Expand in international markets.    We have opportunities to expand sales by further penetrating international markets, which represented approximately 17% of net sales in 2011. For example, Moen is expanding in China, India and South America. Kitchen Craft is a strong and growing cabinetry brand in Canada. Master Lock is expanding its presence in Europe and China, while Therma-Tru is making inroads in Canada as consumers transition from traditional entry door materials to more advanced and energy-efficient fiberglass doors. In 2011, the percentage of sales derived from markets outside the U.S. was more than 25% for Moen and Master Lock.

Leverage our global supply chains.    We are using lean manufacturing, design-to-manufacture and distributive assembly techniques to make our supply chains more flexible and improve supply chain quality, cost, response times and asset efficiency. We view our supply chains as a strategic asset not only to support strong operating leverage when volumes recover, but also to enable the profitable growth of new products, adjacent market expansion and international growth.

Enhance returns and deploy our cash flow to high-return opportunities.    We believe our most attractive opportunities are to invest in profitable organic growth initiatives. In addition, we may invest in add-on acquisitions that leverage our existing brands and infrastructure, and we may undertake share repurchases. Both add-on acquisitions and share repurchase opportunities may be particularly attractive in the next few years given the uncertain and uneven pace of recovery in our end markets. We expect that our Board of Directors will periodically evaluate establishing a dividend and/or share repurchase program.

Our Competitive Strengths

We believe our competitive strengths include the following:

Leading brands.    We have leading brands in many of our product categories. We believe that established brands are meaningful to both consumers and trade customers in their respective categories and that we have the opportunity to, among other things, expand many of our brands into adjacent product categories and international markets.

Strategic focus on attractive consumer-facing categories.    We believe we operate in categories that, while very competitive, are among the more attractive categories in the home products and security products industries. Some of the key characteristics that make these categories attractive in our view include the following:

>	product quality, innovation, fashion, finish, durability and functionality, which are key determinants of product selection in addition to price;

>	established brands, which are meaningful to both consumers and trade customers;

>	the opportunity to add value to a complex consumer purchasing decision with excellent service propositions, reliability of products, ease of installation and superior delivery lead times;

>	the value our products add to a home, particularly with kitchen and bath remodeling and additions, the curb appeal offered by stylish entry door systems and the energy efficiency benefits of advanced materials windows and doors;

>	favorable long-term trends that benefit the outlook for our markets over time;

>	the relatively stable demand for security products; and

>	with respect to security, the opportunity to expand into adjacent categories.

Supply chain flexibility and lean cost structure.    During the housing downturn, which began in 2006, we reduced the number of our manufacturing facilities and employees by approximately 40%, and we restructured our supply chains, while maintaining substantial supply chain flexibility and brand investment. As a result, we believe we have positioned the Company well to absorb additional volume and drive strong growth in sales, profits and cash flows as the U.S. housing market recovers from recessionary levels and demand improves. We believe our investments in lean manufacturing and productivity initiatives have resulted in supply chain flexibility and the ability to cost-effectively match demand levels that may be uneven. In addition, our supply chains and lower cost structures are creating favorable operating leverage as volumes return without sacrificing customer service levels or lead times. We believe that margin improvement will be driven predominantly by volume expansion that can be readily accommodated by additional production shifts and equipment as necessary.

Commitment to innovation.    Sustained investments in innovation and customer service, along with our lower cost structures, have contributed to our success in winning new business. MasterBrand Cabinets launched innovative new door designs, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price. We have also emerged as an industry leader in promoting energy efficiency and “green” products. Moen has introduced an extensive line of eco-friendly faucets and showerheads that carry the EPA’s WaterSense designation. Moen’s track record of continued innovation also includes offerings such as a market-leading Spot Resist finish. Therma-Tru and Simonton are leveraging advanced materials to deliver products that combine aesthetic beauty and energy efficiency. Master Lock has long been an innovative leader in security products and continues to grow by entering adjacent security categories such as door hardware, commercial safety and electronic security products.

Diverse sales end-use mix.    We sell products in a variety of categories in the U.S. home products market. In addition, our exposure to changing levels of U.S. residential new home construction activity is counteracted by more stable repair-and-remodel activity, which comprises a substantial majority of the overall U.S. home products market. We also benefit from a stable market for security and storage products and international sales growth opportunities.

Diverse sales channels.    We sell to a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers and “do-it-yourself” remodeling-oriented home centers. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage existing sales channels to expand into adjacent product categories. In 2011, sales to our top ten customers represented less than half of total sales.

Decentralized business model.    Our business segments are focused on distinct product categories and are responsible for their own performance. This structure enables each of our segments to independently best position itself within each category in which it competes and reinforces strong accountability for operational and financial performance. Each of our segments focuses on its unique set of consumers, customers, competitors and suppliers, while also sharing best practices.

Business Segments

We have four business segments: Kitchen & Bath Cabinetry, Plumbing & Accessories, Advanced Material Windows & Door Systems, and Security & Storage. The following table contains key information regarding each of these segments, including what we believe are our leadership positions:

Segment	2011 Revenue (in millions)	Percentage of Total 2011 Revenue	Leadership Position	Key Brands
Kitchen & Bath Cabinetry	$1,256	38%	#1 Kitchen & Bath Cabinetry manufacturer in North America	Aristokraft, Omega, Kitchen Craft, Schrock, Diamond, HomeCrest, Decorá, Kemper, Thomasville(a) and Martha Stewart Living(a)

Plumbing & Accessories	$963	29%	#1 faucet brand in North America and a leader in China	Moen, Cleveland Faucet Group (CFG)

Advanced Material Windows & Door Systems	$553	16%	#1 fiberglass residential entry door brand in the U.S. and a leader in vinyl windows	Therma-Tru, Simonton, Fypon

Security & Storage	$557	17%	#1 in padlocks in North America and a leader in broader access control markets in North America and Europe	Master Lock, American Lock, Waterloo
Total	$3,329	100%

(a)

Thomasville Cabinetry is a registered trademark of Thomasville Home Furnishings, Inc. a subsidiary of Furniture Industries, Inc., and Martha Stewart Living is a registered trademark of Martha Stewart Living Omnimedia, Inc.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 17% of 2011 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot and Lowe’s, each accounted for more than 10% of the Company’s net sales in 2011. Sales to all U.S. home centers in the aggregate were approximately 30% of net sales in 2011.

Kitchen & Bath Cabinetry.    Our Kitchen & Bath Cabinetry segment manufactures custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home. We sell a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Omega, Kitchen Craft, Schrock, Diamond, HomeCrest, Decorá, Kemper, Thomasville and Martha Stewart Living. Substantially all of this segment’s sales are in North America. We sell directly to kitchen and bath dealers, home centers, wholesalers and large builders. Sales to The Home Depot and Lowe’s comprised approximately 34% of net sales of the Kitchen & Bath Cabinetry segment in 2011. Our competitors include Masco and American Woodmark, as well as a large number of small suppliers.

Plumbing & Accessories.    Our Plumbing & Accessories segment manufactures or assembles faucets, accessories and kitchen sinks in North America, China and India, predominantly under the Moen brand. Although we sell Plumbing & Accessories products principally in the U.S. and Canada, we also sell them in China, India, Mexico, South America and Southeast Asia. We sell directly through our own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. Sales to The Home Depot and Lowe’s comprised approximately 31% of net sales of the Plumbing & Accessories segment in 2011. Our chief competitors include Delta (owned by Masco), Kohler, Pfister (owned by Stanley Black & Decker), American Standard and imported private-label brands.

Advanced Material Windows & Door Systems.    Our Advanced Material Windows & Door Systems segment manufactures fiberglass and steel entry door systems, vinyl-framed window and patio doors, and urethane millwork product lines. This segment benefits from the long-term trend away from traditional materials, such as wood, steel and aluminum, toward more energy-efficient and durable synthetic materials. Therma-Tru products include fiberglass and steel residential entry door and patio door systems, primarily for sale in the U.S. and Canada. Simonton Windows is a leading national brand of vinyl-framed windows and patio doors. Simonton products are mainly manufactured and sold in the U.S. This segment’s principal customers are home centers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. Sales to The Home Depot and Lowe’s comprised approximately 20% of net sales of the Advanced Material Windows & Door Systems segment in 2011. Our competitors include Masonite, JELD-WEN and Plastpro, Silverline (owned by Andersen Windows), Atrium and Milgard (owned by Masco).

Security & Storage.    Our Security & Storage segment consists of locks, safety and security devices, and electronic security products manufactured, sourced and distributed by Master Lock and tool storage and garage organization products manufactured by Waterloo. This segment sells products principally in the U.S., Canada, Europe, Australia and Central America. Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks, and other specialty safety and security devices. Master Lock sells products designed for consumer use to hardware and other retail outlets, wholesale distributors and home centers, and Master Lock sells lock systems to industrial and institutional users, original equipment manufacturers and retail outlets. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset, Schlage, Assa Abloy and various imports.

Waterloo manufactures tool storage and garage organization products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo primarily sells to Sears retail stores for resale under the Craftsman brand owned by Sears Brands, LLC. In addition, Waterloo sells under the Waterloo and private-label brand names to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Snap-On, Kennedy, Stanley Black & Decker, Stack-On and others in the metal storage segment and with Stanley Black & Decker, Keter, Newell Rubbermaid and others in the plastic hand box category.

Annual revenues for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2011	2010	2009
Kitchen & Bath Cabinetry	$1,256.3	$1,188.8	$1,125.7
Plumbing & Accessories	962.8	923.8	835.0
Advanced Material Windows & Door Systems	552.9	600.7	550.8
Security & Storage	556.6	520.2	495.3
Total	$3,328.6	$3,233.5	$3,006.8

For additional financial information for each of our business segments, refer to Note 17, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Other Information

Raw materials.    The table below indicates the principal raw materials used by each of our segments. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products.

Segment	Raw Materials
Kitchen & Bath Cabinetry	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing & Accessories	Brass, zinc, copper, nickel and resins
Advanced Material Windows & Door Systems	Resins, steel and glass
Security & Storage	Rolled steel, brass, zinc, and aluminum

Intellectual property.    Product innovation and branding are important to the success of our business. In addition to the brand protection offered by our trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. We hold U.S. and foreign patents covering various features used in products sold within all of our business segments. Although each of our segments relies on a number of patents and patent groups that, in the aggregate, provide important protections to the Company, no patent or patent group is material to any of the Company’s segments.

Employees.    As of December 31, 2011, we had approximately 16,100 employees. Approximately 11% of these employees are covered by collective bargaining agreements, none of which are subject to agreements that will expire within one year. Employee relations are generally good.

Information about geographic areas.    For additional information, refer to Note 17, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Seasonality.    All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair-and-remodel activity and security and storage buying are lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters.     We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2011, eight instances have not been dismissed, settled or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2011 and 2010, we had accruals of $7.9 million and $8.2 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

Legal proceedings.    We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions and, as with any litigation, it is possible that some of these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested.

Legal structure.    Fortune Brands Home & Security, Inc. is a holding company that was initially organized as a Delaware corporation in 1988. In 2005, the company was converted into a Delaware limited liability company, which was subsequently renamed “Fortune Brands Home & Security LLC.” On August 26, 2011, Fortune Brands Home & Security LLC converted into a Delaware corporation, Fortune Brands Home & Security, Inc. Wholly-owned subsidiaries of the Company include MasterBrand Cabinets, Inc., Moen Incorporated, Therma-Tru Corp., Simonton Holdings, Inc. and Fortune Brands Storage & Security LLC. As a holding company, Home & Security is a legal entity separate and distinct from our subsidiaries. Accordingly, the rights of the Company, and thus the rights of our creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary, is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Available Information.    The Company’s website address is www.FBHS.com. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the Securities and Exchange Commission (the “SEC”). These documents also are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Principles, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Charters for the Committees of our Board of Directors and certain other information related to the Company.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents incorporated by reference, available at the time such document was prepared. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the section below entitled “Risk Factors.” Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Item 1A.  Risk Factors.

Risks Relating to Our Business

Our business primarily relies on North American home improvement, repair and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. While the North American housing market stabilized during 2010 and 2011, the prolonged decline in the housing market continues to adversely affect these activities, which remain at historically low levels. Low levels of consumer confidence and the downward pressure on home prices have made homeowners hesitant to make additional investments in their homes, particularly for large ticket items such as kitchen and bath remodeling projects. Further, tighter lending standards have limited the ability of consumers to finance home purchases and home improvements. The new home construction market, which is generally cyclical in nature, has undergone a major downturn marked by substantial declines in the demand for new homes, an oversupply of new and existing homes on the market, and a reduction in the availability of financing for homebuyers, and remains at historically low levels. In addition, the high number of home mortgage foreclosures has further added to the oversupply of existing homes held for sale, which has contributed to the sustained downward pressure on home prices as well as the demand for new home construction.

We continue to believe long-term trends should result in substantial growth in our markets. Population growth and immigration trends are contributing to increased household formation, which we believe should reduce the existing excess supply of homes in the market. In addition, due to aging housing stock, there is a growing need for replacement, remodeling and repair as well as products to enhance energy efficiency. We also believe that there is growing awareness regarding the importance of adequately protecting family, employees and assets. Although we continue to believe that the long-term outlook for the home products markets is favorable, we cannot predict the timing, strength, or shape of a recovery. As a result, depressed levels of consumer spending on home improvements and new home construction have adversely affected, and may continue to adversely affect, our results of operations, cash flows and financial condition.

Consumers may have been adversely impacted long-term by the global economic recession, economic and housing challenges may continue and a recovery may be slow or may not occur at all, adversely impacting our results of operations, cash flows and financial condition.

Stable economic conditions, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own results of operations, cash flows and financial condition. While the major economic disruptions of the 2008-2009 recession have largely subsided, significant economic and consumer challenges remain, including sustained high unemployment, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. As a result, consumers trading down to lower-priced products and increased focus on value may endure long-term despite a recovery in demand. Consumers may even choose to reduce discretionary spending further or price consciousness may intensify or delay or decrease home ownership and household formation, as well as cause a shift in demand to smaller, less expensive homes, including from single-family to multi-family housing. These factors may adversely impact our results of operations, cash flows and financial condition. In addition, the prolonged global economic downturn may also adversely impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

We operate in very competitive consumer and trade brand categories.

The home products market is very competitive. Competition is further intensified during economic downturns. Although we believe that competition in our businesses is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Price sensitive customers may be more likely to trade down to lower-priced products during challenging economic times or if economic conditions worsen. In addition, some of our competitors may resort to price competition to sustain market share and manufacturing capacity utilization. Also, certain large customers continue to offer private-label brands that compete with some of our product offerings as a lower-cost alternative. The strong competition that we face in all of our businesses may adversely affect our profitability and revenue levels, as well as our results of operations, cash flows and financial condition.

We may not successfully develop new products or improve existing products.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development, and our new products may not be commercially successful. In addition, it is possible that competitors may either improve more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations, cash flows and financial condition.

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to reduce costs and enhance quality. We strive to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low cost supply chains that can respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition. Despite our efforts to control costs and improve productivity in our facilities, increased competition could still cause lower operating margins and profitability, negatively impacting our results of operations, cash flows and financial condition.

Risks associated with global commodity and energy availability and price and volatility, as well as the possibility of sustained inflation could adversely affect our results of operations, cash flows and financial condition.

We are exposed to risks associated with global commodity price volatility arising from restricted or uneven supply conditions, the sustained expansion and volatility of demand from emerging markets, potentially unstable geopolitical and economic variables, weather and other unpredictable external factors. We buy raw materials that contain commodities such as copper, zinc, steel, glass, wood, and petroleum-based products such as resins. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

Continued consolidation of our customers could adversely affect our results of operations, cash flows and financial condition.

The consolidation of customers in North America has increased the size and importance of individual customers and creates risk of exposure to potential volume loss. Furthermore, larger customers have greater leverage and can better control the prices we receive for our products and services, our costs of doing business with them and the terms and conditions on which we do business. The loss of certain larger customers could have a material adverse effect on our results of operations, cash flows and financial condition.

Our failure to attract and retain qualified personnel could adversely affect our results of operations, cash flows and financial condition.

Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration. The failure to attract, motivate and retain members of our senior management team and key employees could have a negative effect on our results of operations, cash flows and financial conditions.

Risks associated with potential strategic acquisitions could adversely affect our results of operations, cash flows and financial condition.

We consider acquisitions and joint ventures as a means of enhancing shareholder value. Acquisitions and joint ventures involve risks and uncertainties, including difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers and brands; the inability to achieve the expected financial results and benefits of transactions; the loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; and diversion of management’s attention from other business matters. Future acquisitions could cause us to incur additional debt or issue shares, resulting in dilution in earnings per share and return on capital.

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally.

We manufacture, source or sell our products in a number of locations throughout the world, including the U.S., Canada, Mexico, China and Europe. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position in local currency of our products, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source raw materials, components and finished goods from China where we have experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations pertaining to health and safety (including protection of employees as well as consumers) and environmental concerns continue to emerge, domestically as well as internationally. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with these regulations (such as the restrictions on lead content in plumbing products and on volatile organic compounds and formaldehyde emissions that are applicable to many of our businesses) may require us to alter our manufacturing and installation processes and our sourcing. Such actions could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

The inability to secure and protect our intellectual property rights could negatively impact revenues and brand reputation.

We have many patents, trademarks, brand names and trade names that are important to our business. Unauthorized use of these intellectual property rights may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers and increase litigation costs. There can be no assurance that our efforts to protect our brands and trademark rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. Furthermore, others may assert intellectual property infringement claims against us or our customers.

Our businesses rely on the performance of wholesale distributors, dealers and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels and customers.

We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations, cash flows and financial condition. The consolidation of distributors or the financial instability or default of a distributor or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors, representatives or retailers may also market other products that compete with our products. The loss or termination of one or more of our major distributors, representatives or retailers, the failure of one or more of our distributors or representatives to effectively promote our products, or changes in the financial or business condition of these distributors or representatives could affect our ability to bring products to market.

Our postretirement benefit-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions.

Increases in the costs of postretirement medical and pension benefits may continue and negatively affect our business as a result of: increased usage of medical benefits by retired employees and medical cost inflation in the United States; the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes to our investment strategy that may impact our expected return on pension plan assets assumption. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. The Company’s accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly those due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

Risks associated with the disruption of operations could adversely affect our results of operations, cash flows and financial condition.

We manufacture a significant portion of the products we sell. Any prolonged disruption in our operations, whether due to technical or labor difficulties, lack of raw material or component availability, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect our ability to manufacture and market our products.

We purchase raw materials to be used in manufacturing our products and also rely on third-party manufacturers as a source for finished goods. We typically do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances we maintain single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations.

Financial, operating or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent us from manufacturing or obtaining the finished goods necessary to meet customer demand. If we are unable to meet customer demand, there could be an adverse effect on our results of operations, cash flows and financial condition.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate and the resolution of unrecognized tax benefits.

Our businesses are subject to income taxation in the U.S. as well as internationally. It is possible that future income tax legislation may be enacted that could have a material adverse impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and which could have a material adverse effect on us. These matters may include contract disputes, intellectual property disputes, personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have a material adverse effect on our results of operations, cash flows and financial condition.

We maintain insurance against some, but not all, of these risks of loss resulting from claims and litigation. We may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on our results of operations, cash flows and financial condition.

We are subject to product safety regulations, recalls and direct claims for product liability that can result in significant liability and, regardless of the ultimate outcome, can be costly to defend. As a result of the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers. Increasingly, homebuilders, including our customers, are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers typically include the agreement to indemnify them against liability for the performance of our products or services or the performance of other products that we install. These claims, often asserted several years after completion of construction, frequently result in lawsuits against the homebuilders and many of their subcontractors, including us, and require us to incur defense costs even when our products or services are not the principal basis for the claims.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our results of operations and financial condition.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. We evaluate the recoverability of goodwill by using a weighting of the income and market approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. For the market approach, we apply market multiples for peer groups to the operating results of the reporting units to determine each reporting unit’s fair value. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in further impairments include contractions in the North American housing market and a change in the timing and pace of the recovery from the recent global recession. In addition, further impairment could be caused by changes in the consumer categories in which we operate, increased competition, a significant product liability or intellectual property claim or other factors leading to reduction in expected long-term sales or profitability. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected.

We may experience delays or outages in our information technology system and computer networks.

We, like most companies, may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. Our businesses may implement enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. Predictions regarding benefits resulting from the implementation of these projects are subject to uncertainties. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In particular, the Security & Storage business is increasingly utilizing digital elements that may allow consumers to use and store personally identifiable information through online services operated by Master Lock. Such information may include names, passwords, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We devote appropriate resources to network security, data encryption, and other security measures to protect its systems and data, but these security measures cannot provide absolute security. In the event of a breach, we would be exposed to a risk of loss or litigation and possible liability, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

We are subject to credit risk on our accounts receivable.

Our outstanding trade receivables are generally not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade and non-trade receivables, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our results of operations, cash flows and operating results. In addition, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods than is contemplated by our current allowances for doubtful accounts.

There can be no assurance that we will have access to the capital markets on terms acceptable to us.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance, (2) our credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets and (4) the state of the economy, including the U.S. housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

Provisions in our amended and restated certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of us, even if that change may be considered beneficial by some of our stockholders.

The existence of some provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may discourage a future takeover attempt not approved by our Board of Directors but which our stockholders may deem to be in their best interests or in which stockholders may receive a substantial premium for their shares over then current market prices. These provisions include but are not limited to a classified board of directors with three-year staggered terms, the right of our Board of Directors to issue preferred stock without stockholder approval, no stockholder ability to fill director vacancies, elimination of the rights of our stockholders to act by written consent and call special stockholder meetings, super-majority vote requirements for certain amendments to our certificate of incorporation and stockholder proposals for amendments to our bylaws, prohibiting stockholders from removing directors other than “for cause” and rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our best interests or the best interests of our stockholders.

Risks Relating to Our Recent Separation

If the Distribution (as defined below), together with certain related transactions, were to fail to qualify as tax-free for U.S. federal income tax purposes, then we, our Former Parent and our stockholders could be subject to significant tax liability.

Our Former Parent has received a private letter ruling from the U.S. Internal Revenue Service (“IRS”) substantially to the effect that, among other things, the distribution of all the shares of our common stock owned by our Former Parent to stockholders of our Former Parent as of September 20, 2011 (the “Distribution”) qualifies as tax-free under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), except for cash received in lieu of fractional shares of our stock. In addition, the private letter ruling provides that certain internal transactions undertaken in anticipation of the Distribution will qualify for favorable treatment under the Code. In addition to obtaining the private letter ruling, our Former Parent has received an opinion from the law firm of McDermott Will & Emery LLP confirming the tax-free status of the Distribution for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 355 of the Code not specifically addressed in the IRS private letter ruling. The private letter ruling and the opinion rely on certain facts and assumptions, and certain representations from us and our Former Parent regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution. Under the terms of the Tax Allocation Agreement we entered into in connection with the Distribution, in the event that the Distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the Distribution by us, any of our affiliates or our stockholders, we would be responsible for all taxes imposed on our Former Parent as a result thereof. Such tax amounts could be significant.

We have limited operating history as an independent, publicly-traded company, and our historical financial statements are not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be reliable indicators of our future results.

Our historical financial statements do not necessarily reflect the results of operations, cash flows and financial condition that we would have achieved as an independent, publicly-traded company during the periods presented or those that we will achieve in the future, primarily as a result of the following factors:

>	Historically, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were financed by our Former Parent. Prior to the Separation, our Former Parent managed and retained cash we generated. Following completion of the Separation, our Former Parent ceased providing us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from our Former Parent, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, and such arrangements may not be available to us or available on terms that are as favorable as those we could have obtained when we were part of our Former Parent.

>

Prior to the Separation, our business was operated by our Former Parent as part of its broader corporate organization, rather than as an independent company. Our Former Parent historically performed various corporate functions for us, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions (including internal audit) and external reporting.

Our historical financial statements reflect allocations of corporate expenses from our Former Parent for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as an independent, publicly traded company.

>	Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operation as a company separate from our Former Parent.

We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.

Our ability to engage in significant equity transactions is limited or restricted to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution by our Former Parent. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate level taxable gain to our Former Parent under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or our Former Parent’s stock are acquired or issued as part of a plan or series of related transactions that includes the Separation. Any acquisitions or issuances of our stock or our Former Parent’s stock within two years after the Distribution are generally presumed to be part of such a plan, although we or our Former Parent may be able to rebut that presumption.

To preserve the tax-free treatment to our Former Parent of the Distribution, under the Tax Allocation Agreement that we entered into with our Former Parent, we are prohibited from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, without obtaining the consent of our Former Parent, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we are prohibited from:

>	approving or allowing any transaction that results in a change in ownership of more than a specified percentage of our common stock,

>	redeeming any equity securities,

>	selling or disposing of a specified percentage of our assets,

>	acquiring a business or assets with equity securities to the extent one or more persons would acquire in excess of a specified percentage of our common stock or

>	engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the Tax Allocation Agreement also provides that we are responsible for any taxes imposed on our Former Parent or any of its affiliates as a result of the failure of the Distribution or the internal transactions to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Distribution by or in respect of us, any of our affiliates or our stockholders.

The indemnification arrangements we entered into with our Former Parent in connection with the Separation may require us to divert cash to satisfy indemnification obligations to our Former Parent and may not be sufficient to cover the full amount of losses for which our Former Parent indemnifies us.

Pursuant to the Separation and Distribution Agreement, the Indemnification Agreement and certain other agreements, our Former Parent agreed to indemnify us from certain liabilities and we agreed to indemnify our Former Parent for certain liabilities, as discussed further in the sections entitled “Certain Relationships and Related Party Transactions — Agreements with Fortune Brands, Inc.” included in the Information Statement of our Registration Statement on Form 10. Indemnities that we may be required to provide our Former Parent may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Distribution. Third parties could also seek to hold us responsible for any of the liabilities that our Former Parent has agreed to retain. Further, there can be no assurance that the indemnity from our Former Parent will be sufficient to protect us against the full amount of such liabilities or that our Former Parent will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our results of operations, cash flows and financial condition.

A court could deem the Distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

A court could deem the Distribution or certain internal restructuring transactions undertaken by our Former Parent in connection with the Separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our results of operations, cash flows and financial condition. Among other things, the court could require our stockholders to return to our Former Parent, for the benefit of its creditors, some or all of the shares of our common stock issued in the Distribution, or require us to fund liabilities of other companies involved in the restructuring transaction. Whether a transaction is a fraudulent conveyance or transfer under applicable state law may vary depending upon the jurisdiction whose law is being applied.

Risks Relating to Our Common Stock

We cannot predict the prices at which our common stock may trade.

The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including:

>	a shift in our investor base;

>	our quarterly or annual earnings, or those of other companies in our industry;

>	actual or anticipated fluctuations in our operating results;

>	success or failure of our business strategy;

>	our ability to obtain financing as needed;

>	changes in accounting standards, policies, guidance, interpretations or principles;

>	changes in laws and regulations affecting our business;

>	announcements by us or our competitors of significant acquisitions or dispositions;

>	the failure of securities analysts to cover our common stock;

>	changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;

>	the operating and stock price performance of other comparable companies; and

>	overall market fluctuations and general economic conditions.

Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could negatively affect the trading price of our common stock.

We currently do not expect to pay any cash dividends in the short term.

All decisions regarding our payment of dividends will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 30 manufacturing facilities in 15 different states and have 8 in international locations (3 in Mexico, 3 in Asia and 2 in Canada). Of these manufacturing facilities, 31 are owned and 7 are leased. Kitchen & Bath Cabinetry products are manufactured in 18 of these locations, Plumbing & Accessories products in 5 of these locations, Advanced Material Windows & Door Systems products in 11 of these locations, and Security & Storage products in 4 of these locations. In addition, we have 21 distribution centers and warehouses worldwide, of which 20 are leased. We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the needs of our business.

Item 3. Legal Proceedings.

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions and, as with any litigation, it is possible that some of these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested.

Item 4.   Mine Safety Disclosure.

Not applicable.

Item 4A.   Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	48	Chief Executive Officer
E. Lee Wyatt, Jr.	59	Senior Vice President and Chief Financial Officer
John N. Heppner	59	President and Chief Executive Officer, Fortune Brands Storage & Security LLC
David B. Lingafelter	47	President, Moen Incorporated
David M. Randich	50	President, Therma-Tru Corp.
Mark Savan	47	President, Fortune Brands Windows, Inc.
Gregory J. Stoner	49	President, MasterBrand Cabinets, Inc.
Elizabeth R. Lane	45	Senior Vice President — Human Resources
Lauren S. Tashma	45	Senior Vice President, General Counsel and Secretary
Miriam E. Van de Sype	41	Senior Vice President — Strategy
Edward A. Wiertel	42	Senior Vice President — Finance

Christopher J. Klein has served as Chief Executive Officer of Home & Security since January 2010. From April 2009 to December 2009, Mr. Klein served as President and Chief Operating Officer of Home & Security. From February 2009 through March 2009, Mr. Klein served as Senior Vice President of Fortune Brands, Inc. and, from April 2003 to February 2009, Mr. Klein served as Senior Vice President — Strategy & Corporate Development of Fortune Brands, Inc.

E. Lee Wyatt, Jr. has served as Chief Financial Officer of Home & Security since September 2011. Mr. Wyatt served as Executive Vice President, Chief Financial Officer of Hanesbrands Inc. from September 2006 to June 2011.

John N. Heppner has served as President and Chief Executive Officer of Fortune Brands Storage & Security LLC, a subsidiary of Home & Security, since March 2006. Mr. Heppner has also served as President and Chief Executive Officer of Master Lock Company LLC since January 2001.

David B. Lingafelter has served as President of Moen Incorporated, a subsidiary of Home & Security, since October 2007. Prior to assuming that role, he served as President, Worldwide Businesses from April 2007 through September 2007. From October 2006 through March 2007, Mr. Lingafelter served as President, U.S. Business, and from September 2006 to October 2006, he served as President, U.S. Faucet Business. Mr. Lingafelter served as Vice President & General Manager, U.S. Wholesale from January 2004 through August 2006.

David M. Randich has served as President of Therma-Tru Corp., a subsidiary of Home & Security, since November 2007. From April 2004 through October 2007 Mr. Randich served as Chief Executive Officer — Armstrong Flooring Europe, a subsidiary of Armstrong World Industries, Inc.

Mark Savan has served as President of Fortune Brands Windows, Inc., a subsidiary of Home & Security, since October 2006. Mr. Savan served as Vice President and General Manager, Accessories and Commercial of Moen Incorporated from April 2003 to October 2006.

Gregory J. Stoner has served as President of MasterBrand Cabinets, Inc. since January 2007. Prior to assuming that role, Mr. Stoner served as Master Brand Cabinets’ Group President — Retail.

Elizabeth R. Lane has served as the Senior Vice President — Human Resources of Home & Security since October 2011. Ms. Lane served as Vice President — Human Resources of Fortune Brands, Inc. from January 2009 to September 2011. From July 2007 through December 2008, she served as Vice President — Compensation & Benefits, and from January 2006 through June 2007, she served as Assistant General Counsel and Assistant Secretary.

Lauren S. Tashma has served as the Senior Vice President, General Counsel and Secretary of Home & Security since October 2011. Ms. Tashma served as Vice President, Associate General Counsel and Assistant Secretary of Fortune Brands, Inc. from January 2006 to September 2011.

Miriam E. Van de Sype has served as Senior Vice President — Strategy for Home & Security since October 2011. Ms. Van de Sype served as Vice President of Strategy and New Business Development of Home & Security from September 2005 to September 2011.

Edward A. Wiertel has served as Senior Vice President — Finance for Home & Security since October 2011. Mr. Wiertel served as Vice President and Corporate Controller of Fortune Brands, Inc. from April 2007 to September 2011. From 2002 to March 2007, Mr. Wiertel was a partner with KPMG LLP.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FBHS”. The following table presents the high and low prices for common stock as reported on the NYSE since September 16, 2011, the date our common stock began “when issued” trading on the NYSE.

	2011

	High	Low
Third Quarter (September 16-30, 2011)	$14.34	$11.00
Fourth Quarter	$17.09	$11.05

Since the spin-off of the Company from Fortune Brands, Inc., we have not paid cash dividends, and we do not anticipate paying a cash dividend on our common stock in the immediate future. We expect that our Board of Directors will periodically evaluate establishing a dividend and/or share repurchase program.

On February 3, 2012, there were 16,725 record holders of the Company’s common stock, par value $0.01 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2011:

Three Months Ended December 31, 2011	Total number of shares purchased(a)	Average price paid per share
October 1 – October 31	—	$—
November 1 – November 30	—	—
December 1 – December 31	3,357	15.97
Total	3,357	$15.97

(a)

The Company purchased all of the 3,357 shares between December 1, 2011 and December 31, 2011 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised and the related tax withholding amounts.

Stock Performance

The above graph compares the relative performance of our common stock, the S&P Midcap 400 Index and a Peer Group Index. This graph covers the period from September 16, 2011 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2011. This graph assumes $100 was invested in the stock or the index on September 16, 2011 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Peer Group Index

The Peer Group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

Armstrong World Industries, Inc., Cooper Industries plc, Fastenal Company, Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Mohawk Industries, Inc., Newell Rubbermaid Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc., USG Corporation, and The Valspar Corporation.

Calculation of Peer Group Index

The weighted-average total return of the entire Peer Group, for the period of September 16, 2011 (the first day of when-issued trading on the NYSE of Fortune Brands Home & Security, Inc. common stock) through December 31, 2011, is calculated in the following manner:

(1)	the total return of each Peer Group member is calculated by dividing the change in market value of a share of its common stock during the period, assuming reinvestment of any dividends by the value of a share of its common stock at the beginning of the period; and

(2)	each Peer Group member’s total return is then weighted within the index based on its market capitalization as of December 31, 2010 (due to the fact that accurate market capitalization data is not available as of September 16, 2011, the date of the beginning of the period), relative to the market capitalization of the entire index, and the sum of such weighted returns results in a weighted-average total return for the entire Peer Group Index.

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data

Information for the years ended December 31, 2010, 2009, 2008 and 2007 have been revised, as applicable, for the retrospective application of our changes in accounting policy for recognizing defined benefit plan expense. See Note 2, “Significant Accounting Policies,” for a discussion of the change and the impacts for the years ended December 31, 2010 and 2009.

	Years Ended December 31,

(In millions, except per share amounts)	2011	2010(a)	2009(a)	2008(b)	2007(c)
Income statement data
Net sales	$3,328.6	$3,233.5	$3,006.8	$3,759.1	$4,550.9
Cost of products sold	2,332.1	2,177.1	2,101.7	2,580.9	2,995.6
Selling, general and administrative expenses	900.6	834.3	813.1	923.5	955.1
Amortization of intangible assets	14.4	15.7	16.1	32.9	34.6
Restructuring charges	4.7	8.0	21.8	49.5	70.2
Business separation costs	2.4	—	—	—	—
Asset impairment charges	90.0	—	—	848.4	—
Operating (loss) income	(15.6)	198.4	54.1	(676.1)	495.4
Related party interest expense, net	23.2	116.0	84.9	127.1	187.7
External interest expense	3.2	0.3	0.3	0.5	0.3
Net (loss) income attributable to Home & Security	(35.6)	63.8	(39.0)	(699.7)	162.8
Basic and diluted (loss) earnings per share	(0.23)	0.41	(0.25)	(4.51)	1.05

Other data
Depreciation and amortization	$111.5	$111.6	$131.1	$143.0	$150.4
Cash flow provided by operating activities	175.4	138.9	269.3	297.2	338.9
Capital expenditures	(68.5)	(58.3)	(43.3)	(57.0)	(75.0)
Proceeds from the disposition of assets	3.5	2.6	11.3	14.4	19.5
Dividends paid per share to Former Parent	3.54	—	—	1.21	2.19

Balance sheet data
Total assets	$3,637.9	$4,257.6	$4,190.0	$4,272.7	$5,431.6
Short-term loans to Former Parent (included in total assets above)(d )	—	571.7	523.4	430.6	373.8
Long-term loans from Former Parent(d )	—	3,214.0	3,224.9	3,376.2	3,411.5
Third party long-term debt	389.3	16.8	23.9	23.9	28.9
Total invested capital(e)	2,535.2	2,605.5	2,566.0	2,793.8	3,784.9

(a)

Reflects the retrospective change in our method of recognizing defined benefit expense. See Note 2, “Significant Accounting Policies” for a discussion of the change and the impacts of the change for the years ended December 31, 2010 and 2009. The Company’s defined benefit expense included pre-tax actuarial (losses) gains in each of the last five years of $(80.0) million in 2011, $3.5 million in 2010, $5.2 million in 2009, $(98.2) million in 2008 and $7.0 million in 2007.

(b)

For the year ended December 31, 2008 the retrospective change in recognizing defined benefit expense decreased net income attributable to Home & Security by $57.8 million and basic and diluted earnings per share, by $0.37.

(c)

For the year ended December 31, 2007 the retrospective change in recognizing defined benefit expense increased net income attributable to Home & Security by $9.7 million and basic and diluted earnings per share, by $0.06.

(d)	In 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing all loan balances with our Former Parent.

(e)	Total invested capital consists of equity and short-term and long-term debt, including loans payable to our Former Parent, net of loans receivable from our Former Parent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

>	Overview: This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

>	Outlook: This section provides a discussion of management’s general outlook about market demand, our competitive position and product development.

>	Separation from Former Parent: This section provides a general discussion of our Separation from our Former Parent.

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared, including our historical results of operations and adjustments thereto, primarily related to allocations of general corporate expenses from our Former Parent.

>	Results of Operations: This section provides an analysis of our results of operations for the three years ended December 31, 2011, 2010 and 2009.

>	Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for the three years ended December 31, 2011, 2010 and 2009. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2011, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

>	Critical Accounting Policies: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

>	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how we monitor and manage exposure to potential gains and losses associated with changes in interest rates, foreign currency exchange rates and commodity prices.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market leading branded products in the following categories: kitchen and bath cabinetry, plumbing and accessories, advanced material windows products and entry door systems, and security and storage products.

For the year ended December 31, 2011, net sales based on country of destination were:

(In millions)
United States	$2,755.0	83%
Canada	390.3	12
China and other international	183.3	5
Total	$3,328.6	100%

Consumer confidence, general economic conditions, existing home sales, new home sales, home prices and credit availability significantly influence demand for our products. During 2008 and 2009, the U.S. home products market declined substantially due to the U.S. recession, resulting in a decrease in home sales and a contraction in new home construction. As a result, our sales and operating income declined substantially, and we implemented initiatives to reduce costs and streamline our supply chains by reducing manufacturing facilities and headcount by approximately 40%.

During 2010 and 2011, market conditions stabilized and our sales increased as a result of growth with new and existing customers. In 2010, our operating income increased significantly compared to 2009 due to favorable operating leverage on higher sales, the benefit of reduced cost structures, and lower restructuring and other charges. In 2011, operating income decreased, primarily due to asset impairment charges, recognition of defined benefit plan actuarial losses, increased raw material and transportation costs, higher restructuring and other charges, and cabinet promotional activity.

Outlook

We expect that a U.S. home products market recovery from the current low levels will be gradual and uneven. The recovery of the U.S. home products market will largely depend on consumer confidence, employment, home prices and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We remain focused on our initiatives designed to outperform our markets. We believe our strong brand positions, consumer focused innovation, flexible and efficient supply chains, and excellent customer service will position our business to perform well in the marketplace. However, we expect that near term results will continue to be challenging as consumers remain cautious. In addition, we expect costs may be higher for raw materials and transportation, a consumer preference for lower-priced valued oriented products will persist, and a heavy promotional environment for large ticket discretionary purchases such as kitchen cabinets will continue through 2012 but remain at about the same level as we experienced in 2011. We strive to offset the unfavorable impact of these items with productivity initiatives and price increases.

Separation from Former Parent

On September 27, 2011, the board of directors of our Former Parent approved the Separation. The Separation was accomplished by increasing the total number of issued and outstanding shares of Home & Security common stock such that 155,052,629 shares of Home & Security common stock were available for distribution to holders of common stock of our Former Parent. In accordance with the Separation and Distribution Agreement between our Former Parent and the Company, the distribution of Home & Security common stock was made on October 3, 2011, with our Former Parent stockholders receiving one share of Home & Security common stock for each share of Former Parent common stock held as of 6:00 p.m. New York City Time on September 20, 2011. In addition, we paid a dividend of $548.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012.

Following the Separation, our Former Parent changed its name to Beam Inc. and retained no ownership interest in Home & Security. Home & Security and Beam Inc. now have separate public ownership, boards of directors and management.

A registration statement on Form 10, as amended (the “Form 10”), describing the Separation was filed by Home & Security with the SEC and was declared effective on September 2, 2011. On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS”.

Basis of Presentation

The consolidated financial statements and segment information included in this Annual Report have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of our Former Parent, using the historical results of operations, and the historical basis of assets and liabilities. Our historical financial statements include allocations of certain general corporate expenses of Former Parent incurred directly by our Former Parent. During the years ended December 31, 2011, 2010 and 2009, these allocations totaled $23.4 million, $32.0 million and $34.2 million, respectively. The 2011 allocation is for nine months only (January 1, 2011 through the date of the Separation) because Home & Security became an independent company on October 3, 2011. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company or of the costs expected to be incurred in the future. The consolidated financial statements included in this Annual Report on Form 10-K may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the periods presented. In particular:

>	Prior to the Separation, substantially all of the Company’s debt was payable to our Former Parent. Following the Separation, the Company has a capital structure with significantly less debt than was reflected in the historical financial statements. In 2011, our Former Parent made equity contributions of $2.7 billion to the Company capitalizing intercompany loans outstanding.

>	The Company estimates that it would have incurred approximately $14 million of incremental corporate expenses if it had functioned as an independent stand-alone public company for the year ended December 31, 2011 and approximately $20 million of incremental costs for the years ended December 31, 2010 and 2009.

>	Our effective tax rate historically reflected the impact of certain unusual items including the resolution of taxing authority audits and changes in valuation allowances, as well as recurring factors including changes in geographical mix of income before taxes and the level of pre-tax income or losses. Our effective tax rate has also historically been impacted by a high level of related party interest expense.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2011 compared to the year ended December 31, 2010, and the year ended December 31, 2010 compared to the year ended December 31, 2009. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K.

Years Ended December 31, 2011, 2010 and 2009

(In millions)	2011	% change	2010	% change	2009
Net Sales:
Kitchen & Bath Cabinetry	$1,256.3	5.7%	$1,188.8	5.6%	$1,125.7
Plumbing & Accessories	962.8	4.2	923.8	10.6	835.0
Advanced Material Windows & Door Systems	552.9	(8.0)	600.7	9.1	550.8
Security & Storage	556.6	7.0	520.2	5.0	495.3
Total Home & Security	$3,328.6	2.9%	$3,233.5	7.5%	$3,006.8
Operating (Loss) Income:
Kitchen & Bath Cabinetry	$5.7	(79.8)%	$28.2	—%	$(25.1)
Plumbing & Accessories	138.0	4.2	132.5	16.0	114.2
Advanced Material Windows & Door Systems	(101.2)	—	17.6	—	(37.5)
Security & Storage	62.6	15.9	54.0	32.7	40.7
Corporate(a)	(120.7)	—	(33.9)	11.3	(38.2)
Total Home & Security	$(15.6)	(107.9)%	$198.4	266.7	$54.1

(a)

Corporate expenses include allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost which totaled expense (income) of $74.2 million, $(4.8) million and $(1.2) million for the years ended December 31, 2011, 2010 and 2009, respectively. There are no amounts that are the elimination or reversal of transactions between reportable segments.

Certain items had a significant impact on our results in 2011, 2010 and 2009. These included defined benefit plan recognition of actuarial losses and gains, asset impairment charges, restructuring and other charges and the impact of changes in foreign currency exchange rates.

In 2011, financial results included:

>	defined benefit plan recognition of actuarial losses in 2011 of $80.0 million compared to gains of $3.5 million in 2010, primarily due to a decrease in the discount rate as well as a lower than expected rate of return on pension plan assets,

>	asset impairment charges of $90.0 million before tax ($55.3 million after tax) associated with the Advanced Material Windows & Door Systems segment, primarily as the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market,

>	restructuring and other charges of $20.0 million before tax ($12.5 million after tax) associated with cabinet and window manufacturing facility closures,

>	business separation costs of $2.4 million and

>	the impact of foreign exchange, which had a favorable impact compared to 2010, of approximately $20 million on net sales, approximately $5 million on operating income and approximately $1 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and the Euro.

In 2010, financial results included:

>	restructuring and other charges of $12.5 million before tax ($8.5 million after tax) associated with product line integration and facility consolidations and

>	the impact of foreign exchange, which had a favorable impact compared to 2009, of approximately $40 million on net sales, approximately $15 million on operating income and approximately $10 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and the Euro.

In 2009, financial results included:

>	restructuring and other charges of $52.0 million before tax ($27.5 million after tax) associated with supply chain realignment and capacity and cost reduction initiatives, including the announced closure of seven U.S. manufacturing facilities, as well as workforce reductions.

2011 Compared to 2010

Total Home & Security

Net Sales

Net sales increased $95.1 million, or 3%, to $3,328.6 million. The increase was primarily due to expanding relationships with key customers, new product introductions, the impact of price increases to help mitigate raw material and transportation cost increases, and an approximately $20 million impact of favorable foreign currency. These increases were partially offset by weaker market conditions, including the impact of expiring governmental tax incentives in the U.S. and Canada in 2010, and higher promotional spending.

Cost of products sold

Cost of products sold increased $155.0 million, or 7%, primarily due to recognition of actuarial losses related to defined benefit plans (a $41.0 million loss in 2011 compared to a $2.5 million gain in 2010), higher sales, increased raw material costs (mainly for brass, steel, wood and resins) and costs to support new product introductions. The increase was partially offset by the benefit of productivity initiatives.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $66.3 million, or 8%, primarily due to recognition of actuarial losses related to defined benefit plans (a $39.0 million loss in 2011 compared to a $1.0 million gain in 2010), planned increases in strategic spending to support growth initiatives and new product introductions, as well as higher transportation costs. These increases were partially offset by a lower allocation of general administrative expenses from our Former Parent and other expense reductions. In addition, expense comparisons were unfavorably impacted by the 2010 favorable resolution of litigation (approximately $8 million).

Amortization of intangible assets

Amortization of intangible assets decreased $1.3 million due to a customer relationship intangible that was fully amortized in the third quarter of 2010.

Restructuring charges

Restructuring charges were $4.7 million and $8.0 million in the year ended December 31, 2011 and 2010, respectively. The 2011 charges related to cabinet and window manufacturing facility closures.

Asset impairment charges

In the fourth quarter of 2011, we recorded asset impairment charges of $90.0 million ($55.3 million after tax) related to indefinite-lived tradenames in the Advanced Material Windows & Door Systems segment. These charges were primarily the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market. We did not record asset impairment charges in 2010.

Business separation costs

We recorded $2.4 million of business separation costs during the year ended December 31, 2011 related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

Operating (loss) income

Operating (loss) income decreased $214.0 million, to a loss of $15.6 million, primarily due to asset impairment charges of $90.0 million, recognition of actuarial losses related to defined benefit plans ($80.0 million), and higher raw material and transportation costs (approximately $75 million). Operating income also decreased due to higher promotional spending and business separation costs, and an unfavorable comparison to the 2010 favorable resolution of litigation (approximately $8 million). Operating income benefited from higher sales, price increases and productivity initiatives.

Related party interest expense, net

Related party interest expense, net, was $23.2 million in the year ended December 31, 2011 compared to $116.0 million in 2010. The decrease of $92.8 million was predominantly due to the capitalization of a substantial majority of intercompany loans with our Former Parent in the first quarter of 2011.

External interest expense

External interest expense increased $2.9 million due to external borrowings in the fourth quarter of 2011 as a stand-alone company.

Other expense (income), net

Other expense (income), net, was expense of $1.6 million in the year ended December 31, 2011 compared to income of $1.0 million in 2010. The $2.6 million change was primarily due to net foreign currency transaction losses in 2011 compared to gains in 2010. Other expense, net includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates, calculated as if the Company were a separate taxpayer, for the years ended December 31, 2011 and 2010 were 20.6% and 21.8%, respectively. The effective tax rate in 2011 was unfavorably impacted due to the recording of valuation allowances related to state and foreign net operating loss carryforwards and an income tax expense on foreign dividends, $9.1 million of which related to foreign dividends received in preparation for the Separation. The 2011 effective rate was favorably impacted by a tax benefit related to the conclusion of foreign and state income tax audits and enacted changes in state tax laws. The effective tax rate in 2010 was favorably impacted by a tax benefit related to final settlement of a U.S. federal income tax audit covering the 2004 to 2007 years. See Note 13, “Income Taxes,” for further detail.

Noncontrolling interests

Noncontrolling interest expense was $1.0 million in the year ended December 31, 2011 compared to $1.2 million in 2010.

Net (loss) income attributable to Home & Security

The net (loss) income attributable to Home & Security was a net loss of $35.6 million in the year ended December 31, 2011 compared to net income of $63.8 million in 2010. The $99.4 million decrease in net income was primarily due to recognition of defined benefit plan actuarial losses in 2011 (approximately $52 million net impact) and lower operating income, at least in part due to tradename impairment charges ($55.3 million), as well as a higher effective income tax rate. Net income benefited from lower related party interest expense (net).

Results by Segment

Kitchen & Bath Cabinetry

Net sales increased $67.5 million, or 6%, primarily due to higher sales volume as a result of new business with key customers awarded in 2010, new product introductions and approximately $10 million of favorable foreign exchange. Net sales were unfavorably impacted by a weak market for big-ticket remodeling and new construction, due in part to the absence of first-time new homebuyer tax credits that expired on April 30, 2010.

Operating income decreased $22.5 million, or 80%, primarily due to higher promotional spending, increased costs for raw materials (wood-related) and transportation, and $10.2 million of higher restructuring and other charges. These increased expenses were partially offset by higher sales volume and the benefit of price increases. Increased costs to support new business and long-term growth initiatives were partially offset by productivity initiatives.

Plumbing & Accessories

Net sales increased $39.0 million, or 4%, primarily due to new product introductions in the U.S., higher sales in China and approximately $10 million of favorable foreign exchange. Net sales were unfavorably impacted by market weakness caused in part by the expiration of governmental tax incentives in 2010 in the U.S. and Canada, as well as lower year-over-year customer inventory levels.

Operating income increased $5.5 million, or 4%, primarily due to higher sales. Operating income was unfavorably impacted by higher costs for raw materials (brass, zinc, stainless steel and resins), net of price increases. Strategic investments to support new business and long-term growth initiatives were offset by the benefit of productivity improvements.

Advanced Material Windows & Door Systems

Net sales decreased $47.8 million, or 8%, primarily due to market weakness caused by the expiration in December 2010 of U.S. tax incentives for purchases of energy-efficient home products.

Operating income decreased $118.8 million to a loss of $101.2 million, primarily due to asset impairment charges of $90.0 million recorded in the fourth quarter of 2011. These charges were primarily the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market. In addition, operating income decreased due to lower sales, unfavorable mix and higher raw material (steel and resins) and transportation costs, which were partially offset by the benefit of price increases. Operating income benefited from productivity initiatives.

Security & Storage

Net sales increased $36.4 million, or 7%, primarily due to strong growth in the safety and international padlock categories and new garage organization product introductions, partially offset by lower sales of tool storage products.

Operating income increased $8.6 million, or 16%, primarily due to productivity initiatives, increased volume and the absence of $7.0 million of 2010 restructuring and other charges. Higher steel and brass costs were largely offset through price increases. In addition, the operating income comparison in 2011 was unfavorably impacted by the 2010 favorable resolution of litigation (approximately $8 million).

Corporate

Corporate expenses increased $86.8 million, primarily due to the recognition of defined benefit plan actuarial losses of $80.0 million. In addition, we recorded $2.4 million of non-cash non-recurring costs associated with the modification of share-based compensation awards as a result of the Separation and expenses related to transitioning to a stand-alone company.

In future periods the Company may record material expense or income associated with actuarial gains and losses arising from periodic remeasurement of its liabilities for defined benefit plans. In 2011 such actuarial losses totaled $80.0 million. At a minimum the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurement of these liabilities in the fourth quarter attributable to updating liability discount rate and expected return on pension plan assets may, in particular, result in material income or expense recognition.

Corporate expenses include allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. During the years ended December 31, 2011, 2010 and 2009, these allocations totaled $23.4 million, $32.0 million and $34.2 million, respectively. The 2011 allocation is for nine months only (January 1, 2011 through the date of the Separation) because Home & Security became an independent company on October 3, 2011. Corporate expenses also include the components of defined benefit plan expense other than service cost. The Company estimates that it would have incurred approximately $14 million of incremental corporate expenses if it had functioned as an independent stand-alone public company for the year ended December 31, 2011 and approximately $20 million of incremental costs for the year ended December 31, 2010.

(In millions)	2011	2010
Corporate expenses:
General and administrative expense	$(20.7)	$(6.7)
Business separation costs	(2.4)	—
Former Parent general & administrative expense allocation	(23.4)	(32.0)
Defined benefit plan costs	5.8	1.3
Defined benefit plan recognition of actuarial (losses) gains	(80.0)	3.5
Total Corporate expenses	$(120.7)	$(33.9)

2010 Compared to 2009

Total Home & Security

Net sales

Net sales increased $226.7 million, or 8%, to $3.2 billion, predominantly volume driven due to expanding relationships with key customers, new product introductions, higher international sales and relatively flat market conditions in the U.S. Net sales also benefited from favorable foreign exchange (approximately $40 million). Net sales were unfavorably impacted by one less shipping week in the Kitchen & Bath Cabinetry and Advanced Material Windows & Door Systems segments (approximately $13 million).

Cost of products sold

Cost of products sold increased $75.4 million, or 4%, primarily due to higher sales across all segments, as well as increased raw material and transportation costs. These increases were partially offset by favorable operating leverage, lower other charges related to restructuring programs in 2010 compared to 2009 ($25.1 million, primarily in the Kitchen & Bath Cabinetry and Advanced Material Windows & Door Systems segments), and the impact of cost reduction initiatives across all segments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $21.2 million, or 3%, primarily due to increased sales and higher levels of advertising and promotional spending to support long-term growth, new product launches and new business, particularly in the Kitchen & Bath Cabinetry and Plumbing & Accessories segments, as well as higher compensation and benefit costs. This increase was partially offset by the favorable impact from resolution of litigation (approximately $8 million of income in 2010 compared to approximately $8 million of expense in 2009).

Restructuring charges

In 2010, we recorded restructuring charges of $8.0 million compared to $21.8 million in 2009. Restructuring charges in 2010 primarily related to product line integration and facility consolidation in the Security & Storage segment. These charges primarily consisted of $4.9 million for workforce reductions compared to $11.7 million in 2009. Restructuring charges in 2009 primarily related to workforce reductions, including the announced closure of seven manufacturing facilities. We did not announce any additional manufacturing facility closures in 2010.

Operating income

Operating income increased $144.3 million to $198.4 million, primarily due to higher net sales in all segments and related favorable operating leverage, lower restructuring and other charges ($39.5 million), favorable foreign exchange (approximately $15 million) and reduced cost structures in all of the segments. Operating income was unfavorably impacted by higher advertising and promotional spending, strategic spending to support new business wins and product launches, as well as higher raw material and transportation costs.

Related party interest expense, net

Related party interest expense, net, increased $31.1 million, or 37%, due to higher variable interest rates on borrowings from our Former Parent, which were based on our Former Parent’s interest rates on short-term debt, partially offset by lower average debt.

Other expense (income), net

Other expense (income), net, was flat from 2009 to 2010 and primarily consisted of gains related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates, calculated as if the Company were a separate taxpayer, for the years ended December 31, 2010 and 2009 were 21.8% and (26.9)%, respectively. The effective tax rate in 2010 was favorably impacted by a tax benefit related to the final settlement of U.S. federal income tax audits covering the 2004 to 2007 years and unfavorably impacted by a higher proportion of domestic income in 2010, which is taxed at a higher rate relative to foreign income. Our effective income tax rate in 2009 was unfavorably impacted by income tax expense on foreign dividends and favorably impacted by tax benefits from restructuring and other charges relative to the lower taxed income before these charges.

Noncontrolling interests

Noncontrolling interest expense increased $0.4 million, due to higher earnings in a consolidated subsidiary for which there is a noncontrolling interest.

Net (loss) income attributable to Home & Security

Net (loss) income attributable to Home & Security was income of $63.8 million in 2010 compared to a loss of $39.0 million in 2009. The $102.8 million increase in net income was primarily due to higher operating income and tax benefits related to tax audit settlements, partially offset by higher interest expense.

Results by Segment

Kitchen & Bath Cabinetry

Net sales increased $63.1 million, or 6%, on higher sales volume due to new business wins and new product introductions, as well as approximately $20 million of favorable foreign exchange. Net sales were unfavorably impacted by a further decline in the market due to continued pressure on big-ticket remodeling, as well as an approximately $9 million impact of one less shipping week in 2010.

Operating income increased $53.3 million to $28.2 million, primarily due to higher net sales and related favorable operating leverage, as well as lower restructuring and other charges ($26.8 million) and the benefit of cost reduction initiatives. Operating income was unfavorably impacted by strategic investments to drive growth, as well as higher raw material and transportation costs.

Plumbing & Accessories

Net sales increased $88.8 million, or 11%, primarily on higher volume due to expanded customer penetration, new product introductions and international growth, as well as customer inventory replenishment as market conditions stabilized. In addition, foreign exchange had a favorable impact of approximately $15 million.

Operating income increased $18.3 million, or 16%, primarily due to higher sales and the related favorable operating leverage, the impact of cost reduction projects, favorable foreign exchange (approximately $10 million) and lower restructuring and other charges ($3.0 million). These benefits were significantly offset by higher raw material costs (primarily brass, zinc and steel), increased transportation costs, unfavorable product mix and higher advertising and promotional expenses.

Advanced Material Windows & Door Systems

Net sales increased $49.9 million, or 9%, on higher sales volume across product categories and favorable mix of products in entry doors. Sales of windows increased in part due to the impact of the U.S. government tax credit on energy-efficient windows that expired at the end of 2010. Net sales were unfavorably affected by one less shipping week in 2010 (approximately $4 million).

Operating income increased $55.1 million to income of $17.6 million on increased operating efficiencies from manufacturing facility consolidation and other cost reduction projects, higher sales, favorable mix, and $15.9 million of lower restructuring and other charges. These benefits were partially offset by higher raw material costs.

Security & Storage

Net sales increased $24.9 million, or 5%, primarily on volume growth in international security markets and safety products, as well as higher sales of tool storage products due to new product placement, partially offset by lower volume at a major customer.

Operating income increased $13.3 million, or 33%, as a result of the impact of the resolution of litigation (approximately $8 million of income in 2010 compared to approximately $8 million of expense in 2009) as well as higher sales, the benefit of productivity improvement projects and approximately $5 million of favorable foreign exchange. These benefits were more than offset by higher raw material costs (primarily steel) and higher restructuring and other charges ($6.2 million) related to facility consolidations.

Corporate

Corporate expenses decreased $4.3 million, or 11%, to $33.9 million, primarily on lower defined benefit plan-related costs.

Corporate expenses include allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost. The Company estimates that it would have incurred approximately $20 million of incremental corporate expenses annually if it had functioned as an independent stand-alone public company for the years ended December 31, 2010 and 2009.

(In millions)	2010	2009
Corporate expenses:
General and administrative expense	$(6.7)	$(5.2)
Business separation costs	—	—
Former Parent general & administrative expense allocation	(32.0)	(34.2)
Defined benefit plan costs	1.3	(4.0)
Defined benefit plan recognition of actuarial gains	3.5	5.2
Total Corporate expenses	$(33.9)	$(38.2)

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements and fund capital expenditures. We may have liquidity needs to finance acquisitions, repurchase common stock and pay dividends, when appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and, historically, financial support from our Former Parent. Following the Separation, we no longer have financial support from our Former Parent. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. We expect that our Board of Directors will periodically evaluate establishing a dividend and/or share repurchase program. We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, undertake share repurchases, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section “Item 1A. Risk Factors.”

Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, we also paid a dividend of $48.9 million to our Former Parent on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of Fortune Brands Home & Security LLC from a Delaware limited liability company to a Delaware corporation through the date of the Separation. In 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing our loan balances with our Former Parent.

On December 31, 2011, we had cash and cash equivalents of $120.8 million, about half of which was held in foreign currencies at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

On August 22, 2011, we signed a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan. Both facilities are to be used for general corporate purposes including for financing the $500 million dividend we paid to our Former Parent immediately prior to the Separation. On October 4, 2011, Home & Security made an initial borrowing of $510 million under these facilities. On December 31, 2011, the balance outstanding was $400 million. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At December 31, 2011, we were in compliance with these ratios. We believe our operating cash flows, availability under the new credit facility and access to capital markets will provide sufficient liquidity to support the Company’s financing needs.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2011, 2010 and 2009.

	For years ended December 31
(In millions)	2011	2010	2009
Net cash provided by operating activities	$175.4	$138.9	$269.3
Net cash used in investing activities	(71.0)	(55.7)	(32.0)
Net cash used in financing activities	(43.5)	(81.4)	(221.8)
Effect of foreign exchange rate changes on cash	(0.8)	1.1	(6.8)
Net increase in cash and cash equivalents	$60.1	$2.9	$8.7

Management believes that free cash flow provides investors with useful supplemental information about our ability to fund internal growth, make acquisitions, repay debt, pay dividends and repurchase common stock. Free cash flow, as shown below, is cash from operating activities less net capital expenditures (capital expenditures less proceeds from the sale of assets, including property, plant and equipment) plus proceeds from the exercise of stock options. Free cash flow is not a measure derived in accordance with U.S. generally accepted accounting principles (“GAAP”) and may not be consistent with similar measures presented by other companies. A reconciliation of free cash flow to net cash provided by operating activities, the most comparable measure derived in accordance with GAAP, is as follows:

	For years ended December 31
(In millions)	2011	2010	2009
Net cash provided by operating activities	$175.4	$138.9	$269.3
Capital expenditures	(68.5)	(58.3)	(43.3)
Proceeds from the exercise of stock options	11.0	—	—
Proceeds from the disposition of assets	3.5	2.6	11.3
Free cash flow	$121.4	$83.2	$237.3

Years Ended December 31, 2011, 2010 and 2009

Net cash provided by operating activities was $175.4 million in 2011, compared to $138.9 million in 2010 and $269.3 million in 2009. The $36.5 million increase in cash provided by operating activities from 2010 to 2011 was primarily due to the higher year-end 2010 sales in advance of the expiration of the energy tax credit and the favorable impact on inventory of the 2010 roll-out of new cabinet programs. The $130.4 million decrease in cash provided by operating activities from 2009 to 2010 was principally due to an increase in working capital due to higher sales and unfavorable comparison to 2009 when we were reducing working capital levels as a result of the weak economy.

Net cash used in investing activities, which was used for capital spending, was $71.0 million in 2011, compared to $55.7 million in 2010 and $32.0 million in 2009. The increase from 2010 to 2011 of $15.3 million was principally due to planned higher capital spending compared to low spending in the prior year (a $10.2 million increase) and the acquisition of a regional windows business for $6.0 million. The increase from 2009 to 2010 reflected investments related to supporting new business and new information technology systems.

Net cash used in financing activities was $43.5 million in 2011, compared to $81.4 million in 2010 and $221.8 million in 2009. The $37.9 million decrease in cash used in financing activities from 2010 to 2011 was due to lower borrowings from our Former Parent. The $140.4 million decrease in cash used in financing activities from 2009 to 2010 was primarily due to repayments of borrowings from our Former Parent.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $346.1 million and $374.2 million as of December 31, 2011 and 2010, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $10.6 million and $14.7 million as of December 31, 2011 and 2010, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our foreign currency and commodity derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at December 31, 2011 was $2.6 million. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. We did not make any pension contributions to qualified pension plans in 2011. As of December 31, 2011, the fair value of our total pension plan assets was $477.9 million, representing 77% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2011.

(In millions)	Payments Due by Period as of December 31, 2011

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
External short-term borrowings	$3.8	$3.8	$—	$—	$—
Total debt	406.8	17.5	63.2	319.3	6.8
Operating leases	84.1	27.8	34.3	14.9	7.1
Purchase obligations(a)	243.7	237.0	3.7	2.0	1.0
Defined benefit plan contributions(b )	26.6	26.6	—	—	—
Total	$765.0	$312.7	$101.2	$336.2	$14.9

(a)

Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures. As of December 31, 2011, there were no material commitments for capital expenditures.

(b)	Minimum required contributions cannot be determined beyond 2012.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $35.4 million of unrecognized tax benefits as of December 31, 2011 have been excluded from the Contractual Obligations table above. See Note 13, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2011. Other corporate commercial commitments include standby letters of credit of $33.3 million, in the aggregate, all of which expire in less than one year, and surety bonds of $3.8 million, in the aggregate, $3.0 million of which expire in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Derivative Financial Instruments

In accordance with authoritative guidance on derivatives and hedging (Accounting Standards Codification (“ASC”) 815) , we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. Deferred currency losses of $0.5 million were reclassified into earnings for the year ended December 31, 2011. Deferred currency gains of $0.1 million and $3.5 million were reclassified into earnings in the years ended December 31, 2010 and 2009, respectively. Based on foreign exchange rates as of December 31, 2011, we estimate that $1.0 million of net currency derivative losses included in OCI as of December 31, 2011 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Chinese yuan, and the Mexican peso. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It was effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Home & Security) and could be applied either prospectively or retrospectively. Adoption of this standard did not have a material impact on our financial statements or disclosures.

Fair Value Measurement

In May 2011, the FASB issued new guidance on fair value measurement and disclosure requirements (ASU 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). We do not believe that adoption of this standard will have a material impact on our financial statements or disclosures.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements. We believe that adoption of this standard will not have a material impact on our financial statements.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and revenues and expenses reported for the relevant reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $10.6 million and $14.7 million as of December 31, 2011 and 2010, respectively.

Inventories

Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

Long-lived Assets

In accordance with authoritative guidance on property, plant and equipment (ASC 360), a long-lived asset (including amortizable identifiable intangible assets) or asset group held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Goodwill and Indefinite-lived Intangible Assets

In accordance with authoritative guidance on goodwill and other intangible assets (ASC 350), goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill using a weighting of the income and market approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the recovery of the U.S. home products market in the next 3 to 5 years and our annual operating plans finalized in the fourth quarter of each year. For the market approach, we apply market multiples for peer groups to the operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments or one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of ASC 350. Both of the reporting units within Advanced Material Windows & Door Systems have tradenames and goodwill. Any future reduction in the estimated fair value of the tradenames would result in an impairment charge. The estimated excess fair value in the Advanced Materials Windows & Door Systems reporting units is less than 10% and accordingly, any further reduction in the estimated fair values could trigger a goodwill impairment charge in future periods. As of December 31, 2011, these reporting units had indefinite-lived tradenames with an aggregate book value of $227.0 million and goodwill with an aggregate book value of $230.2 million.

ASC 350 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers or strategic decisions made in response to economic and competitive conditions.

Defined Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, postretirement, post-employment and health care benefits.

In the fourth quarter of 2011, we elected to change our method of recognizing defined benefit plan expense. Previously, for our defined benefit plans, we used a calculated value for the market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. In addition, actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or each plans’ projected benefit obligation (the “corridor”) were recognized over the remaining service life of plan participants. For postretirement benefit plans, we used a dual corridor where actuarial gains or losses in excess of 20 percent of the project benefit obligation could be recognized faster. Under our new accounting method, we recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of the corridor in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. We believe that this new accounting method is preferable as it eliminates the delay in recognition of actuarial gains and losses outside the corridor. This change has been reported through retrospective application of the new policy to all periods presented. Net actuarial gains and losses occur when the actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets and interest rates. This new accounting method also results in the potential for volatile and difficult to forecast recognition of actuarial gains and losses, particularly those due to the change in the fair value of pension assets. The pre-tax recognition of actuarial gains and losses were $80.0 million of expense, $3.5 million of income and $5.2 million of income in 2011, 2010 and 2009, respectively. See Note 2, “Significant Accounting Policies,” to the financial statements for additional details on the change and the impact of our retrospective application of the new policy.

We record amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets as of December 31, 2011 and 2010 was 7.8% and 8.5%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2011 and 2010 was 4.9% and 5.8%, respectively.

The weighted-average remaining service period for the pension plans at December 31, 2011 was approximately 8 years. The total net actuarial losses for all defined benefit plans were $69.5 million as of December 31, 2011, an increase of $29.9 million from December 31, 2010, primarily due to actuarial losses associated with curtailments. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2011, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 8.0% for pre-65 retirees and 7.5% for post-65 retirees, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year. As of December 31, 2010, for postretirement medical and prescription drugs, our assumption was an assumed rate of increase of 7.5% in the next year, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year.

Pension expenses were $84.7 million, $8.2 million and $11.7 million, in 2011, 2010 and 2009, respectively, including actuarial losses (gains) of $80.0 million, $0.6 million and $(2.8) million in 2011, 2010 and 2009, respectively. Postretirement expenses were $5.3 million, $1.3 million and $3.9 million, respectively, in 2011, 2010 and 2009, including actuarial gains of $4.1 million and $2.4 million, respectively, in 2010 and 2009. A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension expense and postretirement benefit expense of approximately $0.2 million and $0.1 million, respectively, for 2011. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.2 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our new defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Income Taxes

In accordance with authoritative guidance on income taxes (ASC 740), we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

The Company is included in the consolidated U.S. federal income tax return of our Former Parent through the date of the Separation. The current and deferred tax expense recorded in the consolidated financial statements has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial condition in the period in which such changes occur. As of December 31, 2011, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $35.4 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $3 million to $15 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

As a result of the Separation and related transactions, the Company remitted foreign earnings and recorded an associated tax liability of approximately $9.1 million during 2011. However, as a stand-alone company, we intend to permanently reinvest the earnings of our foreign subsidiaries. Consequently, we have not provided deferred income taxes on undistributed earnings of foreign subsidiaries.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote the sale of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. The costs typically recognized in “selling, general and administrative expenses” include point of sale materials and media costs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Litigation Contingencies

Our businesses are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC 450. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation related loss contingencies may differ materially from the estimated liability recorded at particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2011, eight instances have not been dismissed, settled or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2011 and 2010, we had accruals of $7.9 million and $8.2 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

Cost Initiatives

We regularly evaluate the productivity of our supply chains and existing asset base and actively seek to identify opportunities to improve our cost structure. Future opportunities may involve, among other things, the reorganization of operations, the relocation of manufacturing or assembly to locations generally having lower costs and the efficient sourcing of products or components from third-party suppliers. Implementing any significant cost reduction and efficiency opportunities could result in charges.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and commodity prices. The counterparties are major financial institutions.

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings would be approximately $4 million on a pre-tax basis.

Foreign Exchange Rate Risk

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (VAR) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss from the Company’s foreign currency exchange contracts using the VAR model was $2.0 million at December 31, 2011. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2011	2010	2009
NET SALES	$3,328.6	$3,233.5	$3,006.8
Cost of products sold	2,332.1	2,177.1	2,101.7
Selling, general and administrative expenses	900.6	834.3	813.1
Amortization of intangible assets	14.4	15.7	16.1
Restructuring charges	4.7	8.0	21.8
Business separation costs	2.4	—	—
Asset impairment charges	90.0	—	—
OPERATING (LOSS) INCOME	(15.6)	198.4	54.1
Related party interest expense, net	23.2	116.0	84.9
External interest expense	3.2	0.3	0.3
Other expense (income), net	1.6	(1.0)	(1.0)
(Loss) income before income taxes	(43.6)	83.1	(30.1)
Income taxes	(9.0)	18.1	8.1
NET (LOSS) INCOME	(34.6)	65.0	(38.2)
Less: Noncontrolling interests	1.0	1.2	0.8
NET (LOSS) INCOME ATTRIBUTABLE TO HOME & SECURITY	$(35.6)	$63.8	$(39.0)
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE(a)	$(0.23)	$0.41	$(0.25)
Basic and diluted average number of shares outstanding(a)	155.2	155.1	155.1

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

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$120.8	$60.7
Accounts receivable less allowances for discounts, doubtful accounts and returns	346.1	374.2
Inventories	336.3	332.1
Loans to Fortune Brands, Inc.	—	571.7
Other current assets	150.3	127.3
TOTAL CURRENT ASSETS	953.5	1,466.0
Property, plant and equipment, net of accumulated depreciation	525.8	550.0
Goodwill resulting from business acquisitions	1,366.6	1,364.9
Other intangible assets, net of accumulated amortization	697.3	798.8
Other assets	94.7	77.9
TOTAL ASSETS	$3,637.9	$4,257.6
LIABILITIES AND EQUITY
Current liabilities
Notes payable to banks	$3.8	$3.0
Current portion of long-term debt	17.5	—
Accounts payable	260.7	252.8
Other current liabilities	315.8	320.7
TOTAL CURRENT LIABILITIES	597.8	576.5
Long-term debt	389.3	16.8
Deferred income taxes	204.1	267.4
Accrued defined benefit plans	248.2	136.0
Loans from Fortune Brands, Inc.	—	3,214.0
Other non-current liabilities	74.0	103.6
TOTAL LIABILITIES	1,513.4	4,314.3
Equity
Common stock(a)	1.6	—
Paid-in capital(b)	2,186.4	703.3
Accumulated other comprehensive income	10.6	29.5
Retained deficit(b)	(77.7)	(793.0)
Treasury stock	(0.1)	—
TOTAL HOME & SECURITY EQUITY	2,120.8	(60.2)
Noncontrolling interests	3.7	3.5
TOTAL EQUITY	2,124.5	(56.7)
TOTAL LIABILITIES AND EQUITY	$3,637.9	$4,257.6

(a)

On September 27, 2011, shares of Home & Security common stock (par value $0.01 per share) were split from 1,000 shares issued and outstanding and 100,000 shares authorized to approximately 155.1 million shares issued and outstanding and 750 million shares authorized. There were 156.0 million shares outstanding as of December 31, 2011.

(b)

In August 2011, the Company converted from a Delaware limited liability company to a Delaware corporation. As a result, the retained deficit prior to the date of conversion was included as additional paid-in-capital in accordance with SEC Staff Accounting Bulletin Topic 4:B.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2011	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(34.6)	$65.0	$(38.2)
Non-cash pre-tax (income) expense:
Depreciation	97.1	95.9	115.0
Amortization	14.4	15.7	16.1
Stock-based compensation	15.7	11.7	7.8
Restructuring charges	1.8	0.5	19.1
Asset impairment charges	90.0	—	—
Recognition of actuarial losses (gains)	80.0	(3.5)	(5.2)
Deferred taxes	(62.4)	27.1	(21.8)
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease (increase) in accounts receivable	26.9	(20.8)	43.3
(Increase) decrease in inventories	(4.6)	(34.4)	45.1
Increase in accounts payable	6.7	16.3	12.6
(Increase) decrease in other assets	(39.0)	(5.0)	17.0
Increase (decrease) in accrued taxes	50.4	(14.4)	38.9
(Decrease) increase in accrued expenses and other liabilities	(67.0)	(15.2)	19.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	175.4	138.9	269.3
INVESTING ACTIVITIES
Capital expenditures	(68.5)	(58.3)	(43.3)
Acquisitions, net of cash acquired	(6.0)	—	—
Proceeds from the disposition of assets	3.5	2.6	11.3
NET CASH USED IN INVESTING ACTIVITIES	(71.0)	(55.7)	(32.0)
FINANCING ACTIVITIES
Increase in short-term debt	1.4	1.7	1.1
Issuance of long-term debt	510.0	—	—
Repayment of long-term debt	(120.0)	(7.1)	(5.0)
Proceeds from the exercise of stock options	11.0	—	—
Net loan payments to Fortune Brands, Inc.	91.2	(96.6)	(238.6)
Dividends to Fortune Brands, Inc.	(548.9)	—	—
Fortune Brands, Inc. capital contribution(a)	15.9	20.3	21.7
Other financing activities, net	(4.1)	0.3	(1.0)
NET CASH USED IN FINANCING ACTIVITIES	(43.5)	(81.4)	(221.8)
Effect of foreign exchange rate changes on cash	(0.8)	1.1	(6.8)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$60.1	$2.9	$8.7
Cash and cash equivalents at beginning of year	$60.7	$57.8	$49.1
Cash and cash equivalents at end of year	$120.8	$60.7	$57.8
Cash paid during the year for:
External interest	$2.6	$0.6	$0.5
Related party interest	63.7	121.7	100.8
Income taxes paid directly to (received from) taxing authorities	23.0	23.7	(1.0)
Income taxes paid to (received from) Fortune Brands, Inc.	7.6	(0.8)	(9.4)

(a)

The allocation of general and administrative expenses provided by Fortune Brands, Inc. (net of tax) is included in the Consolidated Statements of Income and treated as a capital contribution. Refer to Note 3, “Related Party Transactions.”

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2008	$—	$640.7	$(6.7)	$(817.8)	$—	$3.1	$(180.7)
Comprehensive income:
Net loss	—	—	—	(39.0)	—	0.8	(38.2)
Translation adjustments	—	—	31.2	—	—	—	31.2
Derivative instruments (net of tax benefit of $2.2 million)	—	—	(3.6)	—	—	—	(3.6)
Defined benefit plan adjustments (net of tax expense of $2.3 million)	—	—	1.9	—	—	—	1.9
Total comprehensive income (loss)	—	—	29.5	(39.0)	—	0.8	(8.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.0)	(1.0)
Fortune Brands, Inc. capital contribution(a)	—	29.8	—	—	—	—	29.8
Balance at December 31, 2009	$—	$670.5	$22.8	$(856.8)	$—	$2.9	$(160.6)
Comprehensive income:
Net income	—	—	—	63.8	—	1.2	65.0
Translation adjustments	—	—	5.4	—	—	—	5.4
Derivative instruments (net of tax expense of $0.3 million)	—	—	0.5	—	—	—	0.5
Defined benefit plan adjustments (net of tax expense of $5.0 million)	—	—	0.8	—	—	—	0.8
Total comprehensive income	—	—	6.7	63.8	—	1.2	71.7
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Fortune Brands, Inc. capital contribution(a)	—	32.8	—	—	—	—	32.8
Balance at December 31, 2010	$—	$703.3	$29.5	$(793.0)	$—	$3.5	$(56.7)
Comprehensive income:
Net income	—	—	—	(35.6)	—	1.0	(34.6)
Translation adjustments	—	—	(1.8)	—	—	—	(1.8)
Derivative instruments (net of tax benefit of $0.5 million)	—	—	(0.7)	—	—	—	(0.7)
Defined benefit plan adjustments (net of tax benefit of $11.1 million)	—	—	(16.4)	—	—	—	(16.4)
Total comprehensive income	—	—	(18.9)	(35.6)	—	1.0	(53.5)
Common stock split	1.6	(1.6)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Treasury stock purchase	—	—	—	—	(0.1)	—	(0.1)
Dividends declared to Fortune Brands, Inc.	—	(574.3)	—	—	—	—	(574.3)
Change in legal structure(b)	—	(750.9)	—	750.9	—	—	—
Stock-based compensation	—	26.6	—	—	—	—	26.6
Tax benefit on excercise of stock options	—	1.2	—	—	—	—	1.2
Fortune Brands, Inc. capital contribution(a)	—	2,782.1	—	—		—	2,782.1
Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5

(a)

The allocation of general and administrative expenses, stock-based compensation and the tax benefit on exercise of options provided by Fortune Brands, Inc. (net of tax) is included in the Consolidated Statements of Income and treated as a capital contribution. In addition, in 2011, Fortune Brands, Inc. made equity contributions totaling $2.7 billion to the Company. Any remaining related party loan balances to/from Fortune Brands, Inc. were capitalized immediately prior to the Separation. Refer to Note 3, “Related Party Transactions.”

(b)

In August 2011, the Company converted from a Delaware limited liability company to a Delaware corporation. As a result, the retained deficit is included as additional paid-in-capital in accordance with SEC Staff Accounting Bulletin Topic 4:B.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Background and Basis of Presentation

Separation    On September 27, 2011, the board of directors of Fortune Brands, Inc. (“Former Parent”) approved the spin-off of Fortune Brands Home & Security, Inc. into an independent, publicly traded company (the “Separation”). References to “Home & Security,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Separation was accomplished by increasing the total number of issued and outstanding shares of Home & Security common stock such that 155,052,629 shares of Home & Security common stock were available for distribution to the holders of common stock of our Former Parent (the “Distribution”). The Separation was accomplished pursuant to a Separation and Distribution Agreement, dated September 27, 2011, between our Former Parent and the Company. On October 3, 2011, the Separation was completed, with stockholders of our Former Parent receiving one share of Home & Security common stock for each share of Former Parent common stock held as of 6:00 p.m. New York City Time on September 20, 2011. In addition, we paid a dividend of $548.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012.

Following the Separation, our Former Parent changed its name to Beam Inc. and retained no ownership interest in Home & Security. Home & Security and Beam Inc. have separate public ownership, boards of directors and management.

A registration statement on Form 10, as amended (the “Form 10”), describing the Separation was filed by Home & Security with the Securities and Exchange Commission (“SEC”) and was declared effective on September 2, 2011. On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS”.

The Company is a leading home and security products company with a portfolio of leading branded products used for residential home repair, remodeling, new construction, security applications and storage.

Basis of Presentation    The consolidated financial statements include the accounts of Home & Security and its majority-owned subsidiaries. The Company’s subsidiaries operate on a 52 or 53-week fiscal year.

The consolidated financial statements and segment information included in this Annual Report on Form 10-K have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of our Former Parent, using the historical results of operations, and historical basis of assets and liabilities. Our historical financial statements include allocations of certain general corporate expenses of Former Parent incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. During the years ended December 31, 2011, 2010 and 2009, these allocations totaled $23.4 million, $32.0 million and $34.2 million, respectively. The 2011 allocation is for nine months only (January 1, 2011 through the date of the Separation) because Home & Security became an independent company on October 3, 2011. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as a stand-alone company or of the costs expected to be incurred in the future. The consolidated financial statements included in this Annual Report on Form 10-K may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the periods presented.

2.    Significant Accounting Policies

Use of Estimates    The presentation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results in future periods could differ from those estimates.

Cash and Cash Equivalents    Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $10.6 million and $14.7 million as of December 31, 2011 and 2010, respectively.

Inventories    The majority of our inventories are accounted for using the first-in, first-out (FIFO) inventory method. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

We also use the last-in, first-out (LIFO) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2011 and 2010 were $159.2 million (with a current cost of $185.6 million) and $152.3 million (with a current cost of $179.2 million), respectively.

Property, Plant and Equipment    Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value at the time the assets are being actively marketed for sale. As of December 31, 2011 and 2010, the carrying value of assets held for sale was not material. Estimated useful lives of the related assets are as follows:

Buildings and leasehold improvements	15 to 40 years
Machinery and equipment	3 to 10 years

Long-lived Assets    In accordance with authoritative guidance on property, plant and equipment (Accounting Standards Codification (“ASC”) 360), a long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Goodwill and Indefinite-lived Intangible Assets    In accordance with authoritative guidance on goodwill and other intangible assets (ASC 350), goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill using a weighting of the income and market approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities in accordance with the requirements of ASC 350. Both of the reporting units within Advanced Material Windows & Door Systems have goodwill and tradenames for which a 10% reduction in the fair value could trigger an impairment charge in future periods. As of December 31, 2011, these reporting units had indefinite-lived tradenames with an aggregate book value of $227.0 million and goodwill with an aggregate book value of $230.2 million.

ASC 350 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

Defined Benefit Plans    We provide a range of benefits to employees and retired employees, including pension, postretirement, post-employment and health care benefits.

In the fourth quarter of 2011, we elected to change our method of recognizing defined benefit costs. Previously, for our defined benefit plans, we used a calculated value for the market-related value of plan assets reflecting changes in the fair value of plan assets over a five-year period. In addition, actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (the “corridor”) were recognized over the remaining service life of plan participants. For postretirement benefit plans, we used a dual corridor where actuarial gains or losses in excess of 20 percent of the projected benefit obligation were recognized faster. Under our new accounting method, we recognize changes in the fair value of plan assets and net actuarial gains or losses in excess of the corridor immediately upon remeasurement, which is at least annually in the fourth quarter of each year. We believe that this new policy is preferable as it reduces the delay in recognition of actuarial gains and losses outside the corridor. This change has been reported through retrospective application of the new policy to all periods presented. The impacts of adjustments made to the financial statements are summarized below:

Consolidated Statement of Income

(In millions, except per share amounts)	Year Ended December 31, 2011

	Before Accounting Change	Revised	Effect of Change
Cost of products sold	$2,297.3	$2,332.1	$34.8
Selling, general and administrative expenses	868.9	900.6	31.7
Operating income (loss)	50.9	(15.6)	(66.5)
Income (loss) before income taxes	22.9	(43.6)	(66.5)
Income tax provision	15.9	(9.0)	(24.9)
Net income (loss)	7.0	(34.6)	(41.6)
Net income (loss) attributable to Home & Security	6.0	(35.6)	(41.6)
Basic and diluted earnings (loss) per common share	0.04	(0.23)	(0.27)

(In millions, except per share amounts)	Year Ended December 31, 2010			Year Ended December 31, 2009

	Previously Reported	Revised	Effect of Change	Previously Reported	Revised	Effect of Change
Cost of products sold	$2,182.4	$2,177.1	$(5.3)	$2,104.3	$2,101.7	$(2.6)
Selling, general and administrative expenses	839.6	834.3	(5.3)	815.2	813.1	(2.1)
Operating income	187.8	198.4	10.6	49.4	54.1	4.7
Income (loss) before income taxes	72.5	83.1	10.6	(34.8)	(30.1)	4.7
Income tax provision	14.1	18.1	4.0	6.3	8.1	1.8
Net income (loss)	58.4	65.0	6.6	(41.1)	(38.2)	2.9
Net income (loss) attributable to Home & Security	57.2	63.8	6.6	(41.9)	(39.0)	2.9
Basic and diluted earnings (loss) per common share	0.37	0.41	0.04	(0.27)	(0.25)	0.02

Consolidated Balance Sheet

(In millions)	Year Ended December 31, 2010
	Previously Reported	Revised	Effect of Change
Inventories	$333.0	$332.1	$(0.9)
Loans to Former Parent	572.8	571.7	(1.1)
Other current assets	127.1	127.3	0.2
Total assets	4,259.4	4,257.6	(1.8)
Accumulated other comprehensive loss	(76.3)	29.5	105.8
Retained deficit	(685.4)	(793.0)	(107.6)
Total Home & Security equity	(58.4)	(60.2)	(1.8)
Total equity	(54.9)	(56.7)	(1.8)
Total liabilities and equity	4,259.4	4,257.6	(1.8)

Consolidated Statement of Cash Flows

(In millions)	Year Ended December 31, 2010			Year Ended December 31, 2009

	Previously Reported	Revised	Effect of Change	Previously Reported	Revised	Effect of Change
Cash flows from operating activities:
Net income (loss)	$58.4	$65.0	$6.6	$(41.1)	$(38.2)	$2.9
Recognition of actuarial gains	—	(3.5)	(3.5)	—	(5.2)	(5.2)
Deferred taxes	23.0	27.1	4.1	(23.7)	(21.8)	1.9
(Decrease) increase in accrued expenses and other liabilities	(8.0)	(15.2)	(7.2)	19.2	19.6	0.4

Consolidated Statement of Equity

(In millions)	Year Ended December 31, 2010			Year Ended December 31, 2009

	Previously Reported	Revised	Effect of Change	Previously Reported	Revised	Effect of Change
Retained (deficit) earnings
Beginning balance	$(742.6)	$(856.8)	(114.2)	$(700.7)	$(817.8)	$(117.1)
Net income (loss) attributable to Home & Security	57.2	63.8	6.6	(41.9)	(39.0)	2.9
Ending balance	(685.4)	(793.0)	(107.6)	(742.6)	(856.8)	(114.2)
Accumulated other comprehensive loss (income)
Beginning balance	(90.1)	22.8	112.9	(122.2)	(6.7)	115.5
Defined benefit plan adjustments	7.9	0.8	(7.1)	4.5	1.9	(2.6)
Ending balance	(76.3)	29.5	105.8	(90.1)	22.8	112.9
Total equity	(54.9)	(56.7)	(1.8)	(159.3)	(160.6)	(1.3)

We record amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under the Company’s plans, which are presented in Note 12, “Defined Benefit Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect the Company’s financial position or results of operations. We will continue to monitor these assumptions as market conditions warrant.

Litigation Contingencies    Our businesses are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with authoritative guidance on contingencies (ASC 450). We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

Income Taxes    In accordance with authoritative guidance on income taxes (ASC 740), we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

The Company is included in the consolidated U.S. federal income tax return of our Former Parent through the date of Separation. The current and deferred tax expense recorded in the consolidated financial statements has been determined by applying the provisions of ASC 740 as if the Company were a separate taxpayer.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in results of operations and financial condition in the period in which such changes occur. As of December 31, 2011, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $35.4 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $3 million to $15 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

As a result of the Separation and related transactions, the Company remitted foreign earnings and recorded an associated tax liability of approximately $9.1 million during 2011. However, as a stand-alone company, we intend to permanently reinvest the earnings of our foreign subsidiaries. Consequently, we have not provided deferred income taxes on undistributed earnings of foreign subsidiaries.

Revenue Recognition    Revenue is recorded when persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is recorded net of applicable provisions for discounts, returns and allowances. We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, promotions, and cooperative advertising when revenue is recognized. Sales returns are based on historical returns, current trends, and forecasts of product demand.

Cost of Products Sold    Cost of products sold includes all costs to make products saleable, such as employee benefit costs, inbound freight, purchasing and receiving costs, inspection costs, and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs recognized in “net sales” include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials, and media production costs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $154.0 million, $133.2 million and $121.9 million in 2011, 2010 and 2009, respectively.

Advertising costs, which amounted to $181.6 million, $173.5 million and $152.3 million in 2011, 2010 and 2009, respectively, are principally expensed as incurred. Advertising costs include product displays, media production costs, and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $49.8 million, $49.8 million and $44.6 million in 2011, 2010 and 2009, respectively. Advertising costs recorded in selling, general and administrative expenses were $131.8 million, $123.7 million and $107.7 million in 2011, 2010 and 2009, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $35.1 million, $33.4 million and $31.7 million in 2011, 2010 and 2009, respectively, are expensed as incurred.

Stock-based Compensation    Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance award is based on the stock price at the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the share price at the date of grant. See Note 11, “Stock-Based Compensation,” for additional information.

Earnings Per Share    Earnings per common share is calculated by dividing net income attributable to Home & Security by the weighted-average number of shares of common stock outstanding during the year. The number of basic and diluted shares outstanding are the same. See Note 19, “Earnings Per Share,” for further discussion.

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the “accumulated other comprehensive income” (“AOCI”) caption in equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into functional currency with resulting transaction gains or losses recorded in other expense (income), net.

Derivative Financial Instruments    In accordance with authoritative guidance on derivatives and hedging (ASC 815), all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded directly to a separate component of AOCI, and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in AOCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. Deferred currency losses of $0.5 million were reclassified into earnings for the year ended December 31, 2011. Deferred currency gains of $0.1 million and $3.5 million were reclassified into earnings in 2010 and 2009, respectively. Based on foreign exchange rates as of December 31, 2011, we estimate that $1.0 million of net currency derivative losses included in OCI as of December 31, 2011 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This guidance allows entities to allocate consideration in multiple deliverable arrangements in a manner that reflects a transaction’s economics. The guidance requires expanded disclosure. It was effective for fiscal years beginning on or after June 15, 2010 (calendar year 2011 for Home & Security) and could be applied either prospectively or retrospectively. Adoption of this standard did not have a material impact on our financial statements and disclosures.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements. We believe that adoption of this standard will not have a material impact on our financial statements.

3.    Related Party Transactions

Prior to the Separation, Home & Security had certain related party relationships with our Former Parent and its subsidiaries, as discussed below. Pursuant to the Separation and Distribution Agreement, the Indemnification Agreement and certain other agreements, our Former Parent agreed to indemnify us from certain liabilities and we agreed to indemnify our Former Parent from certain liabilities, as discussed further in the sections entitled “Certain Relationships and Related Party Transactions — Agreements with Fortune Brands, Inc.” included in the Form 10. Indemnities that we may be required to provide our Former Parent may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the Distribution. Third parties could also seek to hold us responsible for any of the liabilities that our Former Parent has agreed to retain. Even if we ultimately succeed in recovering from our Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

Upon the Separation, our Former Parent ceased providing financing, cash management and treasury services to the Company. Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, the Company paid a dividend of $48.9 million to our Former Parent, prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of Fortune Brands Home & Security LLC from a Delaware limited liability company to a Delaware corporation, through the date of the Separation.

Financing and Cash Management    Historically, our Former Parent provided financing, cash management and treasury services to Home & Security. The Company’s U.S. cash balances were swept by our Former Parent on a daily basis, and the Company received funding from our Former Parent for operating and investing cash needs. Cash transferred to and from the Company was recorded in the form of loans from or to our Former Parent in the accompanying financial statements. Loans accrued interest at rates ranging from 1.3% to 6.0%. The weighted-average interest rate on loans to/from our Former Parent was 3.4%, 4.4% and 3.0% in 2011, 2010 and 2009, respectively. Related party interest expense and income are shown below.

(In millions)	2011	2010	2009
Related party interest expense	$29.3	$130.9	$89.7
Related party interest income	(6.1)	(14.9)	(4.8)
Related party interest, net	$23.2	$116.0	$84.9

A summary of outstanding loans to/from our Former Parent as of December 31, 2011, 2010 and 2009 is shown below. In 2011, our Former Parent made equity contributions totaling $2.7 billion to Home & Security capitalizing all outstanding loan balances.

(In millions)	2011	2010	2009
Loans to Former Parent — current	$—	$(571.7)	$(523.4)
Loans from Former Parent — long-term	—	3,214.0	3,224.9
Net loans from Former Parent	$—	$2,642.3	$2,701.5

General and Administrative Services    Until consummation of the Separation, our Former Parent performed certain functions and services on behalf of Home & Security. Refer to Note 1, “Background and Basis of Presentation,” for additional information.

4.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2011	2010
Inventories:
Raw materials and supplies	$137.1	$140.7
Work in process	39.9	39.1
Finished products	159.3	152.3
Total inventories	$336.3	$332.1

Property, plant and equipment:
Land and improvements	$48.9	$53.8
Buildings and improvements to leaseholds	328.2	334.0
Machinery and equipment	1,058.2	1,041.4
Construction in progress	42.1	32.1
Property, plant and equipment, gross	1,477.4	1,461.3
Less: accumulated depreciation	951.6	911.3
Property, plant and equipment, net of accumulated depreciation	$525.8	$550.0

Other current liabilities:
Accrued salaries, wages and other compensation	$74.7	$105.5
Accrued customer programs	76.8	90.7
Other accrued expenses	164.3	124.5
Total other current liabilities	$315.8	$320.7

5.    Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Balance at December 31, 2009:
Goodwill	$490.3	$569.7	$679.3	$165.4	$1,904.7
Accumulated impairment losses	—	—	(451.3)	(90.1)	(541.4)
Total goodwill, net	490.3	569.7	228.0	75.3	$1,363.3
2010 translation adjustments	1.4	—	—	0.2	1.6
Balance at December 31, 2010:
Goodwill	491.7	569.7	679.3	165.6	$1,906.3
Accumulated impairment losses	—	—	(451.3)	(90.1)	(541.4)
Total goodwill, net	491.7	569.7	228.0	75.5	$1,364.9
2011 translation adjustments	(0.5)	—	—	—	(0.5)
Acquisition-related adjustments	—	—	2.2	—	2.2
Balance at December 31, 2011:
Goodwill	491.2	569.7	681.5	165.6	$1,908.0
Accumulated impairment losses	—	—	(451.3)	(90.1)	(541.4)
Total goodwill, net	$491.2	$569.7	$230.2	$75.5	$1,366.6

We also had indefinite-lived intangible assets, principally tradenames, of $574.8 million and $665.9 million as of December 31, 2011 and 2010, respectively. The decrease of $91.1 million was primarily due to tradename impairments in the Advanced Material Windows & Door Systems segment (see discussion below).

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion and other relevant factors. The gross carrying value and accumulated amortization of amortizable intangible assets were $326.2 million and $203.7 million, respectively, as of December 31, 2011, compared to $325.0 million and $192.1 million, respectively, as of December 31, 2010. The gross carrying value increase of $1.2 million was due to the acquisition of a regional windows business ($5.8 million), partially offset by the write-down of a regional cabinet tradename ($4.1 million) and changes in foreign currency translation adjustments ($0.5 million).

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2011 and 2010 were as follows:

	As of December 31, 2011				As of December 31, 2010
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$616.8	$(42.0	)(a)	$574.8	$707.9	$(42.0	)(a)	$665.9
Amortizable intangible assets
Tradenames	15.5	(5.4)		10.1	17.3	(7.0)		10.3
Customer and contractual relationships	270.2	(163.7)		106.5	267.2	(152.0)		115.2
Patents/proprietary technology	40.5	(34.6)		5.9	40.5	(33.1)		7.4
Total	326.2	(203.7)		122.5	325.0	(192.1)		132.9
Total identifiable intangibles	$943.0	$(245.7)		$697.3	$1,032.9	$(234.1)		$798.8

(a)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets.

The Company expects to record intangible amortization of approximately $11 million in 2012 through 2016.

In the fourth quarter of 2011, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $90.0 million ($55.3 million after tax) in our Advanced Material Windows & Door Systems segment. These charges were primarily the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market. Both of the reporting units within Advanced Material Windows & Door Systems have tradenames and goodwill. Any future reduction in the estimated fair value of the tradename would result in an impairment charge. The estimated excess fair value in the reporting units of the Advanced Material Windows & Door Systems segment is less than 10% and accordingly, any further reduction in the estimated fair values could trigger a goodwill impairment charge in future periods. As of December 31, 2011, these reporting units had indefinite-lived tradenames with an aggregate book value of $227.0 million and goodwill with an aggregate book value of $230.2 million.

We review indefinite-lived intangible assets for impairment annually, as well as whenever market or business events indicate there may be a potential impact on a specific intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

We did not record any goodwill or indefinite-lived intangible asset impairment charges in 2010 or 2009.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, and strategic decisions made in response to economic and competitive conditions. While our cash flow projections used to assess impairment of our goodwill and other intangible assets are influenced by a number of variables, they are most significantly influenced by our projection for the recovery of the U.S. home products markets in the next 3 to 5 years. We reevaluate our projection of the U.S. home products market periodically and in connection with our annual operating plans finalized in the fourth quarter of each year. The U.S. home products market is highly dependent on U.S. new home construction which has fallen to, and remains at, near historic lows. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

6.    Acquisition

In the third quarter of 2011, we acquired a regional windows business for $6 million in cash. This acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

7.    External Debt and Financing Arrangements

On August 22, 2011, we signed a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan. Both facilities are to be used for general corporate purposes, including for financing the $500 million dividend we paid to our Former Parent immediately prior to the Separation. On October 4, 2011, Home & Security made an initial borrowing of $510 million under these facilities. On December 31, 2011, our outstanding borrowing under these facilities was $400.0 million. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, and depreciation and amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facility also includes a

Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition.

At December 31, 2011 and 2010, there were $3.8 million and $3.0 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million and $15.5 million, as of December 31, 2011 and 2010, respectively. The weighted-average interest rates on these borrowings were 14.3%, 3.2% and 9.8% in 2011, 2010 and 2009, respectively. There were no amounts outstanding under committed short-term bank credit agreements at December 31, 2011 and 2010.

The components of external long-term debt were as follows:

(In millions)	2011	2010
$650 million revolving credit agreement due October 2016	$50.0	$—
$350 million term loan due October 2016	350.0	—
Industrial revenue bonds due in 2016	6.8	6.8
Industrial revenue bonds due in 2021 (repaid in December 2011)	—	10.0
Total debt	406.8	16.8
Less: current portion	17.5	—
Total long-term debt	$389.3	$16.8

Term loan amortization payments during the next five years as of December 31, 2011 were $17.5 million in 2012, $33.3 million in 2013, $29.9 million in 2014, $26.9 million in 2015, and the remaining $242.4 million in 2016.

The interest rates on the long-term debt are based on a floating rate. In our debt agreements, there are normal and customary events of default which would permit the lenders of any debt agreement to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2011.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2011 and 2010.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item are recognized on the same line of the income statement. Any ineffectiveness was immaterial in the years ended December 31, 2011 and 2010. The effective portions of cash flow hedges are reported in OCI and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2011 was $142.3 million, representing a net settlement receivable of $1.5 million. Based on foreign exchange rates as of December 31, 2011, we estimate that $1.0 million of net foreign currency derivative losses included in other comprehensive income as of December 31, 2011 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2011 and 2010 were:

		Fair Value

(In millions)		2011	2010
Assets:
Foreign exchange contracts	Other current assets	$2.5	$1.2
Commodity contracts	Other current assets	0.1	2.0
	Total assets	$2.6	$3.2
Liabilities:
Foreign exchange contracts	Other current liabilities	$1.0	$1.0
Commodity contracts	Other current liabilities	0.5	—
	Total liabilities	$1.5	$1.0

The effects of derivative financial instruments on the consolidated statements of income and OCI for the years ended December 31, 2011 and 2010 were:

(In millions)	Gain (Loss) Recognized in Income

	Location

Type of hedge		2011	2010
Cash flow	Net sales	$(0.6)	$(0.5)
	Cost of products sold	1.6	1.8
Fair value	Other income (expense), net	—	0.3
Total		$1.0	$1.6

For cash flow hedges that are effective, the amounts recognized in OCI were $0.8 million and $2.1 million in 2011 and 2010, respectively. In the years ended December 31, 2011, 2010 and 2009, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant.

9.    Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 were as follows:

(In millions)	Fair Value

	2011	2010
Assets:
Derivative asset financial instruments (level 2)	$2.6	$3.2
Deferred compensation program assets (level 1)	4.2	5.1
Total assets	$6.8	$8.3
Liabilities:
Derivative liability financial instruments (level 2)	$1.5	$1.0

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

Because the interest rate on the Company’s long-term debt is variable, the aggregate carrying value at December 31, 2011 and 2010 of $406.8 million and $16.8 million, respectively, approximates the fair value.

In 2011, we recorded intangible asset impairment charges of $90.0 million. Refer to Note 5, “Goodwill and Other Intangible Assets,” for additional information. In accordance with ASC 820, below is the disclosure for assets measured at fair value on a nonrecurring basis.

(in millions)	Fair Value Measurements Using Significant Unobservable Inputs (level 3)	Total Losses
Indefinite-lived intangible assets	$227.0	$90.0

10.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2011 and 2010 were as follows:

	Common Shares		Treasury Shares

	2011	2010	2011	2010
Balance at the beginning of the year	1,000	1,000	—	—
Stock split on September 27, 2011	155,051,629	—	—	—
Stock plan shares issued	958,860	—	—	—
Shares surrendered by optionees	(3,357)	—	3,357	—
Balance at the end of the year	156,008,132	1,000	3,357	—

Since the Separation, no dividends have been paid on our common stock.

The Company has 60,000,000 authorized shares of preferred stock, par value $0.01 per share. Of the 60,000,000 shares authorized, 750,000 shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share. At December 31, 2011, no shares of our preferred stock were outstanding, and we have no present plans to issue any shares of preferred stock. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

Effective September 6, 2011, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one right for each outstanding share of common stock. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at an initial exercise price of $65.00 per one one-thousandth of a share. The Rights Plan is intended to protect the Company’s stockholders against any coercive, unfair or inadequate tender offers and other abusive takeover tactics that may or may not occur and to preserve the Company’s long-term value for the benefit of its stockholders. Rights become exercisable after ten days following the acquisition by a person or group of 15% or more of the Company’s outstanding common stock, or ten business days (or later if determined by the Board of Directors in accordance with the plan) after the commencement of a tender offer or exchange offer to acquire 15% or more of the outstanding common stock. If such a person or group acquires 15% or more of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company at an initial redemption price of $0.01 per right. If not redeemed, the rights will expire on October 3, 2012.

11.    Stock-Based Compensation

Prior to and in connection with the Separation, the Company adopted, and our Former Parent as its sole stockholder prior to the Separation approved, the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees and consultants. A maximum of 30.0 million shares of common stock may be awarded under the Plan. As of December 31, 2011, 6.7 million shares of Home & Security common stock were available for issuance under this Plan. Upon the exercise of stock options or the payout of restricted stock units, shares of common stock are issued from authorized common shares. Prior to the Separation, employees of Home & Security participated in our Former Parents’ stock-based compensation plans.

At the time of the Separation, all outstanding equity awards granted by our Former Parent held by Home & Security employees were converted into Home & Security equity. The manner of conversion for each employee was determined based on the type of award, vesting status of the award, and the employment status of the employee at the Separation date of October 3, 2011.

The conversion of stock options constituted a modification of those stock option awards under the provisions of ASC 718 because certain awards did not have antidilution provisions. Stock-based compensation relating to the incremental fair value between Former Parent awards held prior to the Separation and Home & Security awards subsequent to the modification resulted in additional pre-tax stock-based compensation charges of $2.4 million related to previously vested options.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Stock options granted under the Plan generally vest over a three-year period and have a maturity of ten years from the grant date.

Restricted stock units have been granted to certain officers of the Company and represent the right to receive unrestricted shares of stock based on service. Certain restricted stock units are also subject to attaining specific performance criteria and are generally subject to performance criteria. Compensation cost is recognized over the service period. The fair value of each restricted stock unit granted is equal to the share price at the date of grant. Restricted stock units generally vest after a three-year period (although certain grants vest after two or four years).

The fair value of Home & Security options granted subsequent to the Separation and our Former Parents’ stock options granted to Home & Security employees prior to the Separation for the years ended December 31, 2011, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	Home & Security grants	Former Parent grants

	2011	2011	2010	2009
Current expected dividend yield	1.5%	2.0%	2.1%	2.1%
Expected volatility	39.0%	33.2%	34.1%	33.3%
Risk-free interest rate	1.2%	2.3%	2.2%	2.1%
Expected term	6.5 years	5.5 years	4.5 years	4.5 years

For periods presented prior to the Separation date of October 3, 2011, all stock-based compensation awards were made by our Former Parent and used our Former Parent assumptions for volatility, dividend yield and term. The weighted-average grant date fair value of stock options granted by our Former Parent during the years ended December 31, 2011, 2010 and 2009 was $16.98, $11.28 and $10.81, respectively.

Home & Security assumptions were utilized for grants made on or after October 4, 2011. The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, stage of life and with similar market capitalization since there is not sufficient historical volatility data for Home & Security common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC’s safe harbor guidelines. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plan during the years ended December 31, 2011 was $4.20.

In the year ended December 31, 2011, we recognized pre-tax stock-based compensation expense for stock options in net income of $14.1 million ($9.4 million after tax). In the year ended December 31, 2010, we recognized pre-tax stock-based compensation expense for stock options in net income of $11.7 million ($7.9 million after tax). In the year ended December 31 2009, we recognized pre-tax stock-based compensation expense for stock options in net income of $7.8 million ($6.1 million after tax). Of the total pre-tax stock-based compensation expense, the amounts included in selling, general and administrative expenses in the consolidated statements of income were $12.8 million, $9.9 million and $5.9 million, in 2011, 2010 and 2009, respectively. Compensation costs that were capitalized in cost of products sold were not material.

A summary of Home & Security stock option activity related to Home & Security and our Former Parent employees for the year ended December 31, 2011 is as follows. All awards granted have been adjusted to reflect the conversion as of the date of the Separation as all stock options prior to the Separation were options in our Former Parent stock. With respect to the Former Parent stock options granted prior to Separation, the converted Home & Security stock options retained the vesting schedule and expiration date of the original Former Parent stock options.

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2010	—	—
Converted on October 4, 2011	19,676,324	$13.22
Granted	2,312,600	12.30
Exercised	(958,860)	11.50
Expired/forfeited	(884,044)	17.10
Outstanding at December 31, 2011(a)	20,146,020	$13.03

(a)	At December 31, 2011, the weighted-average remaining contractual life of options outstanding was 5.0 years and the aggregate intrinsic value of options outstanding was $83.6 million.

Options outstanding and exercisable at December 31, 2011 were as follows:

	Options Outstanding			Options Exercisable(a)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $11.99	6,412,512	4.6	$9.77	1,957,109	$9.89
12.00 to 14.00	8,287,274	7.3	12.96	2,688,137	12.54
14.01 to 18.36	5,446,234	2.0	16.97	5,319,679	17.02
	20,146,020	5.0	$13.03	9,964,925	$14.41

(a)	At December 31, 2011, the weighted-average remaining contractual life of options exercisable was 2.6 years and the aggregate intrinsic value of options exercisable was $29.1 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2011 was approximately $21.4 million, and the weighted-average period of time over which this cost will be recognized is 2.5 years. The fair value of options that vested during the years ended December 31, 2011, 2010 and 2009 was $10.0 million, $9.0 million and $8.6 million, respectively. The intrinsic value of Home & Security stock options exercised in the years ended December 31, 2011, 2010 and 2009 was $10.0 million, $3.7 million and $0.3 million, respectively.

A summary of activity with respect to restricted stock units outstanding under the Plan related to Home & Security and our Former Parent employees for the year ended December 31, 2011 is as follows. All awards granted prior to October 4, 2011 have been adjusted to reflect the conversion as of the date of the Separation as all restricted stock units outstanding prior to the Separation were in our Former Parent’s stock.

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	—	—
Converted Former Parent restricted stock units	841,862	$10.89
Converted Former Parent performance awards	538,539	7.63
Granted	799,500	12.15
Non-vested at December 31, 2011	2,179,901	$10.55

The pre-tax compensation cost for restricted stock units recorded in 2011, 2010 and 2009 was $1.6 million ($1.0 million after tax), $1.2 million ($0.7 million after tax) and $1.6 million ($1.0 million after tax), respectively. At December 31, 2011, 18,000 restricted stock units were vested. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2011 was approximately $13.3 million, and the weighted-average period of time over which this cost will be recognized is 3.0 years.

12.    Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. In addition, from time to time, we may make contributions in excess of the legal funding requirements.

The Company provides postretirement health care and life insurance benefits to certain retirees. Many employees and retirees outside the United States are covered by government health care programs.

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits
(In millions)	2011	2010	2011	2010
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$557.3	$527.3	$90.4	$91.7
Service cost	12.9	12.7	0.4	0.5
Interest cost	31.0	30.6	4.4	4.7
Actuarial loss	72.8	15.4	5.2	—
Participants’ contributions	—	—	0.8	0.6
Benefits paid	(26.2)	(28.7)	(7.4)	(7.8)
Plan curtailment gain	(17.3)	—	—	—
Medicare Part D reimbursement	—	—	0.1	0.7
Transfer of Corporate plan from Former Parent	9.0	—	—	—
Projected benefit obligation at end of year	$639.5	$557.3	$93.9	$90.4
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$621.5	$523.0
Change in Plan Assets:
Fair value of plan assets at beginning of year	$503.9	$411.3	$—	$—
Actual return on plan assets	(2.7)	60.1	—	—
Employer contributions	1.1	61.2	6.5	6.5
Participants’ contributions	—	—	0.8	0.6
Medicare Part D reimbursement	—	—	0.1	0.7
Benefits paid	(26.2)	(28.7)	(7.4)	(7.8)
Transfer of Corporate plan from Former Parent	1.8	—	—	—
Fair value of plan assets at end of year	$477.9	$503.9	$—	$—
Funded Status (Fair value of plan assets less PBO)	$(161.6)	$(53.4)	$(93.9)	$(90.4)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2011	2010	2011	2010
Current benefit payment liability	$(0.7)	$(0.7)	$(6.6)	$(7.1)
Accrued benefit liability	(160.9)	(52.7)	(87.3)	(83.3)
Net amount recognized (pre-tax)	$(161.6)	$(53.4)	$(93.9)	$(90.4)

In the third and fourth quarters of 2011, we communicated to employees our decision to freeze all of our pension plans by December 31, 2016. As a result, we remeasured our pension liabilities, updating our pension measurement assumptions, and recorded pension curtailment charges totaling $1.8 million.

In 2012, we expect to make pension contributions of approximately $20 million, the minimum funding requirement.

The amounts in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain) at December 31, 2009	$47.9	$(3.3)
Recognition of actuarial (losses) gains	(0.6)	4.1
Current year actuarial gain	(7.6)	—
Net actuarial gain due to settlements	(0.9)	—
Net actuarial loss at December 31, 2010	38.8	0.8
Recognition of actuarial losses	(80.0)	—
Current year actuarial loss	38.7	5.2
Transfer of Corporate plan from Former Parent	5.3	—
Net actuarial gain due to curtailments and settlements	60.7	—
Net actuarial loss at December 31, 2011	$63.5	$6.0
Net prior service cost at December 31, 2009	$3.0	$1.7
Amortization	(0.5)	(0.3)
Net prior service cost at December 31, 2010	2.5	1.4
Prior service cost gain recognition due to curtailments	(1.7)	—
Amortization	(0.3)	(0.4)
Net prior service cost at December 31, 2011	$0.5	$1.0
Total at December 31, 2011	$64.0	$7.0

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are amortization of net prior service costs related pension and postretirement benefits of $0.3 million each.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2011	2010	2009	2011	2010	2009
Service cost	$12.9	$12.7	$11.7	$0.5	$0.4	$0.6
Interest cost	31.0	30.6	30.5	4.4	4.7	5.4
Expected return on plan assets	(41.3)	(37.1)	(30.0)	—	—	—
Recognition of actuarial losses (gains)	80.0	0.6	(2.8)	—	(4.1)	(2.4)
Amortization of prior service cost	0.3	0.5	0.5	0.4	0.3	0.3
Curtailment and settlement losses	1.8	0.9	1.8	—	—	—
Net periodic benefit cost	$84.7	$8.2	$11.7	$5.3	$1.3	$3.9

Assumptions	Pension Benefits			Postretirement Benefits

	2011	2010	2009	2011	2010	2009
Weighted-Average Assumptions Used To Determine Benefit Obligations at December 31:
Discount rate	4.9%	5.8%		4.6%	5.3%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used To Determine Net Cost for Years Ended December 31:
Discount rate	5.8%	6.0%	6.5%	5.3%	5.8%	6.5%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.4%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2011	2010
Assumed Health Care Cost Trend Rates Used To Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	8.0/7.5%(a)	7.5%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2016

(a)	Pre-65 initial rate is 8.0% and post-65 rate is 7.5%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.5	$(0.5)
Effect on postretirement benefit obligation	9.8	(8.4)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2011 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$8.2	$8.2	$—
Group annuity/insurance contracts	20.0	—	20.0
Commingled funds:
Equity	275.2	275.2	—
Fixed income	135.1	135.1	—
Multi-strategy hedge funds	17.5	—	17.5
Real estate	21.9	—	21.9
Total	$477.9	$418.5	$59.4

A reconciliation of Level 3 measurements as of December 31, 2011 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
Beginning balance	$14.3	$14.8	$15.7	$44.8
Actual return on assets related to assets still held	0.7	(0.2)	2.5	3.0
Allocation of assets related to Separation	5.0	2.9	3.7	11.6
Ending balance	$20.0	$17.5	$21.9	$59.4

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2010 were as follows:

(In millions)	Total as of balance sheet date	Level 1 – Quoted prices in active markets for identical assets	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Cash and cash equivalents	$2.4	$—	$2.4	$—
Equities:
Former Parent stock	51.2	51.2	—	—
U.S.	143.1	143.1	—	—
International	41.5	41.5	—	—
Fixed income	62.3	—	62.3	—
Group annuity/insurance contracts	14.3	—	—	14.3
Commingled funds:
Equity	76.7	—	76.7	—
Fixed income	81.9	—	81.9	—
Multi-strategy hedge funds	14.8	—	—	14.8
Real estate	15.7	—	—	15.7
Total	$503.9	$235.8	$223.3	$44.8

A reconciliation of Level 3 measurements as of December 31, 2010 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
Beginning balance	$14.6	$12.9	$8.2	$35.7
Actual return on assets related to assets still held	(0.3)	1.9	2.0	3.6
Purchases, sales and settlements	—	—	5.5	5.5
Ending balance	$14.3	$14.8	$15.7	$44.8

Our defined benefit trusts own a variety of assets including equity, fixed income and real estate securities as well as group annuity/insurance contracts and fund-of-hedge funds. Equity securities are traded on national stock exchanges and are valued at daily closing prices. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Real estate securities are valued based on recent market appraisals of underlying property as well as valuation methodologies to determine the most probable cash price in a competitive market. Valuations of group annuity/insurance contracts and fund-of-hedge funds are based on daily closing prices of underlying securities or institutional evaluation prices consistent with industry practices.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Master trusts were established to hold the assets of our domestic defined benefit plans. The U.S. defined benefit asset allocation policy of these trusts allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50%, a cash allocation of up to 25% and other investments up to 20%. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our expected 7.8% blended long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $17.6 million, $14.8 million and $13.0 million in 2011, 2010 and 2009, respectively.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments, which reflect expected future service, are expected to be paid:

		Postretirement Benefits
(In millions)	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy
2012	$29.2	$7.2	$0.6
2013	30.6	6.7	—
2014	32.2	6.8	—
2015	33.9	6.7	—
2016	35.7	6.6	—
Years 2017-2021	200.4	33.7	—

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

13.     Income Taxes

The components of (loss) income before income taxes and noncontrolling interests were as follows:

(In millions)	2011	2010	2009
Domestic operations	$(73.1)	$43.2	$(68.8)
Foreign operations	29.5	39.9	38.7
(Loss) income before income taxes and noncontrolling interests	$(43.6)	$83.1	$(30.1)

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes from continuing operations was as follows:

(In millions)	2011	2010	2009
Income tax (benefit) expense computed at federal statutory income tax rate	$(15.3)	$29.1	$(10.5)
Other income taxes, net of federal tax benefit	(1.8)	(2.2)	(2.2)
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(5.3)	(2.3)	(4.7)
Tax effect on foreign dividends	10.2	—	22.1
Tax benefit on income attributable to domestic production activities	(2.6)	1.2	(0.5)
Net adjustments for uncertain tax positions	(9.7)	(8.0)	7.2
Net effect of rate changes on deferred taxes	(2.9)	(1.2)	0.6
Valuation allowance increases	16.8	—	—
Miscellaneous other, net	1.6	1.5	(3.9)
Income tax (benefit) provision as reported	$(9.0)	$18.1	$8.1
Effective income tax rate	20.6%	21.8%	(26.9)%

The effective tax rate in 2011 was unfavorably impacted due to the recording of valuation allowances related to state and foreign net operating loss carryforwards and an income tax expense on foreign dividends, $9.1 million of which related to foreign dividends received in preparation for the Separation. The 2011 effective rate was favorably impacted by a tax benefit related to conclusion of foreign and state income tax audits and enacted changes in state tax laws. The effective tax rate in 2010 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2004 to 2007 years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (UTBs) was as follows:

(In millions)	2011	2010	2009
Unrecognized tax benefits — beginning of year	$38.8	$56.3	$43.9
Gross additions — current year tax positions	2.3	2.8	3.4
Gross additions — prior year tax positions	7.2	1.5	12.3
Gross reductions — prior year tax positions	(12.0)	(1.0)	(2.9)
Gross reductions — settlements with taxing authorities	(0.4)	(19.9)	(0.6)
Impact of change in foreign exchange rates	(0.5)	1.2	0.9
Impact due to expiration of statutes of limitations	—	(2.1)	(0.7)
Unrecognized tax benefits — end of year	$35.4	$38.8	$56.3

The amount of UTBs that, if recognized as of December 31, 2011, would affect the Company’s effective tax rate was $31.5 million.

It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $3 million to $15 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2011, we recognized an interest and penalty benefit of approximately $1.4 million, primarily driven by audit resolutions. In 2010 and 2009, we recognized interest benefit of $0.8 million and interest expense of $3.0 million, respectively. At December 31, 2011 and 2010, we had accruals for the payment of interest and penalties of $11.9 million and $13.3 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) is currently examining the Company’s 2008 and 2009 federal income tax returns. We have tax years that remain open and subject to examination by tax authorities in Canada for years after 2005.

Income taxes in 2011, 2010 and 2009 were as follows:

(In millions)	2011	2010	2009
Current
Federal	$26.0	$(36.5)	$15.8
Foreign	8.9	25.5	23.0
State and other	16.9	(0.9)	(5.3)
Deferred
Federal, state and other	(66.8)	33.6	(24.4)
Foreign	6.0	(3.6)	(1.0)
Total income tax (benefit) provision	$(9.0)	$18.1	$8.1

The components of net deferred tax assets (liabilities) as of December 31, 2011 and 2010 were as follows:

(In millions)	2011	2010
Deferred Tax Assets:
Compensation and benefits	$23.8	$19.9
Defined benefit plans	97.0	55.4
Capitalized inventories	8.4	5.1
Accounts receivable	7.1	6.5
Other accrued expenses	33.5	29.4
Net operating loss and other tax carryforwards	32.6	55.9
Valuation allowance	(22.2)	(37.8)
Miscellaneous	21.9	20.0
Total deferred tax assets	202.1	154.4
Deferred Tax Liabilities:
LIFO inventories	(10.8)	(10.9)
Fixed assets	(67.5)	(56.8)
Identifiable intangible assets	(250.4)	(285.7)
Miscellaneous	(31.4)	(29.7)
Total deferred tax liabilities	(360.1)	(383.1)
Net deferred tax liability	$(158.0)	$(228.7)

In accordance with authoritative guidance on accounting for income taxes, (ASC 740), deferred taxes were classified in the consolidated balance sheets as of December 31, 2011 and 2010 as follows:

(In millions)	2011	2010
Other current assets	$42.9	$38.8
Other current liabilities	(2.8)	(1.9)
Other assets	6.0	1.8
Deferred income taxes	(204.1)	(267.4)
Net deferred tax liability	$(158.0)	$(228.7)

As of December 31, 2011 and 2010, the Company had deferred tax assets relating to net operating losses, and other tax carryforwards of $32.6 million and $55.9 million, respectively, of which approximately $4.0 million will expire between 2013 and 2019, and the remainder which will expire in 2020 and thereafter. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

As a result of the Separation, the Company remitted foreign earnings and recorded an associated tax liability of approximately $9.1 million during 2011. However, as a stand-alone company, the Company intends to permanently reinvest earnings of foreign subsidiaries. Consequently, we have not provided deferred income taxes on undistributed earnings of foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are considered permanently reinvested were $95.0 million and $98.0 million in the aggregate for the years ended December 31, 2011 and 2010, respectively. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

In general, under the Tax Allocation Agreement that we entered into with our Former Parent, Home & Security is responsible for all taxes to the extent such taxes are attributable to the Home & Security business, and we agreed to indemnify our Former Parent for these taxes. Our Former Parent will be responsible for all taxes to the extent such taxes are not attributable to the Home & Security business and our Former Parent has agreed to indemnify us for these taxes. As a former subsidiary of our Former Parent, Home & Security has several liabilities with our Former Parent to the IRS for the consolidated federal income taxes of our Former Parent’s group relating to the taxable periods ending on or prior to the Distribution. Although Home & Security will continue to be severally liable with our Former Parent for this liability following the Distribution, under the Tax Allocation Agreement, our Former Parent agreed to indemnify us for amounts relating to this liability to the extent not attributable to the Home & Security business. Though valid as between the parties, the Tax Allocation Agreement will not be binding on the IRS. The Tax Allocation Agreement also contains restrictions on the ability of our Former Parent and Home & Security to take actions that could cause the Distribution or certain internal transactions undertaken in anticipation of the Separation to fail to qualify for tax-free or tax-favored treatment. These restrictions apply for the two-year period after the Distribution, unless our Former Parent or Home & Security, as applicable, obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the Distribution or the internal transactions undertaken in anticipation of the Separation to fail to qualify for tax-favored treatment, and such letter ruling or opinion, as the case may be, is acceptable to our Former Parent. Moreover, the Tax Allocation Agreement generally provides that each of Home & Security and our Former Parent is responsible for any taxes imposed as a result of the failure of the Distribution or the internal transactions to qualify for tax-favored treatment under the Code if such failure is attributable to certain post-distribution actions taken by such party or in respect of such party or such party’s stockholders after the Distribution, regardless of whether the actions occur more than two years after the Distribution, the other party consents to such actions or such party obtains a favorable letter ruling or tax opinion.

14.     Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2011 were:

	Year Ended December 31, 2011
		Other Charges(a)
(In millions)	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$3.7	$9.0	$12.7
Plumbing & Accessories	—	(0.1)	(0.1)
Advanced Material Windows & Door Systems	1.0	6.4	7.4
Total	$4.7	$15.3	$20.0

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

Pretax restructuring and other charges of $20.0 million in 2011 primarily related to cabinet and window manufacturing facility closures. These charges consisted of $3.5 million for workforce reductions including employee benefit curtailments, $11.5 million primarily for accelerated depreciation for facilities that were closed in the fourth quarter of 2011, tradename impairment charges of $1.9 million, and $3.1 million of other costs.

Pre-tax restructuring and other charges for the year ended December 31, 2010 were:

	Year Ended December 31, 2010
		Other Charges(a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Kitchen & Bath Cabinetry	$2.5	$—	$—	$2.5
Advanced Material Windows & Door Systems	2.4	1.0	(0.4)	3.0
Security & Storage	3.1	—	3.9	7.0
Total	$8.0	$1.0	$3.5	$12.5

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Selling, general and administrative expenses

Pretax restructuring and other charges of $12.5 million in 2010 primarily related to product line integration and facility consolidations. These charges consisted of $4.9 million for workforce reductions, $0.5 million of fixed asset write-downs, $3.9 million primarily for accelerated depreciation for facilities that will be closed, and $3.2 million of other costs.

Pre-tax restructuring and other charges for the year ended December 31, 2009 were:

	Year Ended December 31, 2009
		Other Charges(a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Kitchen & Bath Cabinetry	$14.5	$12.7	$2.1	$29.3
Plumbing & Accessories	2.7	0.3	—	3.0
Advanced Material Windows & Door Systems	3.9	13.1	1.9	18.9
Security & Storage	0.7	—	0.1	0.8
Total	$21.8	$26.1	$4.1	$52.0

(a)

“Other charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

(b)	Selling, general and administrative expenses

Restructuring and other charges of $52.0 million in 2009 were primarily due to supply chain realignment and capacity and cost reduction initiatives, including the announced closure of seven additional U.S. manufacturing facilities, as well as workforce reductions. Restructuring charges of $21.8 million primarily consisted of $11.7 million for workforce reductions, $5.2 million for fixed assets write-downs, and $4.9 million for lease contract termination and other costs. Other charges consisted primarily of accelerated depreciation associated with facilities being closed.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/10	2011 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/11
Workforce reduction costs	$6.1	$1.7	$(4.8)	$—	$3.0
Asset write-downs	—	(0.2)	0.2	—	—
Contract termination costs	—	0.1	(0.1)	—	—
Other	—	3.1	(1.2)	(1.9)	—
Total	$6.1	$4.7	(5.9)	$(1.9)	$3.0

(a)	Cash expenditures for asset write-downs include proceeds received on asset disposals.

(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

(In millions)	Balance at 12/31/09	2010 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/10
Workforce reduction costs	$3.8	$4.9	$(2.7)	$0.1	$6.1
Asset write-downs	—	0.5	1.0	(1.5)	—
Other	0.1	2.6	(2.0)	(0.7)	—
Total	$3.9	$8.0	(3.7)	$(2.1)	$6.1

(a)	Cash expenditures for asset write-downs include proceeds received on asset disposals.

(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

15.     Business Separation Costs

We recorded $2.4 million of business separation costs during the year ended December 31, 2011 related to non-cash non-recurring costs associated with the modification of share-based compensation awards as a result of the Separation.

16.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2011 were $243.7 million, of which $237.0 million is due in one year. Purchase obligations include contracts for raw materials and finished goods purchases; selling and administrative services and capital expenditures. As of December 31, 2011, there were no material commitments for capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2011 were as follows:

(In millions)
2012	$27.8
2013	19.4
2014	14.9
2015	9.5
2016	5.4
Remainder	7.1
Total minimum rental payments	$84.1

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $35.2 million, $34.2 million and $38.1 million in 2011, 2010 and 2009, respectively.

17.     Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Kitchen & Bath Cabinetry segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and home under brand names including Aristokraft, Kitchen Craft, HomeCrest, Omega, Schrock, Kitchen Classics, Reflections, Diamond, Decorá and Kemper. In addition, cabinets are distributed under the Martha Stewart Living and Thomasville Cabinetry brand names. Plumbing & Accessories includes faucets, bath furnishings, accessories and kitchen sinks predominantly under the Moen brand. Advanced Material Windows & Door Systems includes residential fiberglass and steel entry door systems under the Therma-Tru brand name, vinyl-framed windows and patio doors under the Simonton brand name, and urethane millwork under the Fypon brand name. Security & Storage includes locks, safety and security devices, tool storage and garage organization products under the Master Lock, Sears Craftsman and Waterloo brand names.

Net sales to two of the Company’s customers, Lowe’s Companies, Inc. and The Home Depot, Inc., each accounted for greater than 10% of the Company’s net sales in 2011, 2010 and 2009. In 2011, net sales to these two customers were $491 million (15% of net sales) and $435 million (13% of net sales), respectively.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2011	2010	2009
Net sales:
Kitchen & Bath Cabinetry	$1,256.3	$1,188.8	$1,125.7
Plumbing & Accessories	962.8	923.8	835.0
Advanced Material Windows & Door Systems	552.9	600.7	550.8
Security & Storage	556.6	520.2	495.3
Net sales	$3,328.6	$3,233.5	$3,006.8

Operating (loss) income:
Kitchen & Bath Cabinetry	$5.7	$28.2	$(25.1)
Plumbing & Accessories	138.0	132.5	114.2
Advanced Material Windows & Door Systems	(101.2)	17.6	(37.5)
Security & Storage	62.6	54.0	40.7
Less: Corporate expenses(a )	(120.7)	(33.9)	(38.2)
Operating (loss) income	$(15.6)	$198.4	$54.1

Total assets:
Kitchen & Bath Cabinetry	$1,273.2	$1,293.1	$1,275.1
Plumbing & Accessories	1,065.0	1,064.6	1,048.3
Advanced Material Windows & Door Systems	804.2	922.8	935.1
Security & Storage	399.9	402.3	398.4
Corporate(b )	95.6	574.8	533.1
Total assets	$3,637.9	$4,257.6	$4,190.0
(a) Below is a table detailing Corporate expenses.

Corporate expenses:
General and administrative expense	$(20.7)	$(6.7)	$(5.2)
Business separation costs	(2.4)	—	—
Former Parent general and administrative expense allocation	(23.4)	(32.0)	(34.2)
Defined benefit plan costs	5.8	1.3	(4.0)
Defined benefit plan recognition of actuarial (losses) gains	(80.0)	3.5	5.2
Total Corporate expenses	$(120.7)	$(33.9)	$(38.2)

(b)	Corporate assets at December 31, 2010 and 2009 predominantly consisted of short-term loans to our Former Parent.

(In millions)	2011	2010	2009
Depreciation expense:
Kitchen & Bath Cabinetry	$38.6	$34.2	$46.4
Plumbing & Accessories	18.2	19.5	19.6
Advanced Material Windows & Door Systems	25.8	23.3	34.7
Security & Storage	14.0	18.9	14.3
Corporate	0.5	—	—
Depreciation expense	$97.1	$95.9	$115.0

Amortization of intangible assets:
Kitchen & Bath Cabinetry	$6.0	$6.8	$7.3
Advanced Material Windows & Door Systems	7.9	8.4	8.4
Security & Storage	0.5	0.5	0.4
Amortization of intangible assets	$14.4	$15.7	$16.1

Capital expenditures:
Kitchen & Bath Cabinetry	$29.1	$25.0	$12.1
Plumbing & Accessories	16.5	13.7	14.1
Advanced Material Windows & Door Systems	13.5	9.3	8.2
Security & Storage	9.4	10.3	8.9
Capital expenditures, gross	68.5	58.3	43.3
Less: proceeds from disposition of assets	(3.5)	(2.6)	(11.3)
Capital expenditures, net	$65.0	$55.7	$32.0

Net sales by geographic region(a):
United States	$2,755.0	$2,691.6	$2,550.6
Canada	390.3	395.2	328.2
China and other international	183.3	146.7	128.0
Net sales	$3,328.6	$3,233.5	$3,006.8

Property, plant and equipment, net:
United States	$443.7	$458.7	$492.7
Mexico	39.1	46.4	52.3
Canada	32.8	33.6	31.9
China and other international	10.2	11.3	13.3
Property, plant and equipment, net	$525.8	$550.0	$590.2

(a)	Based on country of destination

18.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2011	1st	2nd	3rd	4th
Net sales	$714.8	$889.7	$848.0	$876.1
Gross profit	210.3	291.3	255.8	239.1
Operating income (loss)	7.8	65.2	20.8	(109.4)
Net (loss) income	(10.3)	44.1	2.5	(70.9)
Net (loss) income attributable to Home & Security	(10.5)	43.7	2.2	(71.0)
Basic and diluted (loss) earnings per common share	(0.07)	0.28	0.01	(0.46)

2010	1st	2nd	3rd	4th
Net sales	$698.7	$878.0	$813.1	$843.7
Gross profit	219.6	298.0	272.4	266.4
Operating income	14.0	81.2	66.8	36.4
Net (loss) income	(12.5)	37.3	28.6	11.6
Net (loss) income attributable to Home & Security	(12.9)	37.2	28.3	11.2
Basic and diluted (loss) earnings per common share	(0.08)	0.24	0.18	0.07

19.    Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	2011	2010	2009
Net (loss) income attributable to Home & Security	$(35.6)	$63.8	$(39.0)
Basic and diluted (loss) earnings per common share	$(0.23)	$0.41	$(0.25)
Basic and diluted average shares outstanding	155.2	155.1	155.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	22.1	—	—

Prior to the Separation, the total number of outstanding shares of the Company’s common stock increased significantly. On September 27, 2011, the Separation was accomplished by increasing the total number issued and outstanding shares such that 155,052,629 shares of Home & Security common stock were available for distribution to the holders of common stock of our Former Parent. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated adjusting the number of shares of Home & Security common stock for the stock split. Prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share since no Home & Security stock-based awards were outstanding prior to the Separation. Stock-based awards were antidilutive in 2011 due to the Company’s net loss.

20.    Other Expense (Income), Net

The components of other expense (income), net, for the years ended December 31, 2011, 2010 and 2009 were as follows:

(In millions)	2011	2010	2009
Foreign currency transaction losses (gains)	$2.7	$(0.5)	$(1.2)
Other items, net	(1.1)	(0.5)	0.2
Total other expense (income), net	$1.6	$(1.0)	$(1.0)

21.    Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income (loss) and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The components of and changes in accumulated other comprehensive income were as follows:

(In millions)	Foreign Currency Adjustments	Defined Benefit Plan Adjustments	Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2008	$20.3	$(31.3)	$4.3	$(6.7)
Changes during year	31.2	1.9	(3.6)	29.5
Balance at December 31, 2009	51.5	(29.4)	0.7	22.8
Changes during year	5.4	0.8	0.5	6.7
Balance at December 31, 2010	56.9	(28.6)	1.2	29.5
Changes during year	(1.8)	(16.4)	(0.7)	(18.9)
Balance at December 31, 2011	$55.1	$(45.0)	$0.5	$10.6

22.    Contingencies

Litigation

The Company is a defendant in lawsuits associated with the normal conduct of its businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested.

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2011, eight instances have not been dismissed, settled or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2011 and 2010, we had accruals of $7.9 million and $8.2 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands Home & Security, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2011 the Company has changed its method of accounting for defined benefit costs. All periods have been retroactively restated for this accounting change.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 22, 2012

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation	of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Management’s	Report on Internal Control Over Financial Reporting; Report of the Registered Public Accounting Firm.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, due to a transition period established by rules of the SEC for newly public companies.

(c) Changes	in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2012 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Item 4A of Part I of this Annual Report on Form 10-K.

The Company’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is available, free of charge, on the Company’s website, http://ir.fbhs.com/governance.cfm. A copy of the Code of Ethics for Senior Financial Officers is also available and will be sent to shareholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11. Executive Compensation.

See the information under the captions “Board Committees — Compensation and Stock Option Committee,” “2011 Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	22,343,921	(1)	$13.03	6,690,327	(2)
Equity compensation plans not approved by security holders	0		n/a	0
Total	22,343,921		$13.03	6,690,327

(1)	As of December 31, 2011, the number of securities to be issued upon the exercise of outstanding stock options was 20,146,020, upon the payment of outstanding restricted stock awards was 2,197,901.

(2)

Shares available for issuance under the Company’s 2011 Long-Term Incentive Plan, which allows for grants of stock options, performance stock awards, restricted stock awards and other stock-based awards.

See the information under the captions “Certain Information Regarding Security Holdings” contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2012 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009 contained in Item 8 hereof.

Consolidated Balance Sheet as of December 31, 2011 and 2010 contained in Item 8 hereof.

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 contained in Item 8 hereof.

Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 95.

(3)	Exhibits

2.1.	Separation and Distribution Agreement, dated as of September 27, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

4.1.	Rights Agreement, dated as of September 6, 2011, between the Company and Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 6, 2011, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Employee Matters Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.3.	Indemnification Agreement, dated as of September 14, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.4.	Credit Agreement, dated as of August 22, 2011, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

10.5.	Short-Term Credit Agreement, dated as of August 31, 2011, by and among the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011, Commission file number 1-35166.

10.6.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.7.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011, Commission file number 1-35166.*

10.8.	Form of Founders Grant Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.9.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.10.	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan.*

10.11.	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan.*

10.12.	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan.*

10.13.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, E. Lee Wyatt Jr., Elizabeth R. Lane, Lauren S. Tashma, Miriam Van de Sype and Edward A. Wiertel, effective as of October 4, 2011.*

10.14.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of John N. Heppner, David B. Lingafelter, David M. Randich, Mark Savan and Gregory J. Stoner, effective as of October 4, 2011.*

10.15.	Fortune Brands Home & Security, Inc. Severance Plan for Vice Presidents.*

10.16.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan.*

10.17.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan Non-Employee Director Stock Election Program.*

18.	Letter on Change in Accounting Principles.

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Equity, and (v) the Notes to the Consolidated Financial Statements.

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 22, 2012	By:	/S/ CHRISTOPHER J. KLEIN
Christopher J. Klein Chief Executive Officer (principal executive officer)

/S/ E. LEE WYATT, JR.
E. Lee Wyatt, Jr. Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER J. KLEIN Christopher J. Klein, Chief Executive Officer (principal executive officer) Date: February 22, 2012	/s/ A.D. DAVID MACKAY* A.D. David Mackay, Director Date: February 22, 2012

/s/ E. LEE WYATT, JR. E. Lee Wyatt, Jr., Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 22, 2012	/s/ JOHN G. MORIKIS* John G. Morikis, Director Date: February 22, 2012

/s/ EDWARD A. WIERTEL Edward A. Wiertel, Senior Vice President — Finance (principal accounting officer) Date: February 22, 2012	/s/ DAVID M. THOMAS* David M. Thomas, Director Date: February 22, 2012

/s/ RICHARD A. GOLDSTEIN* Richard A. Goldstein, Director Date: February 22, 2012	/s/ RONALD V. WATERS, III* Ronald V. Waters, III, Director Date: February 22, 2012

/s/ ANN FRITZ HACKETT* Ann Fritz Hackett, Director Date: February 22, 2012	/s/ NORMAN H. WESLEY* Norman H. Wesley, Director Date: February 22, 2012

*By:	/s/ LAUREN S. TASHMA
Lauren S. Tashma, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2011, 2010 and 2009

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs, and Deductions(a)	Other(b)	Balance at End of Period
2011:
Allowance for cash discounts, returns and sales allowances	$37.3	$157.8	$155.8	$—	$39.3
Allowance for doubtful accounts	14.7	1.5	5.6	—	10.6
Allowance for deferred tax assets	37.8	21.2	—	(36.8)	22.2

2010:
Allowance for cash discounts, returns and sales allowances	$26.7	$124.3	$113.7	$—	$37.3
Allowance for doubtful accounts	17.5	4.2	7.0	—	14.7
Allowance for deferred tax assets	32.6	5.8	0.5	—	37.8

2009:
Allowance for cash discounts, returns and sales allowances	$21.7	$141.2	$136.3	$—	$26.7
Allowance for doubtful accounts	12.9	15.5	10.9	—	17.5
Allowance for deferred tax assets	38.6	—	6.0	—	32.6

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.

(b)

For 2009 and 2010 reporting purposes, the Home & Security consolidated group recorded a 100% valuation allowance related to foreign tax credit carryovers that would have existed had Home & Security been a separate taxpayer in those years. However, due to the fact that the Home & Security companies were included in a consolidated federal income tax return in those years and were reimbursed for their respective share of the foreign tax credits generated, no foreign tax credit carryovers exist as of December 31, 2011.