Form 10-Q
period 2012-03-31
Fortune Brands Home & Security, Inc.
filed 2012-05-04
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 27, 2012 was 159,628,250.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012 and 2011

(In millions, except per share amounts)

(Unaudited)

	2012	2011
Net sales	$798.8	$714.8

Cost of products sold	552.0	504.5
Selling, general and administrative expenses	221.1	198.5
Amortization of intangible assets	3.4	3.7
Restructuring charges	1.0	0.3

Operating income	21.3	7.8

Related party interest expense, net	—	22.7
External interest expense	2.5	0.1
Other income, net	(0.5)	—

Income (loss) before income taxes	19.3	(15.0)

Income tax provision	6.3	(4.7)

Net income (loss)	13.0	(10.3)

Less: Noncontrolling interests	0.5	0.2

Net income (loss) attributable to Home & Security	12.5	(10.5)

Basic and diluted earnings (loss) per common share	$0.08	$(0.07)

Comprehensive income (loss)	$17.4	$(4.0)

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$120.6	$120.8
Accounts receivable, net	379.3	346.1
Inventory	350.7	336.3
Other current assets	123.3	150.3

Total current assets	973.9	953.5
Property, plant and equipment, net	515.0	525.8
Goodwill resulting from business acquisitions	1,367.4	1,366.6
Other intangible assets, net of accumulated amortization	701.4	702.9
Other assets	89.8	89.1

Total assets	$3,647.5	$3,637.9

Liabilities and equity
Current liabilities
Notes payable to banks	$4.3	$3.8
Current portion of long-term debt	17.5	17.5
Accounts payable	254.7	260.7
Other current liabilities	240.4	315.8

Total current liabilities	516.9	597.8

Long-term debt	409.3	389.3
Deferred income taxes	213.4	204.1
Accrued defined benefit plans	250.0	248.2
Other non-current liabilities	74.4	74.0

Total liabilities	1,464.0	1,513.4

Equity
Home & Security stockholders’ equity
Common stock (a)	1.6	1.6
Paid-in capital	2,233.0	2,186.4
Accumulated other comprehensive income	15.0	10.6
Retained deficit	(65.2)	(77.7)
Treasury stock	(3.9)	(0.1)

Total Home & Security stockholders’ equity	2,180.5	2,120.8
Noncontrolling interests	3.0	3.7

Total equity	2,183.5	2,124.5

Total liabilities and equity	$3,647.5	$3,637.9

(a)	Common stock par value $0.01 per share; 159.5 million shares issued and 750 million shares authorized.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(In millions)

(Unaudited)

	2012	2011
Operating activities
Net income (loss)	$13.0	$(10.3)
Non-cash pre-tax expense (income):
Depreciation	21.1	21.1
Amortization	3.4	3.7
Stock-based compensation	6.0	2.7
Deferred income taxes	8.1	0.6
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(31.8)	25.8
Increase in inventories	(12.3)	(6.5)
Decrease in accounts payable	(6.7)	(16.8)
Decrease (increase) in other assets	10.4	(8.1)
Decrease in accrued expenses and other liabilities	(37.4)	(82.9)
(Decrease) increase in accrued taxes	(17.7)	2.8

Net cash used in operating activities	(43.9)	(67.9)

Investing activities
Capital expenditures	(11.2)	(10.0)
Proceeds from the disposition of assets	1.4	0.1
Other investing activities	(3.6)	—

Net cash used in investing activities	(13.4)	(9.9)

Financing activities
Increase in short-term debt, net	0.3	0.3
Issuance of long-term debt	70.0	—
Repayment of long-term debt	(50.0)	—
Proceeds from the exercise of stock options	41.2	—
Net loan payments from Fortune Brands, Inc.	—	80.1
Capital contribution (to) from Fortune Brands, Inc. (a)	(6.0)	5.0
Other financing, net	1.2	(0.5)

Net cash provided by financing activities	56.7	84.9

Effect of foreign exchange rate changes on cash	0.4	0.1

Net (decrease) increase in cash and cash equivalents	$(0.2)	$7.2

Cash and cash equivalents at beginning of period	$120.8	$60.7

Cash and cash equivalents at end of period	$120.6	$67.9

(a)

The 2011 allocation of general and administrative expenses provided by Fortune Brands, Inc. (net of tax) is included in the Consolidated Statement of Comprehensive Income and treated as a capital contribution. Refer to Note 3, “Related Party Transactions.”

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2012 and 2011

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2010	$—	$703.3	$29.5	$(793.0)	$—	$3.5	$(56.7)
Comprehensive loss:
Net loss	—	—	—	(10.5)	—	0.2	(10.3)
Other comprehensive income	—	—	6.3	—	—	—	6.3
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Fortune Brands, Inc. capital contribution (a)	—	2,671.0	—	—	—	—	2,671.0

Balance at March 31, 2011	$—	$3,374.3	$35.8	$(803.5)	$—	$3.0	$2,609.6

Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5

Comprehensive income:
Net income	—	—	—	12.5	—	0.5	13.0
Other comprehensive income	—	—	4.4	—	—	—	4.4
Stock-based compensation	—	47.4	—	—	(3.8)	—	43.6
Tax benefit on exercise of stock options	—	2.5	—	—	—	—	2.5
Separation-related adjustments	—	(3.3)	—	—	—	—	(3.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at March 31, 2012	$1.6	$2,233.0	$15.0	$(65.2)	$(3.9)	$3.0	$2,183.5

(a)

The 2011 allocation of general and administrative expenses, stock-based compensation and the tax benefit on exercise of options provided by Fortune Brands, Inc. (net of tax) is included in the Condensed Consolidated Statement of Comprehensive Income and treated as a capital contribution. In addition, in the first quarter of 2011, Fortune Brands, Inc. made a $2.7 billion equity contribution to the Company. All related party loan balances to/from Fortune Brands, Inc. were capitalized immediately prior to the spin-off. Refer to Note 3, “Related Party Transactions.”

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Background, Basis of Presentation and Principles of Consolidation

Separation - On October 3, 2011, the spin-off of Fortune Brands Home & Security, Inc. from Fortune Brands, Inc. (“Former Parent”) into an independent, publicly traded company (the “Separation”) was completed. For more information regarding the Separation, see our Annual Report on Form 10-K for the year-ended December 31, 2011. References to “Home & Security,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The Company is a leading home and security products company with a portfolio of leading branded products used for residential home repair, remodeling, new construction, security applications and storage.

Basis of Presentation - The condensed consolidated financial statements include the accounts of Home & Security and its majority-owned subsidiaries.

The condensed consolidated balance sheet as of March 31, 2012, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of our Former Parent, using the historical results of operations and historical basis of assets and liabilities. Our historical financial statements prior to the Separation include allocations of certain general corporate expenses of our Former Parent incurred directly by our Former Parent totaling $7.9 million for the three months ended March 31, 2011. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurement and disclosure requirements (Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Adoption of this standard did not have a material impact on our financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements are effective for public entities as of the beginning of the fiscal year that begins after December 15, 2011 (calendar year 2012 for Home & Security). Full retrospective application is required. Adoption of this standard did not have a material impact on our financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Adoption of this standard did not have a material impact on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Related Party Transactions

Prior to the Separation, Home & Security had certain related party relationships with our Former Parent and its subsidiaries, as discussed below. Pursuant to the Separation and Distribution Agreement, the Indemnification Agreement and certain other agreements, our Former Parent agreed to indemnify us from certain liabilities and we agreed to indemnify our Former Parent from certain liabilities. Indemnities that we may be required to provide our Former Parent may be significant and could negatively impact our business.

Upon the Separation, our Former Parent ceased providing financing, cash management and treasury services to the Company. Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, the Company paid a dividend of $48.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of Fortune Brands Home & Security LLC from a Delaware limited liability company to a Delaware corporation, through the date of the Separation.

Financing and Cash Management - Historically, our Former Parent provided financing, cash management and treasury services to Home & Security. The Company’s U.S. cash balances were swept by our Former Parent on a daily basis, and the Company received funding from our Former Parent for operating and investing cash needs. Cash transferred to and from the Company was recorded in the form of loans from or to our Former Parent in the accompanying financial statements. Loans accrued interest at rates ranging from 1.3% to 6.0%. The weighted-average interest rate on loans to/from our Former Parent was 4.0% in the three-month period ended March 31, 2011. Related party interest expense and income are shown below.

(In millions)	Three Months Ended March 31, 2011
Related party interest expense	$25.2
Related party interest income	(2.5)

Related party interest, net	$22.7

General and Administrative Services - Until consummation of the Separation, our Former Parent performed certain functions and services on behalf of Home & Security. Refer to Note 1, “Background, Basis of Presentation and Principles of Consolidation,” for additional information.

Separation-related Adjustments to Paid-in Capital - Paid-in capital adjustments in the three months ended March 31, 2012 were primarily due to amounts owed to our Former Parent pursuant to the Tax Allocation Agreement entered into in connection with the Separation. The Company may have adjustments in future periods until our Former Parent’s tax liabilities for periods prior to the Separation are finalized.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2012	December 31, 2011
Inventories:
Raw materials and supplies	$135.0	$137.1
Work in process	40.7	39.9
Finished products	175.0	159.3

Total inventories	$350.7	$336.3

Property, plant and equipment, gross	$1,472.4	$1,477.4
Less: accumulated depreciation	957.4	951.6

Property, plant and equipment, net	$515.0	$525.8

5.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $1,367.4 million as of March 31, 2012. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Balance at December 31, 2011
Goodwill	$491.2	$569.7	$681.5	$165.6	$1,908.0
Accumulated impairment losses	—	—	(451.3)	(90.1)	(541.4)

Total goodwill, net	$491.2	$569.7	$230.2	$75.5	$1,366.6

Year-to-date activity
Translation adjustments	0.8	—	—	—	0.8

Balance at March 31, 2012
Goodwill	$492.0	$569.7	$681.5	$165.6	$1,908.8
Accumulated impairment losses	—	—	(451.3)	(90.1)	(541.4)

Total goodwill, net	$492.0	$569.7	$230.2	$75.5	$1,367.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

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

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012				As of December 31, 2011
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$618.7	$(42.0	) (a)	$576.7	$616.8	$(42.0	) (a)	$574.8
Amortizable intangible assets
Tradenames	15.7	(5.6)		10.1	15.5	(5.4)		10.1
Customer and contractual relationships	270.9	(167.5)		103.4	270.2	(163.7)		106.5
Patents/proprietary technology	51.5	(40.5)		11.0	51.4	(39.9)		11.5
Other	0.2	—		0.2	—	—		—

Total	338.3	(213.6)		124.7	337.1	(209.0)		128.1

Total identifiable intangibles	$957.0	$(255.6)		$701.4	$953.9	$(251.0)		$702.9

(a)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (Accounting Standards Codification (“ASC”) 350).

We reclassified $5.6 million of internally-developed patents and tradenames as of December 31, 2011 from other assets to identifiable intangible assets consistent with current presentation.

At December 31, 2011, the estimated excess fair value in the reporting units of the Advanced Material Windows and Door Systems segment was less than 10% of the carrying value and accordingly, any further reduction in the estimated fair values could trigger a goodwill impairment charge in future periods. In addition, any future reduction in the estimated fair value of the indefinite-lived tradenames of the segment would result in an impairment charge. The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, and strategic decisions made in response to economic and competitive conditions. Our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the recovery of the U.S. home products markets in the next 3 to 5 years and our annual operating plans finalized in the fourth quarter of each year. Our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	External Debt and Financing Arrangements

We have a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan, both of which expire in October 2016. On March 31, 2012, our outstanding borrowing under these facilities was $420 million. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%.

At March 31, 2012 and December 31, 2011, there were $4.3 million and $3.8 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million, as of March 31, 2012 and December 31, 2011, respectively. The weighted-average interest rates on these borrowings were 11.2% and 10.3% in the three-month periods ended March 31, 2012 and 2011, respectively. There were no amounts outstanding under committed short-term bank credit agreements at March 31, 2012 and December 31, 2011.

In addition, there were $6.8 million of industrial revenue bonds outstanding as of March 31, 2012 and December 31, 2011, comprised of long-term notes maturing in 2021.

7.	Financial Instruments

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all derivative hedges outstanding at March 31, 2012 was $148.5 million, representing a net settlement receivable of $0.7 million. Based on foreign exchange rates as of March 31, 2012, we estimate that $0.7 million of net foreign currency derivative losses included in other comprehensive income as of March 31, 2012 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Financial Instruments (Continued)

The fair values of foreign exchange derivative instruments on the consolidated balance sheets as of March 31, 2012 and December 31, 2011 were:

(In millions)		Fair Value
		March 31, 2012	December 31, 2011
Assets
Foreign exchange contracts	Other current assets	$1.6	$2.5
Commodity contracts	Other current assets	0.3	0.1

	Total assets	$1.9	$2.6
Liabilities
Foreign exchange contracts	Other current liabilities	$1.2	$1.0
Commodity contracts	Other current liabilities	—	0.5

	Total liabilities	$1.2	$1.5

The effects of derivative financial instruments on the statements of comprehensive income and other comprehensive income (“OCI”) for the three months ended March 31, 2012 and 2011 were:

(In millions)	Gain (Loss)
	Recognized in OCI (Effective Portion)		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow	$0.3	$0.4	Net sales	$—	$(0.2)
			Cost of products sold	0.2	1.4
Fair value	—	—	Other expense, net	(0.5)	(0.1)

Total	$0.3	$0.4		$(0.3)	$1.1

In the three months ended March 31, 2012 and 2011, the ineffective portion of cash flow hedges recognized in other income, net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 were as follows:

	Fair Value
(In millions)	March 31, 2012	December 31, 2011
Assets
Derivative financial instruments (level 2)	$1.9	$2.6
Deferred compensation program assets (level 1)	4.5	4.2

Total assets	$6.4	$6.8
Liabilities
Derivative financial instruments (level 2)	$1.2	$1.5

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

Authoritative guidance on fair value measurement (ASC 820) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect inputs other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value that are Level 3.

Because the interest rate on the Company’s long-term debt is variable, the aggregate carrying value at March 31, 2012 and December 31, 2011 of $426.8 million and $406.8 million, respectively, approximates the fair value.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2012 and 2011 were as follows:

	00000000	00000000	00000000	00000000
	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Service cost	$3.8	$3.5	$0.1	$0.1
Interest cost	7.6	7.8	1.0	1.2
Expected return on plan assets	(9.2)	(10.5)	—	—
Amortization of prior service cost	0.1	0.1	0.1	0.1

Net periodic benefit cost	$2.3	$0.9	$1.2	$1.4

10.	Income Taxes

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 32.6% and 31.3%, respectively. The effective tax rate in 2012 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $3 million to $18 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2012 and 2011 are shown below.

(In millions)	Three Months Ended March 31, 2012
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$0.8	$0.6	$1.4
Advanced Material Windows & Door Systems	0.2	—	0.2

Total	$1.0	$0.6	$1.6

(In millions)	Three Months Ended March 31, 2011
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$0.3	$—	$0.3
Plumbing & Accessories	—	(0.1)	(0.1)
Advanced Material Windows & Door Systems	—	0.3	0.3

Total	$0.3	$0.2	$0.5

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

For the three months ended March 31, 2012 and 2011, we recorded restructuring and other charges primarily related to supply-chain initiatives.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 31, 2011	2012 Provision	Cash Expenditures	Balance at March 31, 2012
Workforce reductions	$3.0	$0.1	$(0.9)	$2.2
Other	—	0.9	(0.9)	—

	$3.0	$1.0	$(1.8)	$2.2

(In millions)	Balance at December 31, 2010	2011 Provision	Cash Expenditures	Balance at March 31, 2011
Workforce reductions	$6.1	$—	$(0.8)	$5.3
Other	—	0.3	(0.3)	—

	$6.1	$0.3	$(1.1)	$5.3

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2012 and 2011 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2012	2011	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$311.5	$299.8	3.9%
Plumbing & Accessories	244.5	203.8	20.0
Advanced Material Windows & Door Systems	113.4	102.0	11.2
Security & Storage	129.4	109.2	18.5

Net sales	$798.8	$714.8	11.8%

Operating Income (Loss)
Kitchen & Bath Cabinetry	$(5.3)	$(2.0)	(165.0)%
Plumbing & Accessories	36.2	25.7	40.9
Advanced Material Windows & Door Systems	(8.5)	(13.9)	38.8
Security & Storage	11.8	6.2	90.3
Less: Corporate expenses	(12.9)	(8.2)	(57.3)

Operating income	$21.3	$7.8	173.1%

Corporate expenses
General and administrative expense	$(14.5)	$(1.8)
Former Parent general and administrative expense allocation	—	(7.9)
Defined benefit plan income	1.6	1.5

Total Corporate expenses	$(12.9)	$(8.2)	(57.3)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Home & Security	$12.5	$(10.5)

Basic and diluted earnings (loss) per common share	$0.08	$(0.07)

Basic average shares outstanding	158.2	155.1
Stock-based awards	4.8	—

Diluted average shares outstanding	163.0	155.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.7	—

Basic and diluted earnings per common share and the average number of shares of common stock outstanding in the first quarter of 2011 were retrospectively restated adjusting the number of shares of Home & Security common stock for the stock split on September 27, 2011. Prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share since no Home & Security stock-based awards were outstanding prior to the Separation.

14.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security in the first quarters of 2012 and 2011. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year-ended December 31, 2011.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, which is hereby incorporated herein by reference. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

OVERVIEW

On October 3, 2011, the spin-off of Fortune Brands Home & Security, Inc. from Fortune Brands, Inc. (“Former Parent”) into an independent, publicly traded company (the “Separation”) was completed. References to “Home & Security,” “the Company,” “we,” “our” and “us” refer for Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leader in home and security products with companies focused on the design, manufacture and sale of market leading branded products in the following categories: kitchen and bath cabinetry, plumbing and accessories, advanced material windows products and entry door systems and security and storage products.

With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as strong innovation and customer service, we are focused on outperforming our markets in both growth and returns and driving increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market improve from current levels, we expect the benefits of operating leverage and strategic spending will help us to substantially improve profitability.

OVERVIEW (Continued)

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. In addition, we may invest in add-on acquisitions that leverage our existing brands and infrastructure, and we may undertake share repurchases.

We expect that a U.S. home products market recovery will be uneven and near-term market conditions may continue to be challenging as consumers remain cautious and the challenges in the U.S. housing market persist. We remain focused on our initiatives designed to outperform our markets. Over the downturn, we implemented proactive supply chain initiatives, decreased our employee headcount and number of manufacturing facilities and enhanced our flexibility and lowered our cost per unit. In addition, we made strategic investments in 2011 and 2012, such as in innovation, new products, targeted brand advertising, international selling infrastructure and the maintenance of a nationwide manufacturing and service capacity. We believe these investments will position our businesses to perform well in the marketplace.

RESULTS OF OPERATIONS

Basis of Presentation

The condensed consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of our Former Parent, using the historical results of operations and the historical basis of assets and liabilities. Our historical financial statements prior to the Separation include allocations of certain general corporate expenses of our Former Parent incurred directly by our Former Parent totaling $7.9 million for the three months ended March 31, 2011. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the first quarter of 2011.

RESULTS OF OPERATIONS (Continued)

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

	Net Sales
			% Change
(In millions)	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$311.5	$299.8	3.9%
Plumbing & Accessories	244.5	203.8	20.0
Advanced Material Windows & Door Systems	113.4	102.0	11.2
Security & Storage	129.4	109.2	18.5

Net sales	$798.8	$714.8	11.8%

	Operating Income (Loss)
			% Change
	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$(5.3)	$(2.0)	(165.0)%
Plumbing & Accessories	36.2	25.7	40.9
Advanced Material Windows & Door Systems	(8.5)	(13.9)	38.8
Security & Storage	11.8	6.2	90.3
Less: Corporate expenses	(12.9)	(8.2)	(57.3)

Operating income	$21.3	$7.8	173.1%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Consolidated results of operations should be read in conjunction with segment results of operations.

Net Sales

Net sales increased $84.0 million, or 12%. The increase was primarily due to higher sales volume from improved market conditions, new product introductions, the impact of price increases to help mitigate raw material and transportation cost increases, and inventory rebuild with certain U.S. wholesale customers. These increases were partially offset by unfavorable mix and higher customer programs costs.

Cost of products sold

Cost of products sold increased $47.5 million, or 9%, primarily due to higher sales volume and increased raw material costs (mainly for globally sourced products, steel, resins and wood).

Selling, general and administrative expenses

Selling, general and administrative expenses increased $22.6 million, or 11%, primarily due to higher volume-related expenses, planned increases in strategic spending to support growth initiatives and new product introductions, and increased transportation costs, as well as higher Corporate expenses related to operating as a stand-alone company ($4.7 million).

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets decreased $0.3 million due to an identifiable intangible asset that was fully amortized in the second quarter of 2011.

Restructuring charges

Restructuring charges of $1.0 million and $0.3 million in the three months ended March 31, 2012 and 2011, respectively, primarily related to supply chain initiatives.

Operating income

Operating income increased $13.5 million to $21.3 million, primarily due to higher sales, the benefit of productivity initiatives and price increases implemented to mitigate approximately $15 million of higher raw material and transportation costs. These increases were partially offset by changes in customer and product mix, $4.7 million of higher Corporate expenses primarily related to operating as a stand-alone company and increases in strategic spending to support growth initiatives and new product introductions.

Related party interest expense, net

Related party interest expense, net, was $22.7 million in the three months ended March 31, 2011. This expense related to loans from our Former Parent prior to the Separation. There was no related party interest expense in 2012 because there were no loans with our Former Parent.

External interest expense

External interest expense increased $2.4 million due to external borrowings as a stand-alone company.

Other income, net

Other income, net, was $0.5 million in the three months ended March 31, 2012 primarily due to interest income.

Income taxes

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 32.6% and 31.3%, respectively. The effective tax rate in 2012 was unfavorably impacted by a higher proportion of domestic income, which is taxed at a higher rate relative to foreign income.

Noncontrolling interests

Noncontrolling interest expense was $0.5 million and $0.2 million in the three months ended March 31, 2012 and 2011, respectively.

Net income (loss) attributable to Home & Security

The net income (loss) attributable to Home & Security was net income of $12.5 million in the three months ended March 31, 2012 compared to a net loss of $10.5 million in the three months ended March 31, 2011. The increase of $23.0 million was primarily due to the absence of 2011 related party interest expense and higher operating income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $11.7 million, or 4%, primarily due to higher sales volume due to general market improvement, partially offset by unfavorable mix and higher customer program costs.

Operating loss increased $3.3 million to a loss of $5.3 million, primarily due to higher customer program costs, increased costs for raw materials (wood-related) and transportation, unfavorable mix, increased costs to support long-term growth initiatives and $1.1 million of higher restructuring and other charges. These increased expenses were partially offset by higher sales volume, the benefit of price increases and productivity improvements.

Plumbing & Accessories

Net sales increased $40.7 million, or 20%, primarily due to higher sales volume to U.S. wholesale customers, as well as higher sales in China. A portion of higher sales volume to U.S. wholesale customers was due to rebuilding inventory as the pace of new construction picked up. Sales also benefited from new product introductions.

Operating income increased $10.5 million, or 41%, primarily due to higher sales, productivity improvements and price increases to help mitigate raw material cost increases. Operating income was unfavorably impacted by the mix of business, higher costs for raw materials (brass and resins) and investments to support new business and long-term growth initiatives.

Advanced Material Windows & Door Systems

Net sales increased $11.4 million, or 11%, primarily due to improved conditions in the U.S. new construction market, new business and price increases implemented to mitigate higher raw material costs.

Operating income improved $5.4 million to a loss of $8.5 million, primarily due to higher sales, productivity initiatives and $2.0 million of income attributable to reduction of a contingent consideration liability. Operating income was unfavorably impacted by unfavorable mix and higher raw material and transportation costs.

Security & Storage

Net sales increased $20.2 million, or 18%, primarily due to increased retailer-driven promotional volume in tool storage and strong global sales of security and safety products.

Operating income increased $5.6 million to $11.8 million, primarily due to higher sales volume, partially offset by strategic growth spending. Price increases offset the impact of higher steel and sourced material costs.

Corporate

Corporate expenses increased $4.7 million, primarily due to expenses related to operating as a stand-alone company. In the first quarter of 2011, the Company operated as a subsidiary of our Former Parent.

In future periods the Company may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurement of these liabilities in the fourth quarter attributable to updating our liability discount rates and expected return on pension plan assets may, in particular, result in material income or expense recognition.

Corporate expenses prior to the Separation included allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost. The Company estimates that it would have incurred approximately $5 million of incremental corporate expenses if it had functioned as an independent stand-alone public company during the three months ended March 31, 2011.

(In millions)	Three Months Ended
	March 31,
	2012	2011
General and administrative expense	$(14.5)	$(1.8)
Former Parent general & administrative expense allocation	—	(7.9)
Defined benefit plan income	1.6	1.5

Total Corporate expenses	$(12.9)	$(8.2)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness. We may have liquidity needs to finance acquisitions, repurchase common stock and pay dividends, when appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit agreements and, historically, financial support from our Former Parent. Following the Separation, we no longer have financial support from our Former Parent. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. We expect that our Board of Directors will periodically evaluate establishing a dividend and/or a share repurchase program. We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, undertake a share repurchase program, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2011 entitled “Item 1A. Risk Factors.”

Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, we paid a dividend of $48.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of Fortune Brands Home & Security LLC from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. In the first quarter of 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing our loan balances with our Former Parent. On March 31, 2012, we had cash and cash equivalents of $120.6 million, a majority of which was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

We have a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan, both of which expire in October 2016. On March 31, 2012, the balance outstanding was $420 million. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At March 31, 2012, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net cash used in operating activities	$(43.9)	$(67.9)
Net cash used in investing activities	(13.4)	(9.9)
Net cash provided by financing activities	56.7	84.9
Effect of foreign exchange rate changes on cash	0.4	0.1

Net (decrease) increase in cash and cash equivalents	$(0.2)	$7.2

Net cash used in operating activities was $43.9 million in the three months ended March 31, 2012 compared to cash used of $67.9 million in the three months ended March 31, 2011. The decrease of $24.0 million was primarily due to increased net income, lower incentive compensation payments and higher customer program accruals in the first quarter of 2012 compared to the first quarter of 2011. The decrease was partially offset by the impact of higher accounts receivable as a result of higher sales in February and March of 2012 compared to 2011.

Net cash used in investing activities was $13.4 million in the three months ended March 31, 2012 compared to $9.9 million in the three months ended March 31, 2011. The increase of $3.5 million was primarily due to an investment.

Net cash provided by financing activities was $56.7 million in the three months ended March 31, 2012 compared to $84.9 million in the three months ended March 31, 2011. The decrease of $28.2 million was primarily due to the absence of borrowings and capital contributions from our Former Parent ($85.1 million), partially offset by cash received from stock option exercises ($41.2 million) and an increase in revolving credit borrowings ($20.0 million, net).

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $379.3 million and $346.1 million as of March 31, 2012 and December 31, 2011, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $9.3 million and $10.6 million as of March 31, 2012 and December 31, 2011, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our foreign currency and commodity derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at March 31, 2012 and December 31, 2011 was $1.9 million and $2.6 million, respectively. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. We did not make any pension contributions to qualified pension plans in 2011. As of December 31, 2011, the fair value of our total pension plan assets was $477.9 million, representing 77% of the accumulated benefit obligation liability. In 2012, we expect to make minimum pension contributions of approximately $20 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our balance sheet and cash flow statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurement and disclosure requirements (Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Adoption of this standard did not have a material impact on our financial statements or disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements are effective for public entities as of the beginning of the fiscal year that begins after December 15, 2011 (calendar year 2012 for Home & Security). Full retrospective application is required. Adoption of this standard did not have a material impact on our financial statements.

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for interim and annual periods beginning after December 15, 2011 (calendar year 2012 for Home & Security). Adoption of this standard did not have a material impact on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

(a)	Other Litigation.

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

(b)	Environmental Matters.

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

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended March 31, 2012:

Three Months Ended March 31, 2012	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – January 31	221	$17.65	—	—
February 1 – February 29	—	—	—	—
March 1 – March 31	5,050	20.95	—	—

Total	5,271	$20.81	—	—

(a)

The Company purchased all of the 5,271 shares between January 1, 2012 and March 31, 2012 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011.

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) related notes tagged as blocks of text.

*	Filed herewith.

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

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 4, 2012	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011.

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Equity, and (v) related notes tagged as blocks of text.

*	Filed herewith.

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