Form 10-Q
period 2012-06-30
Fortune Brands Home & Security, Inc.
filed 2012-08-07
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 31, 2012 was 160,699,466.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2012 and 2011

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,734.1	$1,604.5	$935.3	$889.7

Cost of products sold	1,169.9	1,102.9	617.9	598.4
Selling, general and administrative expenses	463.4	420.4	242.3	221.9
Amortization of intangible assets	6.2	7.5	2.8	3.8
Restructuring charges	1.0	0.7	—	0.4

Operating income	93.6	73.0	72.3	65.2

Related party interest expense, net	—	23.0	—	0.3
External interest expense	4.6	0.3	2.1	0.2
Other expense, net	0.2	0.1	0.7	0.1

Income before income taxes	88.8	49.6	69.5	64.6

Income tax provision	27.9	15.8	21.6	20.5

Net income	60.9	33.8	47.9	44.1

Less: Noncontrolling interests	0.6	0.6	0.1	0.4

Net income attributable to Home & Security	$60.3	$33.2	$47.8	$43.7

Basic earnings per common share	$0.38	$0.21	$0.30	$0.28
Diluted earnings per common share	$0.37	$0.21	$0.29	$0.28

Comprehensive income	$60.8	$41.8	$43.4	$45.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$147.2	$120.8
Accounts receivable, net	405.2	346.1
Inventories	385.5	336.3
Other current assets	130.2	150.3

Total current assets	1,068.1	953.5
Property, plant and equipment, net	509.9	525.8
Goodwill resulting from business acquisitions	1,366.4	1,366.6
Other intangible assets, net of accumulated amortization	696.1	702.9
Other assets	85.5	89.1

Total assets	$3,726.0	$3,637.9

Liabilities and equity
Current liabilities
Notes payable to banks	$4.6	$3.8
Current portion of long-term debt	17.5	17.5
Accounts payable	287.8	260.7
Other current liabilities	286.5	315.8

Total current liabilities	596.4	597.8

Long-term debt	339.3	389.3
Deferred income taxes	213.3	204.1
Accrued defined benefit plans	252.1	248.2
Other non-current liabilities	74.7	74.0

Total liabilities	1,475.8	1,513.4

Equity
Home & Security stockholders’ equity
Common stock(a)	1.6	1.6
Paid-in capital	2,256.2	2,186.4
Accumulated other comprehensive income	10.5	10.6
Retained deficit	(17.4)	(77.7)
Treasury stock	(3.9)	(0.1)

Total Home & Security stockholders’ equity	2,247.0	2,120.8
Noncontrolling interests	3.2	3.7

Total equity	2,250.2	2,124.5

Total liabilities and equity	$3,726.0	$3,637.9

(a)	Common stock par value $0.01 per share; 160.5 million shares issued and 750 million shares authorized.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$60.9	$33.8
Non-cash pre-tax expense (income):
Depreciation	41.3	42.3
Amortization	6.2	7.5
Stock-based compensation	13.4	5.4
Deferred income taxes	9.6	(6.5)
Changes in assets and liabilities:
Increase in accounts receivable	(60.3)	(46.1)
Increase in inventories	(48.8)	(18.2)
Increase in accounts payable	27.5	27.9
Decrease (increase) in other assets	7.2	(14.4)
Decrease in accrued expenses and other liabilities	(1.5)	(53.9)
(Decrease) increase in accrued taxes	(3.0)	12.5

Net cash provided by (used in) operating activities	52.5	(9.7)

Investing activities
Capital expenditures	(28.2)	(27.6)
Proceeds from the disposition of assets	1.8	3.2
Other investing activities	(3.6)	—

Net cash used in investing activities	(30.0)	(24.4)

Financing activities
Increase in short-term debt, net	1.1	0.6
Issuance of long-term debt	70.0	—
Repayment of long-term debt	(120.0)	—
Proceeds from the exercise of stock options	54.8	—
Net loan payments from Fortune Brands, Inc.	—	35.0
Capital contribution (to) from Fortune Brands, Inc. (a)	(6.0)	9.9
Other financing, net	3.0	(0.2)

Net cash provided by financing activities	2.9	45.3

Effect of foreign exchange rate changes on cash	1.0	1.2

Net increase in cash and cash equivalents	$26.4	$12.4

Cash and cash equivalents at beginning of period	$120.8	$60.7
Cash and cash equivalents at end of period	$147.2	$73.1

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

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2012 and 2011

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2010	$—	$703.3	$29.5	$(793.0)	$—	$3.5	$(56.7)
Comprehensive income:
Net income	—	—	—	33.2	—	0.6	33.8
Other comprehensive income	—	—	8.0	—	—	—	8.0
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Fortune Brands, Inc. capital contribution (a)	—	2,681.1	—	—	—	—	2,681.1

Balance at June 30, 2011	$—	$3,384.4	$37.5	$(759.8)	$—	$3.3	$2,665.4

Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5

Comprehensive income:
Net income	—	—	—	60.3	—	0.6	60.9
Other comprehensive income	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	68.3	—	—	(3.8)	—	64.5
Tax benefit on exercise of stock options	—	5.0	—	—	—	—	5.0
Separation-related adjustments	—	(3.5)	—	—	—	—	(3.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at June 30, 2012	$1.6	$2,256.2	$10.5	$(17.4)	$(3.9)	$3.2	$2,250.2

(a)	The 2011 allocation of general and administrative expenses provided by Fortune Brands, Inc. (net of tax) and stock-based compensation are included in the Condensed Consolidated Statement of Comprehensive Income, and with the tax benefit on exercise of options, are treated as a capital contribution. In addition, in the first quarter of 2011, Fortune Brands, Inc. made a $2.7 billion equity contribution to the Company. All related party loan balances to/from Fortune Brands, Inc. were capitalized immediately prior to the spin-off. Refer to Note 3, “Related Party Transactions.”

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

The condensed consolidated balance sheet as of June 30, 2012, the related condensed consolidated statement of comprehensive income for the six-month and three-month periods ended June 30, 2012 and 2011 and the related condensed consolidated statement of cash flows and equity for the six-month period ended June 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial information and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all annual disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the first six months of 2011.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Background, Basis of Presentation and Principles of Consolidation (Continued)

The condensed consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of our Former Parent, using the historical results of operations and historical basis of assets and liabilities. Our historical financial statements prior to the Separation include allocations of certain general corporate expenses of our Former Parent incurred directly by our Former Parent totaling $15.3 million and $7.4 million for the six and three months ended June 30, 2011, respectively. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company during the first six months of 2011.

2.	Recently Issued Accounting Standards

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements were effective for public entities as of the beginning of the fiscal year that begins after December 15, 2011 (calendar year 2012 for Home & Security). Full retrospective application was required. Adoption of this standard did not have a material impact on our financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Live Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for fiscal years beginning after September 15, 2012 (calendar year 2013 for Home & Security). We are assessing the impact of this standard.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Related Party Transactions

Prior to the Separation, Home & Security had certain related party relationships with our Former Parent and its subsidiaries, as discussed below. Pursuant to the Separation and Distribution Agreement, the Indemnification Agreement and certain other agreements, our Former Parent agreed to indemnify us from certain liabilities and we agreed to indemnify our Former Parent from certain liabilities. Indemnities that we may be required to provide our Former Parent may be significant and could negatively impact our business, financial condition and results of operations.

Upon the Separation, our Former Parent ceased providing financing, cash management and treasury services to the Company. Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, the Company paid a dividend of $48.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation.

Financing and Cash Management - Historically, our Former Parent provided financing, cash management and treasury services to Home & Security. The Company’s U.S. cash balances were swept by our Former Parent on a daily basis, and the Company received funding from our Former Parent for operating and investing cash needs. Cash transferred to and from the Company was recorded in the form of loans from or to our Former Parent. Loans accrued interest at rates of up to 6.0%. The weighted-average interest rate on loans to/from our Former Parent was 3.6% and 0.2% in the six-month and three-month periods ended June 30, 2011, respectively. Related party interest expense and income are shown below.

(In millions)	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011
Related party interest expense	$27.4	$2.2
Related party interest income	(4.4)	(1.9)

Related party interest, net	$23.0	$0.3

General and Administrative Services - Until consummation of the Separation, our Former Parent performed certain functions and services on behalf of Home & Security. Refer to Note 1, “Background, Basis of Presentation and Principles of Consolidation,” for additional information.

Separation-related Adjustments to Paid-in Capital - Paid-in capital adjustments in the six months ended June 30, 2012 were primarily due to amounts owed to our Former Parent pursuant to the Tax Allocation Agreement entered into in connection with the Separation. The Company may have adjustments in future periods until our Former Parent’s tax liabilities for periods prior to the Separation are finalized with taxing authorities.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2012	December 31, 2011
Inventories:
Raw materials and supplies	$151.2	$137.1
Work in process	38.3	39.9
Finished products	196.0	159.3

Total inventories	$385.5	$336.3

Property, plant and equipment, gross	$1,479.7	$1,477.4
Less: accumulated depreciation	969.8	951.6

Property, plant and equipment, net	$509.9	$525.8

5.	Goodwill and Other Identifiable Intangible Assets

The change in the net carrying amount of goodwill by segment in the six months ended June 30, 2012 was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Goodwill at December 31, 2011 (a)	$491.2	$569.7	$230.2	$75.5	$1,366.6
Year-to-date translation adjustments	(0.2)	—	—	—	(0.2)

Goodwill at June 30, 2012 (a)	$491.0	$569.7	$230.2	$75.5	$1,366.4

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012				As of December 31, 2011
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(In millions)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$616.4	$(42.0	) (b)	$574.4	$616.8	$(42.0	) (b)	$574.8
Amortizable intangible assets
Tradenames	16.7	(6.4)		10.3	16.8	(6.1)		10.7
Customer and contractual relationships	270.0	(168.9)		101.1	270.1	(163.6)		106.5
Patents/proprietary technology	50.5	(40.2)		10.3	50.2	(39.3)		10.9

Total	337.2	(215.5)		121.7	337.1	(209.0)		128.1

Total identifiable intangibles	$953.6	$(257.5)		$696.1	$953.9	$(251.0)		$702.9

(b)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (Accounting Standards Codification (“ASC”) 350).

We reclassified $5.6 million of internally-developed patents and tradenames as of December 31, 2011 on the balance sheet from other assets to identifiable intangible assets consistent with our current presentation.

At December 31, 2011, the estimated excess fair value in the reporting units of the Advanced Material Windows & Door Systems segment was less than 10% of the carrying value and accordingly, any further reduction in the estimated fair values could trigger a goodwill impairment charge in future periods. In addition, any future reduction in the estimated fair value of the indefinite-lived tradenames of that segment would result in an impairment charge. The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, and strategic decisions made in response to economic and competitive conditions. Our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the recovery of the U.S. market for our home products in the next 3 to 5 years and our annual operating plans that are finalized in the fourth quarter of each year. Our projection for the U.S. market for our home products is inherently subject to a number of uncertainties, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	External Debt and Financing Arrangements

We have a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan, both of which expire in October 2016. On June 30, 2012, our outstanding borrowing on the term loan was $350 million. There was no outstanding balance on the revolving credit facility on June 30, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%.

At June 30, 2012 and December 31, 2011, we had $4.6 million and $3.8 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million, as of June 30, 2012 and December 31, 2011. The weighted-average interest rates on these borrowings were 12.2% and 11.5% in the six-month periods ended June 30, 2012 and 2011, respectively. The weighted-average interest rates on these borrowings were 13.1% and 12.7% in the three-month periods ended June 30, 2012 and 2011, respectively.

In addition, we had an industrial revenue bond outstanding in the amount of $6.8 million as of June 30, 2012 and December 31, 2011, comprised of a long-term note maturing in 2016.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of foreign currency derivative hedges outstanding at June 30, 2012 was $139.9 million, representing a net settlement receivable of $1.5 million. Based on foreign exchange rates as of June 30, 2012, we estimate that $0.8 million of net foreign currency derivative losses included in other comprehensive income as of June 30, 2012 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Financial Instruments (Continued)

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of June 30, 2012 and December 31, 2011 were:

(In millions)		Fair Value
		June 30, 2012	December 31, 2011
Assets
Foreign exchange contracts	Other current assets	$2.2	$2.5
Commodity contracts	Other current assets	—	0.1

	Total assets	$2.2	$2.6
Liabilities
Foreign exchange contracts	Other current liabilities	$0.7	$1.0
Commodity contracts	Other current liabilities	0.7	0.5

	Total liabilities	$1.4	$1.5

The effects of derivative financial instruments on the statements of comprehensive income and other comprehensive income (“OCI”) for the six and three months ended June 30, 2012 and 2011 were:

(In millions)	Gain (Loss) in Six Months Ended June 30,
	Recognized in OCI		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow	$0.1	$(0.2)	Net sales	$0.1	$(0.4)
			Cost of products sold	0.3	1.8
Fair value	—	—	Other expense, net	0.6	(0.1)

Total	$0.1	$(0.2)		$1.0	$1.3

(In millions)	Gain (Loss) in Three Months Ended June 30,
	Recognized in OCI		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow	$(0.2)	$(0.6)	Net sales	$0.1	$(0.2)
			Cost of products sold	0.1	0.4
Fair value	—	—	Other expense, net	1.1	—

Total	$(0.2)	$(0.6)		$1.3	$0.2

In the six and three months ended June 30, 2012 and 2011, the ineffective portion of cash flow hedges recognized in operating income was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were as follows:

(In millions)	June 30, 2012	December 31, 2011
Assets
Derivative financial instruments (Level 2)	$2.2	$2.6
Deferred compensation program assets (Level 1)	3.6	4.2

Total assets	$5.8	$6.8
Liabilities
Derivative financial instruments (Level 2)	$1.4	$1.5

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

Because the interest rate on the Company’s long-term debt is variable, the aggregate carrying value at June 30, 2012 and December 31, 2011 of $356.8 million and $406.8 million, respectively, approximates the fair value.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the six and three months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Service cost	$7.5	$6.4	$0.2	$0.3
Interest cost	15.3	15.6	2.1	2.3
Expected return on plan assets	(18.5)	(20.9)	—	—
Amortization of prior service cost	0.2	0.2	0.2	0.1
Recognition of actuarial losses	—	0.8	—	—

Net periodic benefit cost	$4.5	$2.1	$2.5	$2.7

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Service cost	$3.7	$2.9	$0.1	$0.2
Interest cost	7.7	7.8	1.1	1.1
Expected return on plan assets	(9.3)	(10.4)	—	—
Amortization of prior service cost	0.1	0.1	0.1	—
Recognition of actuarial losses	—	0.8	—	—

Net periodic benefit cost	$2.2	$1.2	$1.3	$1.3

10.	Income Taxes

The effective income tax rates for the six months ended June 30, 2012 and 2011 were 31.4% and 31.9%, respectively. The effective income tax rates for the three months ended June 30, 2012 and 2011 were 31.1% and 31.7%, respectively. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit in the second quarter and changes in estimates of unrecognized tax benefits. The effective income tax rate in 2011 was favorably impacted by enacted changes in state tax laws that reduced the net deferred tax liability.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $3 million to $18 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2012 and 2011 are shown below.

(In millions)	Six Months Ended June 30, 2012
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$1.0	$1.0	$2.0
Advanced Material Windows & Door Systems	0.5	—	0.5
Security & Storage	(0.5)	—	(0.5)

Total	$1.0	$1.0	$2.0

(In millions)	Six Months Ended June 30, 2011
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$0.4	$—	$0.4
Plumbing & Accessories	—	(0.2)	(0.2)
Advanced Material Windows & Door Systems	0.3	0.4	0.7

Total	$0.7	$0.2	$0.9

(In millions)	Three Months Ended June 30, 2012
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$0.2	$0.4	$0.6
Advanced Material Windows & Door Systems	0.3	—	0.3
Security & Storage	(0.5)	—	(0.5)

Total	$—	$0.4	$0.4

(In millions)	Three Months Ended June 30, 2011
		Other Charges(a)
	Restructuring Charges	Cost of Products Sold	Total Charges
Kitchen & Bath Cabinetry	$0.1	$—	$0.1
Plumbing & Accessories	—	(0.1)	(0.1)
Advanced Material Windows & Door Systems	0.3	0.1	0.4

Total	$0.4	$—	$0.4

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines and accelerated depreciation resulting from the closure of facilities.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Restructuring and Other Charges (Continued)

For the six and three months ended June 30, 2012 and 2011, restructuring and other charges primarily related to previously announced supply-chain initiatives.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 31, 2011	2012 Provision	Cash Expenditures	Balance at June 30, 2012
Workforce reductions	$3.0	$(0.1)	$(1.6)	$1.3
Other	—	1.1	(1.1)	—

Total	$3.0	$1.0	$(2.7)	$1.3

(In millions)	Balance at December 31, 2010	2011 Provision	Cash Expenditures	Balance at June 30, 2011
Workforce reductions	$6.1	$0.2	$(2.1)	$4.2
Other	—	0.5	(0.5)	—

Total	$6.1	$0.7	$(2.6)	$4.2

We regularly review opportunities to align our cost structures to support profitable long-term growth. In August 2012, we initiated a restructuring action in the Kitchen & Bath Cabinetry segment. As a result of the restructuring, we expect to record pre-tax restructuring and related charges of approximately $13 million (approximately $8 million after tax) due to the planned closure of our Martinsville, Virginia cabinet manufacturing facility. Pre-tax charges include approximately $3 million of cash costs to close the facility and to consolidate manufacturing at other facilities. Pre-tax charges also include approximately $10 million of non-cash charges, primarily for accelerated depreciation of long-lived assets associated with the closed facility. The restructuring actions are being undertaken to further enhance the efficiency and flexibility of the Company’s supply chains. The restructuring activities are expected to be substantially completed in the fourth quarter of 2012.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Information on Business Segments

Net sales and operating income by segment for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
(In millions)	2012	2011	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$657.4	$643.9	2.1%
Plumbing & Accessories	526.0	455.6	15.5
Advanced Material Windows & Door Systems	273.0	251.0	8.8
Security & Storage	277.7	254.0	9.3

Net sales	$1,734.1	$1,604.5	8.1%

Operating Income (Loss)
Kitchen & Bath Cabinetry	$12.6	$13.1	(3.8)%
Plumbing & Accessories	79.0	60.3	31.0
Advanced Material Windows & Door Systems	(4.8)	(9.3)	48.4
Security & Storage	33.4	25.7	30.0
Less: Corporate expenses	(26.6)	(16.8)	(58.3)

Operating income	$93.6	$73.0	28.2%

Corporate expenses
General and administrative expense	$(28.7)	$(3.4)
Former Parent general and administrative expense allocation	—	(15.3)
Defined benefit plan income	2.1	1.9

Total Corporate expenses	$(26.6)	$(16.8)	(58.3)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Information on Business Segments (Continued)

Net sales and operating income by segment for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
(In millions)	2012	2011	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$345.9	$344.1	0.5%
Plumbing & Accessories	281.5	251.8	11.8
Advanced Material Windows & Door Systems	159.6	149.0	7.1
Security & Storage	148.3	144.8	2.4

Net sales	$935.3	$889.7	5.1%

Operating Income
Kitchen & Bath Cabinetry	$17.9	$15.1	18.5%
Plumbing & Accessories	42.8	34.6	23.7
Advanced Material Windows & Door Systems	3.7	4.6	(19.6)
Security & Storage	21.6	19.5	10.8
Less: Corporate expenses	(13.7)	(8.6)	(59.3)

Operating income	$72.3	$65.2	10.9%

Corporate expenses
General and administrative expense	$(14.3)	$(1.6)
Former Parent general and administrative expense allocation	—	(7.4)
Defined benefit plan income	0.5	0.4

Total Corporate expenses	$(13.7)	$(8.6)	(59.3)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

13.	Earnings Per Share

The computations of basic and diluted earnings per common share were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Home & Security	$60.3	$33.2	$47.8	$43.7

Basic earnings per common share	$0.38	$0.21	$0.30	$0.28

Diluted earnings per common share	$0.37	$0.21	$0.29	$0.28

Basic average shares outstanding	159.2	155.1	160.1	155.1
Stock-based awards	5.0	—	5.3	—

Diluted average shares outstanding	164.2	155.1	165.4	155.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.1	—	1.5	—

Basic and diluted earnings per common share and the average number of shares of common stock outstanding in the first and second quarter of 2011 were retrospectively restated adjusting the number of shares of Home & Security common stock using the number of shares of common stock outstanding as of September 27, 2011. In periods prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share since no Home & Security stock-based awards were outstanding prior to the Separation.

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security in the six months ended June 30, 2012 and 2011. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

OVERVIEW (Continued)

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. In addition, we may invest in add-on acquisitions that leverage our existing brands and infrastructure, and we may undertake share repurchases under our share repurchase program as explained in further detail under “Liquidity and Capital Resources” below.

We expect that the recovery in the U.S. market for our home products from the current low levels may be gradual and uneven. The recovery will largely depend on consumer confidence, employment, home prices and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We remain focused on our initiatives designed to outperform our markets. We believe our strong brand positions across a diversified mix of channels, consumer focused innovation, flexible and efficient supply chains, and excellent customer service will position our business to perform well in the marketplace. While our markets have recently started to improve from historic lows, we expect that future market growth may be gradual and uneven. As a result, we expect that our near term results may be uneven and challenging as consumers remain cautious, particularly for big-ticket purchases such as cabinets, windows and doors. In addition, we expect costs may be higher for materials and transportation, a consumer preference for lower-priced valued oriented products may persist, and a heavy promotional environment for big-ticket discretionary purchases may continue through 2012 but remain at about the same level as we experienced in 2011. We strive to offset the unfavorable impact of these items with productivity initiatives and price increases.

RESULTS OF OPERATIONS

Basis of Presentation

The condensed consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company, which prior to the Separation was a wholly-owned subsidiary of our Former Parent, using the historical results of operations and the historical basis of assets and liabilities. Our historical financial statements prior to the Separation include allocations of certain general corporate expenses of our Former Parent incurred directly by our Former Parent totaling $15.3 million and $7.4 million for the six and three months ended June 30, 2011, respectively. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company during the first six months of 2011. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the first six months of 2011.

RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

	Net Sales
			% Change
(In millions)	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$657.4	$643.9	2.1%
Plumbing & Accessories	526.0	455.6	15.5
Advanced Material Windows & Door Systems	273.0	251.0	8.8
Security & Storage	277.7	254.0	9.3

Net sales	$1,734.1	$1,604.5	8.1%

	Operating Income (Loss)
			% Change
	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$12.6	$13.1	(3.8)%
Plumbing & Accessories	79.0	60.3	31.0
Advanced Material Windows & Door Systems	(4.8)	(9.3)	48.4
Security & Storage	33.4	25.7	30.0
Less: Corporate expenses	(26.6)	(16.8)	(58.3)

Operating income	$93.6	$73.0	28.2%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Consolidated results of operations should be read in conjunction with segment results of operations.

Net Sales

Net sales increased $129.6 million, or 8%. The increase was primarily due to higher sales volume from improved U.S. market conditions, the impact of price increases to help mitigate raw material and transportation cost increases, and inventory rebuild with certain U.S. wholesale plumbing customers in the first quarter of 2012. These increases were partially offset by unfavorable mix, higher customer programs costs in the first quarter of 2012 and approximately $5 million of unfavorable foreign exchange.

Cost of products sold

Cost of products sold increased $67.0 million, or 6%, primarily due to higher sales volume and increased raw material costs (mainly for globally sourced products, resins, wood and steel), partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $43.0 million, or 10%, primarily due to higher volume-related expenses, planned increases in strategic spending to support growth initiatives and new product introductions in the first quarter of 2012, higher incentive compensation expense, and increased transportation costs, as well as higher Corporate expenses ($9.8 million) primarily related to operating as a stand-alone company.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets decreased $1.3 million, primarily due to an identifiable intangible asset that was fully amortized in the second quarter of 2011.

Restructuring charges

Restructuring charges of $1.0 million and $0.7 million in the six months ended June 30, 2012 and 2011, respectively, primarily related to supply chain initiatives.

Operating income

Operating income increased $20.6 million, or 28%, primarily due to higher sales, the benefit of productivity initiatives and price increases implemented to mitigate approximately $20 million of higher raw material and transportation costs. These increases were partially offset by changes in customer and product mix, $9.8 million of higher Corporate expenses primarily related to operating as a stand-alone company and increases in strategic spending to support growth initiatives and new product introductions.

Related party interest expense, net

Related party interest expense, net, was $23.0 million in the six months ended June 30, 2011. This expense related to loans from our Former Parent prior to the Separation. There was no related party interest expense in 2012 because there were no loans with our Former Parent.

External interest expense

External interest expense increased $4.3 million to $4.6 million from external borrowings as a stand-alone company.

Income taxes

The effective income tax rates for the six months ended June 30, 2012 and 2011 were 31.4% and 31.9%, respectively. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit in the second quarter and changes in estimates of unrecognized tax benefits. The effective income tax rate in 2011 was favorably impacted by enacted changes in state tax laws that reduced the net deferred tax liability.

Net income attributable to Home & Security

Net income attributable to Home & Security was $60.3 million in the six months ended June 30, 2012 compared to $33.2 million in the six months ended June 30, 2011. The increase of $27.1 million was primarily due to the absence of 2011 related party interest expense and higher operating income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $13.5 million, or 2%, primarily due to higher sales volume related to general market improvement and price increases to help mitigate raw material and transportation cost increases, partially offset by unfavorable mix and higher first quarter customer program costs.

Operating income decreased $0.5 million, or 4%. The decrease was primarily due to higher first quarter customer program costs, increased costs for raw materials (globally sourced product and wood-related) and transportation, unfavorable mix, increased costs to support long-term growth initiatives and $1.6 million of higher restructuring and other charges. Operating income benefited from increased sales volume, price increases and productivity improvements.

We regularly review opportunities to align our cost structures to support profitable long-term growth. In August 2012, we initiated a restructuring action in the Kitchen & Bath Cabinetry segment. As a result of the restructuring, we expect to record pre-tax restructuring and related charges of approximately $13 million (approximately $8 million after tax) due to the planned closure of our Martinsville, Virginia cabinet manufacturing facility. Pre-tax charges include approximately $3 million of cash costs to close the facility and to consolidate manufacturing at other facilities. Pre-tax charges also include approximately $10 million of non-cash charges, primarily for accelerated depreciation of long-lived assets associated with the closed facility. The restructuring actions are being undertaken to further enhance the efficiency and flexibility of the Company’s supply chains. The restructuring activities are expected to be substantially completed in the fourth quarter of 2012.

Plumbing & Accessories

Net sales increased $70.4 million, or 15%, primarily due to higher U.S. sales volume, as well as higher sales in China. A portion of higher U.S. sales volume was due to U.S. wholesale customers rebuilding inventory in the first quarter of 2012 in comparison to inventory reductions last year. Net sales also benefited from price increases to help mitigate raw material cost increases. The increase in net sales was partially offset by higher customer program costs.

Operating income increased $18.7 million, or 31%, primarily due to higher sales volume, productivity improvements and price increases. Operating income was unfavorably impacted by the mix of business and higher costs for raw materials (brass and resins).

Advanced Material Windows & Door Systems

Net sales increased $22.0 million, or 9%, primarily due to strength in the U.S. new construction market impacting both the windows and door product lines, new business and price increases implemented to mitigate higher raw material and transportation costs.

Operating income improved $4.5 million, or 48%, to a loss of $4.8 million, primarily due to higher sales volume, price increases, productivity initiatives and $2.0 million of income attributable to a reduction of a contingent consideration liability related to an acquisition. Operating income was unfavorably impacted by higher raw material and transportation costs and unfavorable mix.

Security & Storage

Net sales increased $23.7 million, or 9%, primarily due to strong global sales of security and safety products, as well as increased retailer-driven promotional volume in tool storage in the first quarter of 2012.

Operating income increased $7.7 million, or 30%, primarily due to higher sales volume, partially offset by strategic growth spending. Price increases offset the impact of higher sourced material costs and steel costs.

Corporate

Corporate expenses increased $9.8 million, primarily due to expenses related to operating as a stand-alone company. In the comparable period of 2011, the Company operated as a subsidiary of our Former Parent.

In future periods the Company may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurement of these liabilities in the fourth quarter attributable to updating our liability discount rates and expected return on pension plan assets may, in particular, result in material income or expense recognition.

Corporate expenses prior to the Separation included allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost. The Company estimates that it would have incurred approximately $10 million of incremental corporate expenses if it had functioned as an independent stand-alone public company during the six months ended June 30, 2011.

(In millions)	Six Months Ended
	June 30,
	2012	2011
General and administrative expense	$(28.7)	$(3.4)
Former Parent general & administrative expense allocation	—	(15.3)
Defined benefit plan income	2.1	1.9

Total Corporate expenses	$(26.6)	$(16.8)

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

	Net Sales
			% Change
(In millions)	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$345.9	$344.1	0.5%
Plumbing & Accessories	281.5	251.8	11.8
Advanced Material Windows & Door Systems	159.6	149.0	7.1
Security & Storage	148.3	144.8	2.4

Net sales	$935.3	$889.7	5.1%

	Operating Income
			% Change
	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$17.9	$15.1	18.5%
Plumbing & Accessories	42.8	34.6	23.7
Advanced Material Windows & Door Systems	3.7	4.6	(19.6)
Security & Storage	21.6	19.5	10.8
Less: Corporate expenses	(13.7)	(8.6)	(59.3)

Operating income	$72.3	$65.2	10.9%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Consolidated results of operations should be read in conjunction with segment results of operations.

Net Sales

Net sales increased $45.6 million, or 5%. The increase was primarily due to higher sales volume from new housing construction growth and the impact of price increases to help mitigate raw material and transportation cost increases. These increases were partially offset by unfavorable mix and approximately $5 million of unfavorable foreign exchange.

Cost of products sold

Cost of products sold increased $19.5 million, or 3%, primarily due to higher sales volume and increased raw material costs (mainly for globally sourced products, resins and wood), partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $20.4 million, or 9%, primarily due to higher volume-related expenses, planned increases in strategic spending to support growth initiatives and new product introduction, and higher incentive compensation expense, as well as higher Corporate expenses ($5.1 million) primarily related to operating as a stand-alone company.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets decreased $1.0 million due to an identifiable intangible asset that was fully amortized in the second quarter of 2011.

Restructuring charges

There were no net restructuring charges in the second quarter of 2012 compared to $0.4 million in the second quarter of 2011. Restructuring charges in 2011 primarily related to supply chain initiatives.

Operating income

Operating income increased $7.1 million, or 11%, primarily due to higher sales, the benefit of productivity initiatives and price increases implemented to mitigate approximately $10 million of higher raw material and transportation costs. These increases were partially offset by changes in customer and product mix and $5.1 million of higher Corporate expenses primarily related to operating as a stand-alone company.

External interest expense

External interest expense increased $1.9 million to $2.1 million from external borrowings as a stand-alone company.

Other expense, net

Other expense, net, was $0.7 million in the three months ended June 30, 2012, an increase of $0.6 million, primarily due to interest income.

Income taxes

The effective income tax rates for the three months ended June 30, 2012 and 2011 were 31.1% and 31.7%, respectively. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit in the second quarter and changes in estimates of unrecognized tax benefits. The effective income tax rate in 2011 was favorably impacted by enacted changes in state tax laws that reduced the net deferred tax liability.

Net income attributable to Home & Security

The net income attributable to Home & Security was $47.8 million in the three months ended June 30, 2012 compared to $43.7 million in the three months ended June 30, 2011. The increase of $4.1 million was primarily due to higher operating income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $1.8 million, or 1%, primarily due to higher sales volume related to new housing construction growth and price increases to help mitigate raw material and transportation cost increases. These increases were partially offset by unfavorable mix and approximately $5 million of foreign exchange.

Operating income increased $2.8 million, or 19%, primarily due to productivity improvements, the benefit of price increases and higher sales volume. These increases were partially offset by increased costs for raw materials (wood-related) and unfavorable mix.

Plumbing & Accessories

Net sales increased $29.7 million, or 12%, primarily due to higher sales volume to U.S. wholesale customers driven by strength from the new construction market, as well as higher international sales, particularly in China.

Operating income increased $8.2 million, or 24%, primarily due to higher sales volume, productivity improvements and price increases to help mitigate raw material cost increases. Operating income was unfavorably impacted by the mix of business and higher incentive compensation expense.

Advanced Material Windows & Door Systems

Net sales increased $10.6 million, or 7%, primarily due to improved conditions in the U.S. new construction market impacting both the window and door product lines, new business and price increases implemented to mitigate higher raw material costs.

Operating income decreased $0.9 million, or 20%, primarily due to unfavorable mix, higher raw materials costs and increased incentive compensation expense. Operating income benefited from higher sales volume and productivity improvements.

Security & Storage

Net sales increased $3.5 million, or 2%, primarily due to strong retail sales volume and increased global sales of security and safety products. Net sales increases were partially offset by lower tool storage sales.

Operating income increased $2.1 million, or 11%, primarily due to higher sales volume and the benefit of productivity improvements, partially offset by strategic growth spending. Price increases offset the impact of higher sourced material costs.

Corporate

Corporate expenses increased $5.1 million, primarily due to expenses related to operating as a stand-alone company. In the comparable period of 2011, the Company operated as a subsidiary of our Former Parent.

In future periods the Company may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurement of these liabilities in the fourth quarter attributable to updating our liability discount rates and expected return on pension plan assets may, in particular, result in material income or expense recognition.

Corporate expenses prior to the Separation included allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost. The Company estimates that it would have incurred approximately $5 million of incremental corporate expenses if it had functioned as an independent stand-alone public company during the three months ended June 30, 2011.

(In millions)	Three Months Ended
	June 30,
	2012	2011
General and administrative expense	$(14.2)	$(1.6)
Former Parent general & administrative expense allocation	—	(7.4)
Defined benefit plan income	0.5	0.4

Total Corporate expenses	$(13.7)	$(8.6)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness. We may have liquidity needs to finance acquisitions, repurchase common stock and pay dividends, when appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit agreements and, historically, financial support from our Former Parent. Following the Separation, we no longer have financial support from our Former Parent. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. We expect that our Board of Directors will periodically evaluate establishing a dividend. On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the next three years ending July 25, 2015. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time. We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. We cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase program, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2011 entitled “Item 1A. Risk Factors.”

Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, we paid a dividend of $48.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. In the first quarter of 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing our loan balances with our Former Parent. On June 30, 2012, we had cash and cash equivalents of $147.2 million, a majority of which was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

We have a $650 million, 5-year committed revolving credit facility as well as a $350 million, 5-year term loan, both of which expire in October 2016. On June 30, 2012, our outstanding borrowing on the term loan was $350 million. There was no outstanding balance on the revolving credit facility on June 30, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At June 30, 2012, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
(In millions)	2012	2011
Net cash provided by (used in) operating activities	$52.5	$(9.7)
Net cash used in investing activities	(30.0)	(24.4)
Net cash provided by financing activities	2.9	45.3
Effect of foreign exchange rate changes on cash	1.0	1.2

Net increase in cash and cash equivalents	$26.4	$12.4

Net cash provided by operating activities was $52.5 million in the six months ended June 30, 2012 compared to cash used of $9.7 million in the six months ended June 30, 2011. The change of $62.2 million was primarily due to increased net income, lower incentive compensation payments and higher customer program accruals in the first six months of 2012 compared to the first six months of 2011. The increase was partially offset by the unfavorable impact of higher accounts receivable as a result of increased sales in June of 2012 compared to 2011 combined with higher December 2011 collections, as well as higher inventory to support sales growth and customer service levels.

Net cash used in investing activities was $30.0 million in the six months ended June 30, 2012 compared to $24.4 million in the six months ended June 30, 2011. The increase of $5.6 million was primarily due to an investment in the first quarter of 2012.

Net cash provided by financing activities was $2.9 million in the six months ended June 30, 2012 compared to $45.3 million in the six months ended June 30, 2011. The decrease of $42.4 million was primarily due to net debt repayments of $50.0 million and the absence of borrowings and capital contributions from our Former Parent ($50.9 million), partially offset by cash received from the exercise of stock options ($54.8 million).

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $405.2 million and $346.1 million as of June 30, 2012 and December 31, 2011, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $9.2 million and $10.6 million as of June 30, 2012 and December 31, 2011, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the Company could experience higher levels of customer defaults and bad debt expense in future periods.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. We did not make any pension contributions to qualified pension plans in 2011. As of December 31, 2011, the fair value of our total pension plan assets was $477.9 million, representing 77% of the accumulated benefit obligation liability. In the third quarter of 2012, we expect to make minimum pension contributions of approximately $20 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Statement of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive, statements. The new requirements were effective for public entities as of the beginning of the fiscal year that begins after December 15, 2011 (calendar year 2012 for Home & Security). Full retrospective application was required. Adoption of this standard did not have a material impact on our financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Live Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for fiscal years beginning after September 15, 2012 (calendar year 2013 for Home & Security). We are assessing the impact of this standard.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended June 30, 2012:

Three Months Ended June 30, 2012	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – April 30	459	$21.61	—	—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—

Total	459	$21.61	—	—

(a)

The Company purchased all of the 459 shares between April 1, 2012 and June 30, 2012 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 5.	OTHER INFORMATION.

We regularly review opportunities to align our cost structures to support profitable long-term growth. On August 3, 2012, we initiated a restructuring action in the Kitchen & Bath Cabinetry segment. As a result of the restructuring, we expect to record pre-tax restructuring and related charges of approximately $13 million (approximately $8 million after tax) due to the planned closure of our Martinsville, Virginia cabinet manufacturing facility. Pre-tax charges include approximately $3 million of cash costs to close the facility and to consolidate manufacturing at other facilities. Pre-tax charges also include approximately $10 million of non-cash charges, primarily for accelerated depreciation of long-lived assets associated with the closed facility. The restructuring actions are being undertaken to further enhance the efficiency and flexibility of the Company’s supply chains. The restructuring activities are expected to be substantially completed in the fourth quarter of 2012.

The foregoing discussion contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, and actual results could differ from the estimates contained herein. These forward-looking statements are based upon our plans, assumptions, beliefs and expectations at the time this report is filed with the Securities and Exchange Commission. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Statement of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: August 7, 2012	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Statement of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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