Form 10-Q
period 2012-09-30
Fortune Brands Home & Security, Inc.
filed 2012-11-05
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 31, 2012 was 162,803,945.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net sales	$2,643.2	$2,452.5	$909.1	$848.0

Cost of products sold	1,776.7	1,695.1	606.8	592.2
Selling, general and administrative expenses	699.6	648.4	236.2	228.0
Amortization of intangible assets	8.6	11.0	2.4	3.5
Restructuring charges	4.1	1.8	3.1	1.1
Business separation costs	—	2.4	—	2.4

Operating income	154.2	93.8	60.6	20.8

Related party interest expense, net	—	23.2	—	0.2
External interest expense (income)	6.6	0.2	2.0	(0.1)
Other (income) expense, net	(0.6)	1.9	(0.8)	1.8

Income before income taxes	148.2	68.5	59.4	18.9

Income tax provision	47.1	32.2	19.2	16.4

Net income	101.1	36.3	40.2	2.5

Less: Noncontrolling interests	0.8	0.9	0.2	0.3

Net income attributable to Home & Security	$100.3	$35.4	$40.0	$2.2

Basic earnings per common share	$0.63	$0.23	$0.25	$0.01
Diluted earnings per common share	$0.61	$0.23	$0.24	$0.01

Comprehensive income (loss)	$114.8	$22.4	$54.0	$(19.4)

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$216.1	$120.8
Accounts receivable, net	407.1	346.1
Inventories	392.3	336.3
Other current assets	122.9	150.3

Total current assets	1,138.4	953.5
Property, plant and equipment, net	497.8	525.8
Goodwill resulting from business acquisitions	1,368.4	1,366.6
Other intangible assets, net of accumulated amortization	698.1	702.9
Other assets	81.8	89.1

Total assets	$3,784.5	$3,637.9

Liabilities and equity
Current liabilities
Notes payable to banks	$5.3	$3.8
Current portion of long-term debt	—	17.5
Accounts payable	253.5	260.7
Other current liabilities	339.0	315.8

Total current liabilities	597.8	597.8

Long-term debt	339.3	389.3
Deferred income taxes	205.0	204.1
Accrued defined benefit plans	229.9	248.2
Other non-current liabilities	78.2	74.0

Total liabilities	1,450.2	1,513.4

Equity
Home & Security stockholders’ equity
Common stock(a)	1.6	1.6
Paid-in capital	2,289.6	2,186.4
Accumulated other comprehensive income	24.3	10.6
Retained earnings (deficit)	22.6	(77.7)
Treasury stock	(7.2)	(0.1)

Total Home & Security stockholders’ equity	2,330.9	2,120.8
Noncontrolling interests	3.4	3.7

Total equity	2,334.3	2,124.5

Total liabilities and equity	$3,784.5	$3,637.9

(a)	Common stock par value $0.01 per share; 160.5 million shares issued and 750 million shares authorized.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$101.1	$36.3
Non-cash pre-tax expense (income):
Depreciation	70.4	65.0
Amortization	8.6	11.0
Stock-based compensation	20.4	10.9
(Gain) loss on sale of property, plant and equipment	(3.0)	0.9
Deferred income taxes	5.6	3.4
Changes in assets and liabilities:
Increase in accounts receivable	(58.8)	(17.9)
Increase in inventories	(53.6)	(35.1)
(Decrease) increase in accounts payable	(8.1)	4.5
Decrease (increase) in other assets	14.2	(31.2)
Increase (decrease) in accrued expenses and other liabilities	19.6	(28.8)
Increase in accrued taxes	3.0	4.0

Net cash provided by operating activities	119.4	23.0

Investing activities
Capital expenditures	(46.0)	(41.4)
Proceeds from the disposition of assets	12.6	3.4
Acquisitions, net of cash acquired	—	(6.0)
Other investing activities	(5.0)	—

Net cash used in investing activities	(38.4)	(44.0)

Financing activities
Increase in short-term debt, net	1.5	0.7
Issuance of long-term debt	70.0	—
Repayment of long-term debt	(137.5)	—
Proceeds from the exercise of stock options	80.6	—
Treasury stock purchases	(2.2)	—
Net loan payments from Fortune Brands, Inc.	—	74.4
Capital contribution (to) from Fortune Brands, Inc. (a)	(6.0)	15.9
Other financing, net	4.8	(2.1)

Net cash provided by financing activities	11.2	88.9

Effect of foreign exchange rate changes on cash	3.1	(1.0)

Net increase in cash and cash equivalents	$95.3	$66.9

Cash and cash equivalents at beginning of period	$120.8	$60.7
Cash and cash equivalents at end of period	$216.1	$127.6

(a)

The 2011 allocation of general and administrative expenses provided by Fortune Brands, Inc. (net of tax) is included in the Consolidated Statement of Comprehensive Income and treated as a capital contribution. Refer to Note 3, “Related Party Transactions.”

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2010	$—	$703.3	$29.5	$(793.0)	$—	$3.5	$(56.7)
Comprehensive income:
Net income	—	—	—	35.4	—	0.9	36.3
Other comprehensive income	—	—	(13.9)	—	—	—	(13.9)
Common stock split	1.6	(1.6)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Dividends declared to Fortune Brands, Inc.	—	(568.3)	—	—	—	—	(568.3)

Fortune Brands, Inc. capital contribution (a)	—	2,729.7	—	—	—	—	2,729.7

Balance at September 30, 2011	$1.6	$2,863.1	$15.6	$(757.6)	$—	$3.6	$2,126.3

Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5

Comprehensive income:
Net income	—	—	—	100.3	—	0.8	101.1
Other comprehensive income	—	—	13.7	—	—	—	13.7
Stock options exercised	—	80.6	—	—	—	—	80.6
Stock-based compensation	—	20.6	—	—	(4.9)	—	15.7
Tax benefit on exercise of stock options	—	7.1	—	—	—	—	7.1
Separation-related adjustments (see note 3)	—	(5.1)	—	—	—	—	(5.1)
Treasury stock purchases	—	—	—	—	(2.2)	—	(2.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at September 30, 2012	$1.6	$2,289.6	$24.3	$22.6	$(7.2)	$3.4	$2,334.3

(a)	The 2011 allocation of general and administrative expenses provided by Fortune Brands, Inc. (net of tax) and stock-based compensation are included in the Condensed Consolidated Statement of Comprehensive Income, and with the tax benefit on exercise of options, are treated as a capital contribution. In addition, in the first quarter of 2011, Fortune Brands, Inc. made a $2.7 billion equity contribution to the Company. All related party loan balances to/from Fortune Brands, Inc. were capitalized immediately prior to the spin-off. Refer to Note 3, “Related Party Transactions.”

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The condensed consolidated balance sheet as of September 30, 2012, the related condensed consolidated statement of comprehensive income for the nine-month and three-month periods ended September 30, 2012 and 2011 and the related condensed consolidated statements of cash flows and equity for the nine-month period ended September 30, 2012 and 2011 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial information and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all annual disclosures required by GAAP. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the first nine months of 2011.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1.	Background, Basis of Presentation and Principles of Consolidation (Continued)

The condensed consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company. Prior to the Separation, the Company was a wholly-owned subsidiary of our Former Parent. Our financial statements from periods prior to the Separation were derived from the historical results of operations and historical basis of assets and liabilities and include allocations of general corporate expenses incurred directly by our Former Parent totaling $23.4 million and $8.1 million for the nine and three months ended September 30, 2011, respectively. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company during the first nine months of 2011.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for fiscal years beginning after September 15, 2012 (calendar year 2013 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Financing and Cash Management - Historically, our Former Parent provided financing, cash management and treasury services to Home & Security. The Company’s U.S. cash balances were swept by our Former Parent on a daily basis, and the Company received funding from our Former Parent for operating and investing cash needs. Cash transferred to and from the Company was recorded in the form of loans from or to our Former Parent. Loans accrued interest at rates of up to 6.0%. The weighted-average interest rate on loans to/from our Former Parent was 3.4% and 2.1% in the nine-month and three-month periods ended September 30, 2011, respectively. Related party interest expense and income are shown below.

(In millions)	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011
Related party interest expense	$29.3	$1.9
Related party interest income	(6.1)	(1.7)

Related party interest, net	$23.2	$0.2

General and Administrative Services - Until consummation of the Separation, our Former Parent performed certain functions and services on behalf of Home & Security. Refer to Note 1, “Background, Basis of Presentation and Principles of Consolidation,” for additional information.

Separation-related Adjustments to Paid-in Capital - Paid-in capital adjustments in the nine months ended September 30, 2012 were primarily due to amounts owed to our Former Parent pursuant to the Tax Allocation Agreement entered into in connection with the Separation. The Company may have adjustments to paid-in capital in future periods until our Former Parent’s tax liabilities for periods prior to the Separation are finalized with taxing authorities.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2012	December 31, 2011
Inventories:
Raw materials and supplies	$160.7	$137.1
Work in process	36.8	39.9
Finished products	194.8	159.3

Total inventories	$392.3	$336.3

Property, plant and equipment, gross	$1,479.3	$1,477.4
Less: accumulated depreciation	981.5	951.6

Property, plant and equipment, net	$497.8	$525.8

5.	Goodwill and Other Identifiable Intangible Assets

The change in the net carrying amount of goodwill by segment in the nine months ended September 30, 2012 was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Goodwill at December 31, 2011 (a)	$491.2	$569.7	$230.2	$75.5	$1,366.6
Year-to-date translation adjustments	1.6	—	—	0.2	1.8

Goodwill at September 30, 2012 (a)	$492.8	$569.7	$230.2	$75.7	$1,368.4

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012				As of December 31, 2011
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(In millions)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$620.8	$(42.0	)(b)	$578.8	$616.8	$(42.0	)(b)	$574.8
Amortizable intangible assets
Tradenames	17.2	(6.8)		10.4	16.8	(6.1)		10.7
Customer and contractual relationships	271.9	(173.0)		98.9	270.1	(163.6)		106.5
Patents/proprietary technology	50.8	(40.8)		10.0	50.2	(39.3)		10.9

Total	339.9	(220.6)		119.3	337.1	(209.0)		128.1

Total identifiable intangibles	$960.7	$(262.6)		$698.1	$953.9	$(251.0)		$702.9

(b)	Accumulated amortization prior to the adoption of revised authoritative guidance on goodwill and other intangibles assets (Accounting Standards Codification (“ASC”) 350).

We reclassified $5.6 million of internally-developed patents and tradenames as of December 31, 2011 on the balance sheet from other assets to identifiable intangible assets consistent with our current presentation.

At December 31, 2011, the estimated excess fair value in the reporting units of the Advanced Material Windows & Door Systems segment was less than 10% of the carrying value and accordingly, any further reduction in the estimated fair values could trigger a goodwill impairment charge in future periods. In addition, any future reduction in the estimated fair value of the indefinite-lived tradenames of that segment would result in an impairment charge. With regard to each of our segments, we cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and indefinite-lived tradenames. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers and strategic decisions made in response to economic and competitive conditions. Our cash flow projections used to assess impairment of our goodwill and indefinite-lived tradenames are significantly influenced by our projection for the recovery of the U.S. market for our home products in the next 3 to 5 years and our annual operating plans that are finalized in the fourth quarter of each year. Our projection for the U.S. market for our home products is inherently subject to a number of uncertainties, such as employment, home prices, credit availability and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	External Debt and Financing Arrangements

We have a $650 million 5-year committed revolving credit facility, as well as a $332.5 million term loan, both of which expire in October 2016. There was no outstanding balance on the revolving credit facility on September 30, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%.

At September 30, 2012 and December 31, 2011, we had $5.3 million and $3.8 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million, as of September 30, 2012 and December 31, 2011. The weighted-average interest rates on these borrowings were 12.3% and 11.1% in the nine-month periods ended September 30, 2012 and 2011, respectively. The weighted-average interest rates on these borrowings were 12.5% and 10.3% in the three-month periods ended September 30, 2012 and 2011, respectively.

In addition, we had an industrial revenue bond outstanding in the amount of $6.8 million as of September 30, 2012 and December 31, 2011, comprised of a long-term note maturing in 2016.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of foreign currency derivative hedges outstanding at September 30, 2012 was $165.5 million, representing a net settlement liability of $2.2 million. Based on foreign exchange rates as of September 30, 2012, we estimate that $1.5 million of net foreign currency derivative losses included in other comprehensive income as of September 30, 2012 will be reclassified to earnings within the next twelve months. The gross U.S. dollar equivalent notional amount of commodity derivatives outstanding at September 30, 2012 was $8.1 million. We estimate that $0.3 million of commodity derivative gains included in other comprehensive income as of September 30, 2012 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Financial Instruments (Continued)

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of September 30, 2012 and December 31, 2011 were:

(In millions)		Fair Value
		September 30, 2012	December 31, 2011
Assets
Foreign exchange contracts	Other current assets	$0.7	$2.5
Commodity contracts	Other current assets	0.4	0.1

	Total assets	$1.1	$2.6
Liabilities
Foreign exchange contracts	Other current liabilities	$2.9	$1.0
Commodity contracts	Other current liabilities	—	0.5

	Total liabilities	$2.9	$1.5

The effects of derivative financial instruments on the statements of comprehensive income and other comprehensive income (“OCI”) for the nine and three months ended September 30, 2012 and 2011 were:

(In millions)	Gain (Loss) in Nine Months Ended September 30,
	Recognized in OCI		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow	$(1.3)	$0.9	Net sales	$0.1	$(0.7)
			Cost of products sold	0.5	1.9
Fair value	—	—	Other (expense) income, net	(0.5)	—

Total	$(1.3)	$0.9	Total	$0.1	$1.2

(In millions)	Gain (Loss) in Three Months Ended September 30,
	Recognized in OCI		Recognized in Income
Type of hedge	2012	2011	Location of Gain (Loss) Recognized in Income	2012	2011
Cash flow	$(1.4)	$1.1	Net sales	$—	$(0.3)
			Cost of products sold	0.2	0.1
Fair value	—	—	Other (expense) income, net	(1.1)	0.1

Total	$(1.4)	$1.1	Total	$(0.9)	$(0.1)

In the nine and three months ended September 30, 2012, the ineffective portion of cash flow hedges recognized primarily in selling, general and administrative expense was a gain of $0.6 million and $0.8 million, respectively. In the nine and three months ended September 30, 2011, the ineffective portion of cash flow hedges recognized was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 were as follows:

(In millions)	September 30, 2012	December 31, 2011
Assets
Derivative financial instruments (Level 2)	$1.1	$2.6
Deferred compensation program assets (Level 1)	3.5	4.2

Total assets	$4.6	$6.8
Liabilities
Derivative financial instruments (Level 2)	$2.9	$1.5

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

The $339.3 million carrying value of the Company’s long-term debt as of September 30, 2012 and $406.8 million as of December 31, 2011 approximates its fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the nine and three months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Service cost	$9.1	$9.6	$0.3	$0.4
Interest cost	23.0	23.3	3.1	3.3
Expected return on plan assets	(27.7)	(31.3)	—	—
Amortization of prior service cost	0.3	0.2	0.3	0.2
Recognition of actuarial losses (gains)	1.9	33.2	1.8	(0.1)
Curtailment and settlement losses	—	0.4	—	—

Net periodic benefit cost	$6.6	$35.4	$5.5	$3.8

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Service cost	$1.6	$3.2	$0.1	$0.1
Interest cost	7.7	7.7	1.0	1.0
Expected return on plan assets	(9.2)	(10.4)	—	—
Amortization of prior service cost	0.1	—	0.1	0.1
Recognition of actuarial losses (gains)	1.9	32.4	1.8	(0.1)
Curtailment and settlement losses	—	0.4	—	—

Net periodic benefit cost	$2.1	$33.3	$3.0	$1.1

In the third quarter of 2011, we communicated to employees our decision to freeze our salaried pension plans as of December 31, 2016. As a result, we remeasured our pension liability, updating our pension measurement assumptions and recognized actuarial losses as shown above.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2012 and 2011 were 31.8% and 47.0%, respectively. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit and a decrease in valuation allowance due to certain restructuring actions. The effective income tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends remitted to our Former Parent in preparation for the Separation and favorably impacted by enacted changes in state tax laws that reduced the net deferred tax liability by $2.0 million.

The effective income tax rates for the three months ended September 30, 2012 and 2011 were 32.3% and 86.8%, respectively. The effective income tax rate in 2012 was favorably impacted by a decrease in valuation allowance due to certain restructuring actions. The effective income tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends remitted to our Former Parent in preparation for the Separation.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $13 million to $18 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2012 and 2011 are shown below.

(In millions)	Nine Months Ended September 30, 2012
	Restructuring Charges	Other Charges(a)	Total Charges
Kitchen & Bath Cabinetry	$3.6	$10.0	$13.6
Advanced Material Windows & Door Systems	1.0	(3.5)	(2.5)
Security & Storage	(0.5)	—	(0.5)

Total	$4.1	$6.5	$10.6

(In millions)	Nine Months Ended September 30, 2011
	Restructuring Charges	Other Charges(a)	Total Charges
Kitchen & Bath Cabinetry	$0.8	$(0.2)	$0.6
Plumbing & Accessories	—	(0.1)	(0.1)
Advanced Material Windows & Door Systems	1.0	1.9	2.9

Total	$1.8	$1.6	$3.4

(In millions)	Three Months Ended September 30, 2012
	Restructuring Charges	Other Charges(a)	Total Charges
Kitchen & Bath Cabinetry	$2.6	$9.0	$11.6
Advanced Material Windows & Door Systems	0.5	(3.5)	(3.0)

Total	$3.1	$5.5	$8.6

(In millions)	Three Months Ended September 30, 2011
	Restructuring Charges	Other Charges(a)	Total Charges
Kitchen & Bath Cabinetry	$0.4	$(0.2)	$0.2
Plumbing & Accessories	—	0.1	0.1
Advanced Material Windows & Door Systems	0.7	1.5	2.2

Total	$1.1	$1.4	$2.5

(a)

“Other Charges,” which are recorded in costs of products sold in the nine and three months ended September 30, 2012 and 2011, represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.	Restructuring and Other Charges (Continued)

For the nine and three months ended September 30, 2012 and 2011, restructuring and other charges primarily related to previously announced supply-chain initiatives.

In August 2012, we announced and initiated a restructuring action in the Kitchen & Bath Cabinetry segment. As a result of the restructuring, in the third quarter of 2012 we recorded restructuring and other charges of approximately $12 million due to the planned closure of our Martinsville, Virginia cabinet manufacturing facility. Pre-tax charges included $2.5 million of workforce reduction and exit costs to close the facility and to consolidate manufacturing at other facilities and $9.7 million of other charges, primarily accelerated depreciation of long-lived assets associated with the closed facility. The restructuring actions are being undertaken to further enhance the efficiency and flexibility of the Company’s supply chains. The restructuring activities are expected to be substantially completed in the fourth quarter of 2012 and charges in future periods for this facility closure are not expected to be material.

The Company’s restructuring liability was not material as of September 30, 2012 and December 31, 2011.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Information on Business Segments

Net sales and operating income by segment for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
(In millions)	2012	2011	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$987.1	$954.6	3.4%
Plumbing & Accessories	804.2	704.7	14.1
Advanced Material Windows & Door Systems	431.4	399.2	8.1
Security & Storage	420.5	394.0	6.7

Net sales	$2,643.2	$2,452.5	7.8%

Operating Income (Loss)
Kitchen & Bath Cabinetry	$14.1	$20.9	(32.5)%
Plumbing & Accessories	127.5	98.9	28.9
Advanced Material Windows & Door Systems	4.4	(9.6)	145.8
Security & Storage	54.2	45.7	18.6
Corporate expenses	(46.0)	(62.1)	25.9

Operating income	$154.2	$93.8	64.4%

Corporate expenses
General and administrative expense (a)	$(44.9)	$(29.9)
Defined benefit plan expense (b)	(1.1)	(29.8)
Business separation costs	—	(2.4)

Total Corporate expenses	$(46.0)	$(62.1)	25.9%

(a)	Includes a $24.6 million allocation of general corporate expenses incurred directly by our Former Parent in the nine months ended September 30, 2011.
(b)	Includes actuarial losses of $3.7 million and $33.1 million recorded in the nine months ended September 30, 2012 and 2011, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12.	Information on Business Segments (Continued)

Net sales and operating income by segment for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
(In millions)	2012	2011	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$329.7	$310.7	6.1%
Plumbing & Accessories	278.2	249.1	11.7
Advanced Material Windows & Door Systems	158.4	148.2	6.9
Security & Storage	142.8	140.0	2.0

Net sales	$909.1	$848.0	7.2%
Operating Income (Loss)
Kitchen & Bath Cabinetry	$1.5	$7.8	(80.8)%
Plumbing & Accessories	48.5	38.6	25.6
Advanced Material Windows & Door Systems	9.2	(0.3)	—
Security & Storage	20.8	20.0	4.0
Corporate expenses	(19.4)	(45.3)	57.2

Operating income	$60.6	$20.8	191.3%
Corporate expenses
General and administrative expense(a)	$(16.2)	$(11.2)
Defined benefit plan expense (b)	(3.2)	(31.7)
Business separation costs	—	(2.4)

Total Corporate expenses	$(19.4)	$(45.3)	57.2%

(a)	Includes a $9.3 million allocation of general corporate expenses incurred directly by our Former Parent in the three months ended September 30, 2011.
(b)	Includes actuarial losses of $3.7 million and $32.3 million recorded in the three months ended September 30, 2012 and 2011, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(Unaudited)

13.	Earnings Per Share

The computations of basic and diluted earnings per common share were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Net income attributable to Home & Security	$100.3	$35.4	$40.0	$2.2

Basic earnings per common share	$0.63	$0.23	$0.25	$0.01

Diluted earnings per common share	$0.61	$0.23	$0.24	$0.01

Basic average shares outstanding	159.8	155.1	161.2	155.1
Stock-based awards	5.3	—	5.8	—

Diluted average shares outstanding	165.1	155.1	167.0	155.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.8	—	0.4	—

Basic and diluted earnings per common share and the average number of shares of common stock outstanding in the nine and three months ended September 30, 2011 were retrospectively restated adjusting the number of shares of Home & Security common stock using the number of shares of common stock outstanding as of September 27, 2011. In periods prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share since no Home & Security stock-based awards were outstanding prior to the Separation.

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security in the nine months ended September 30, 2012 and 2011. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

With a foundation of market-leading brands across a diversified mix of channels and lean and flexible supply chains, as well as strong innovation and customer service, we are focused on outperforming our markets in both growth and returns and driving increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market improve from current levels, we expect the benefits of operating leverage and strategic spending will help us to substantially improve profitability.

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

We remain focused on our initiatives designed to outperform our markets. We believe our strong brand positions across a diversified mix of channels, consumer-focused innovation, flexible and efficient supply chains and excellent customer service will position our business to perform well in the marketplace. While our markets have recently started to improve from historic lows, we expect that future market growth may be gradual and uneven. As a result, we expect that our near term results may be uneven and challenging as consumers remain cautious, particularly for big-ticket purchases such as cabinets, windows and doors. In addition, we expect costs may be higher for materials and transportation, a consumer preference for lower-priced value-oriented products may persist, and a heavy promotional environment for big-ticket discretionary purchases may continue through 2012 but remain at about the same level as we experienced in 2011. We strive to offset the unfavorable impact of these items with productivity initiatives and price increases.

RESULTS OF OPERATIONS

Basis of Presentation

The condensed consolidated financial statements and segment information included in this Quarterly Report on Form 10-Q have been derived principally from the consolidated financial statements of the Company. Prior to the Separation, the Company was a wholly-owned subsidiary of our Former Parent. Our financial statements from periods prior to the Separation were derived from the historical results of operations and the historical basis of assets and liabilities and include allocations of general corporate expenses incurred directly by our Former Parent totaling $23.4 million and $8.1 million for the nine and three months ended September 30, 2011, respectively. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company during the first nine months of 2011. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the first nine months of 2011.

RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

	Net Sales
			% Change
(In millions)	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$987.1	$954.6	3.4%
Plumbing & Accessories	804.2	704.7	14.1
Advanced Material Windows & Door Systems	431.4	399.2	8.1
Security & Storage	420.5	394.0	6.7

Net sales	$2,643.2	$2,452.5	7.8%

	Operating Income (Loss)
			% Change
	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$14.1	$20.9	(32.5)%
Plumbing & Accessories	127.5	98.9	28.9
Advanced Material Windows & Door Systems	4.4	(9.6)	145.8
Security & Storage	54.2	45.7	18.6
Corporate expenses	(46.0)	(62.1)	25.9

Operating income	$154.2	$93.8	64.4%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Consolidated results of operations should be read in conjunction with segment results of operations.

Certain items had a significant impact on our pre-tax operating income in the nine months ended September 30, 2012 and 2011. These included recognition of defined benefit plan actuarial losses, restructuring and other charges, business separation costs and corporate administrative expenses associated with operating as a stand-alone company:

•

Recognition of defined benefit plan actuarial losses, in the Corporate segment, in 2012 of $3.7 million compared to losses of $33.1 million in 2011 due to remeasurement of our pension liability as a result of a decision in the third quarter of 2011 to freeze our salaried pension plans.

•	Restructuring and other charges of $10.6 million in 2012, primarily due to closure of a cabinet manufacturing facility, compared to $3.4 million in 2011.
•	Business separation costs of $2.4 million in 2011.
•	Incremental corporate office administrative expenses of $15.0 million associated with operating as a stand-alone company in 2012.

Net Sales

Net sales increased $190.7 million, or 8%. The increase was primarily due to higher sales volume from improved U.S. market conditions (particularly new construction) and the impact of price increases to help mitigate raw material and transportation cost increases. These increases were partially offset by unfavorable mix, higher customer programs costs and approximately $10 million of unfavorable foreign exchange.

RESULTS OF OPERATIONS (Continued)

Cost of products sold

Cost of products sold increased $81.6 million, or 5%, primarily due to higher sales volume, $9.4 million of accelerated depreciation related to the previously announced closure of a cabinet manufacturing facility, and increased raw material costs (mainly for globally sourced products, wood, resins and steel). These increases were partially offset by $15.6 million of lower expense from actuarial losses related to defined benefit plans ($1.5 million in the first nine months of 2012 compared to $17.1 million for the same period in 2011). In addition, cost of goods sold benefited from productivity improvements, including previously announced restructuring actions.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $51.2 million, or 8%, primarily due to higher volume-related expenses, planned increases in strategic spending to support growth initiatives and new product introductions, higher incentive compensation expense and increased transportation costs, as well as $15.0 million of higher corporate office administrative expenses associated with operating as a stand-alone company. Selling, general and administrative expenses benefited from $13.8 million in lower expense from actuarial losses related to defined benefit plans ($2.2 million in the first nine months of 2012 compared to $16.0 million for the same period in 2011).

Amortization of intangible assets

Amortization of intangible assets decreased $2.4 million, primarily due to an identifiable intangible asset that was fully amortized in 2012.

Restructuring charges

Restructuring charges of $4.1 million and $1.8 million in the nine months ended September 30, 2012 and 2011, respectively, primarily related to supply chain initiatives in our Kitchen & Bath Cabinetry segment.

Business separation costs

In the third quarter of 2011, we recorded $2.4 million of business separation costs related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income increased $60.4 million, or 64%, primarily due to higher sales, the benefit of productivity initiatives, including previously announced restructuring actions, as well as price increases implemented to help mitigate approximately $25 million of higher raw material and transportation costs. These increases in operating income were partially offset by unfavorable changes in customer and product mix, higher incentive compensation expense, and increases in strategic spending to support growth initiatives and new product introductions. In addition, certain items had a significant impact on our operating income:

	Nine Months Ended September 30,
(In millions)	2012	2011	Increase/(decrease) in operating income
Defined benefit plan actuarial losses	$3.7	$33.1	$29.4
Restructuring and other charges	10.6	3.4	(7.2)
Business separation costs	—	2.4	2.4
Corporate office administrative costs	44.9	29.9	(15.0)

Related party interest expense, net

Related party interest expense, net, was $23.2 million in the nine months ended September 30, 2011. This expense related to loans from our Former Parent prior to the Separation. There was no related party interest expense in 2012 because there were no loans with our Former Parent subsequent to the Separation.

External interest expense (income)

External interest expense (income) increased $6.4 million to $6.6 million predominantly from external borrowings as a stand-alone company.

Other (income) expense, net

Other (income) expense, net, was income of $0.6 million in the nine months ended September 30, 2012, compared to expense of $1.9 million in the same period of 2011, primarily due to interest income in 2012 compared to unfavorable foreign currency adjustments in 2011.

Income taxes

The effective income tax rates for the nine months ended September 30, 2012 and 2011 were 31.8% and 47.0%, respectively. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit and a decrease in valuation allowance due to certain restructuring actions. The effective income tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends remitted to our Former Parent in preparation for the Separation and favorably impacted by enacted changes in state tax laws that reduced the net deferred tax liability by $2.0 million.

RESULTS OF OPERATIONS (Continued)

Net income attributable to Home & Security

Net income attributable to Home & Security was $100.3 million in the nine months ended September 30, 2012 compared to $35.4 million in the nine months ended September 30, 2011. The increase of $64.9 million was primarily due to higher operating income and the absence of 2011 related party interest expense.

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $32.5 million, or 3%, primarily due to higher sales volume related to new housing construction growth, expansion of existing programs, and price increases to help mitigate raw material and transportation cost increases. These increases were partially offset by unfavorable mix, higher customer program costs and approximately $5 million of unfavorable foreign exchange.

Operating income decreased $6.8 million, or 33%. The decrease was primarily due to $13.0 million of higher restructuring and other charges, reflecting accelerated depreciation, workforce reduction costs and facility exit costs related to the previously announced closure of our Martinsville, Virginia cabinet manufacturing facility. In addition, operating income was unfavorably impacted by higher customer program costs, increased costs for raw materials (wood-related and globally sourced product) and transportation, unfavorable mix, increased costs to support long-term growth initiatives, and higher incentive compensation expense. Operating income benefited from increased sales volume, price increases and productivity improvements, including previously announced restructuring actions.

Plumbing & Accessories

Net sales increased $99.5 million, or 14%, primarily due to higher sales volume in the U.S., driven by strength from the new construction market, as well as higher international sales, particularly in China. Net sales also benefited from price increases to help mitigate raw material cost increases. The increase in net sales was partially offset by higher customer program costs.

Operating income increased $28.6 million, or 29%, primarily due to higher sales volume, productivity improvements and price increases. Operating income was unfavorably impacted by the mix of business, higher incentive compensation expense and increased costs for raw materials.

Advanced Material Windows & Door Systems

Net sales increased $32.2 million, or 8%, primarily due to strength in the U.S. new construction market impacting both door and window products, new business and price increases implemented to help mitigate higher raw material and transportation costs.

Operating income improved $14.0 million, to income of $4.4 million, primarily due to higher sales volume, price increases, productivity initiatives, $5.4 million of lower restructuring and other charges, and $2.0 million of income attributable to a reduction of a contingent consideration liability related to an acquisition. Operating income was unfavorably impacted by higher incentive compensation expense and unfavorable mix.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Security & Storage

Net sales increased $26.5 million, or 7%, primarily due to strong global sales of security and safety products, as well as increased retailer-driven promotional volume in tool storage in the first quarter of 2012. Net sales were impacted by approximately $5 million of unfavorable foreign exchange.

Operating income increased $8.5 million, or 19%, primarily due to higher sales volume, partially offset by strategic growth spending. Price increases offset the impact of higher sourced material and steel costs.

Corporate

Corporate expenses decreased $16.1 million, primarily due to $29.4 million of lower expense from actuarial losses related to defined benefit plans ($3.7 million in the first nine months of 2012 compared to $33.1 million for the same period in 2011), as well as the absence of $2.4 million in 2011 of business separation costs. Corporate expenses were unfavorably impacted by $15.0 million in higher administrative expenses associated with operating as a stand-alone company. In the comparable period of 2011, the Company operated as a subsidiary of our Former Parent.

The interest cost, expected return on plan assets and actuarial gain or loss components of all the Company’s defined benefit plans are recorded in our Corporate segment. In future periods the Company may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurement of these liabilities in the fourth quarter attributable to updating our liability discount rates and expected return on pension plan assets may, in particular, result in material income or expense recognition. Based on current relevant interest rate benchmarks and year-to-date pension asset returns, the Company estimates that it may incur additional defined benefit plan net actuarial losses in the range of $25 million to $35 million (pre-tax) in the fourth quarter of 2012, due to declining discount rates since December 31, 2011, the last remeasurement date. Any actual actuarial loss will be based upon spot discount rates as of December 31, 2012 and our full year 2012 pension asset returns, and may materially differ from this estimate. A decrease of 25 basis points in the discount rate would result in an increase in our defined benefit plan liability of approximately $25 million.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Corporate (Continued)

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

(In millions)	Nine Months Ended
	September 30,
	2012	2011
General and administrative expense (a)	$(44.9)	$(29.9)
Defined benefit plan expense (b)	(1.1)	(29.8)
Business separation costs	—	(2.4)

Total Corporate expenses	$(46.0)	$(62.1)

(a)	Includes a $24.6 million allocation of general corporate expenses incurred directly by our Former Parent in the nine months ended September 30, 2011.
(b)	Includes actuarial losses of $3.7 million and $33.1 million recorded in the nine months ended September 30, 2012 and 2011, respectively.

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

	Net Sales
			% Change
(In millions)	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$329.7	$310.7	6.1%
Plumbing & Accessories	278.2	249.1	11.7
Advanced Material Windows & Door Systems	158.4	148.2	6.9
Security & Storage	142.8	140.0	2.0

Net sales	$909.1	$848.0	7.2%

	Operating Income (Loss)
			% Change
	2012	2011	vs. Prior Year
Kitchen & Bath Cabinetry	$1.5	$7.8	(80.8)%
Plumbing & Accessories	48.5	38.6	25.6
Advanced Material Windows & Door Systems	9.2	(0.3)	—
Security & Storage	20.8	20.0	4.0
Corporate expenses	(19.4)	(45.3)	57.2

Operating income	$60.6	$20.8	191.3%

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Consolidated results of operations should be read in conjunction with segment results of operations.

Certain items had a significant impact on our pre-tax operating income in the three months ended September 30, 2012 and 2011. These included recognition of defined benefit plan actuarial losses, restructuring and other charges, business separation costs and corporate administrative expenses associated with operating as a stand-alone company:

•

Recognition of defined benefit plan recognition of actuarial losses, in the Corporate segment, in 2012 of $3.7 million compared to losses of $32.3 million in 2011 due to remeasurement of our pension liability as a result of a decision in the third quarter of 2011 to freeze our salaried pension plans.

•	Restructuring and other charges of $8.6 million in 2012, primarily due to closure of a cabinet manufacturing facility, compared to $2.5 million in 2011.
•	Business separation costs of $2.4 million in 2011.
•	Incremental corporate office administrative costs of $5.0 million associated with operating as a stand-alone company in 2012.

Net Sales

Net sales increased $61.1 million, or 7%. The increase was primarily due to higher sales volume from new housing construction growth and the impact of price increases to help mitigate raw material and transportation cost increases. These increases were partially offset by approximately $5 million of unfavorable foreign exchange.

RESULTS OF OPERATIONS (Continued)

Cost of products sold

Cost of products sold increased $14.6 million, or 2%, primarily due to higher sales volume, $9.4 million of accelerated depreciation related to the previously announced closure of a cabinet manufacturing facility, and increased raw material costs (mainly for globally sourced products and wood). These increases were partially offset by $15.5 million in lower defined benefit plan expense from actuarial losses ($1.5 million in the three months ended September 30, 2012 compared to $17.0 million for the same period of 2011). Cost of products sold also benefited from productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $8.2 million, or 4%, primarily due to higher volume-related expenses, higher incentive compensation expense, planned increases in strategic spending to support growth initiatives and new product introductions and $5.0 million of higher corporate office administrative expenses associated with operating as a stand-alone company. Selling, general and administrative expenses benefited from $13.1 million in lower expense from actuarial losses related to defined benefit plans ($2.2 million in the three months ended September 30, 2012 compared to $15.3 million for the same period of 2011).

Amortization of intangible assets

Amortization of intangible assets decreased $1.1 million due to an identifiable intangible asset that was fully amortized in the first half of 2012.

Restructuring charges

Restructuring charges of $3.1 million and $1.1 million in the three months ended September 30, 2012 and 2011, respectively, primarily related to supply chain initiatives in our Kitchen & Bath Cabinetry segment.

Business separation costs

In the third quarter of 2011, we recorded $2.4 million of business separation costs related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income increased $39.8 million, or 191%, partly due to higher sales, the benefit of productivity initiatives and price increases implemented to help mitigate approximately $5 million of higher raw material costs. These increases in operating income were partially offset by higher incentive compensation expense. In addition, certain items had a significant impact on our operating income:

(In millions)	Three Months Ended September 30,
	2012	2011	Increase/(decrease) in operating income
Defined benefit plan actuarial losses	$3.7	$32.3	$28.6
Restructuring and other charges	8.6	2.5	(6.1)
Business separation costs	—	2.4	2.4
Corporate office administrative costs	16.2	11.2	(5.0)

External interest expense (income)

External interest expense (income) increased $2.1 million to $2.0 million from external borrowings as a stand-alone company.

Other (income) expense, net

Other (income) expense, net, was income of $0.8 million in the three months ended September 30, 2012 compared to expense of $1.8 million in the same period of 2011 primarily due to interest income in 2012 compared to unfavorable foreign currency adjustments in 2011.

Income taxes

The effective income tax rates for the three months ended September 30, 2012 and 2011 were 32.3% and 86.8%, respectively. The effective income tax rate in 2012 was favorably impacted by a decrease in valuation allowance due to certain restructuring actions. The effective income tax rate in 2011 was unfavorably impacted by a tax charge of $8.5 million related to foreign dividends remitted to our Former Parent in preparation for the Separation.

Net income attributable to Home & Security

The net income attributable to Home & Security was $40.0 million in the three months ended September 30, 2012 compared to $2.2 million in the three months ended September 30, 2011. The increase of $37.8 million was primarily due to higher operating income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $19.0 million, or 6%, primarily due to higher sales volume related to new housing construction growth, expansion of existing programs, favorable mix and price increases to help mitigate raw material and transportation cost increases.

Operating income decreased $6.3 million, or 81%, primarily due to $11.4 million in higher restructuring and other charges, reflecting accelerated depreciation, workforce reduction costs and facility exit costs related to the previously announced closure of our Martinsville, Virginia cabinet manufacturing facility, as well as higher incentive compensation expense. Operating income benefited from higher sales volume and productivity improvements, including previously announced restructuring actions.

Plumbing & Accessories

Net sales increased $29.1 million, or 12%, primarily due to higher sales volume in the U.S., driven by strength from the new construction market, as well as higher international sales, particularly in China.

Operating income increased $9.9 million, or 26%, primarily due to higher sales volume and productivity improvements, partially offset by planned increases in strategic spending to support growth initiatives and new product introductions.

Advanced Material Windows & Door Systems

Net sales increased $10.2 million, or 7%, primarily due to improved conditions in the U.S. new construction market, particularly impacting our doors products, and new business.

Operating income improved $9.5 million to income of $9.2 million, primarily due to higher sales volume, productivity improvements and $5.2 million lower restructuring and other charges. Operating income was unfavorably impacted by higher incentive compensation expense.

Security & Storage

Net sales increased $2.8 million, or 2%, primarily due to strong retail sales volume and increased global sales of security and safety products. Net sales increases were partially offset by lower tool storage sales.

Operating income increased $0.8 million, or 4%, primarily due to higher sales volume and the benefit of productivity improvements. These benefits were partially offset by planned increases in strategic spending to support growth initiatives and new product introductions.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Corporate

Corporate expenses decreased $25.9 million, primarily due to $28.6 million of lower expense from actuarial losses related to defined benefit plans ($3.7 million in the three months ended September 30, 2012 compared to $32.3 million for the same period in 2011 when we remeasured our pension liability as a result of a decision in the third quarter of 2011 to freeze our salaried pension plans), as well as the absence of $2.4 million in 2011 of business separation costs. Corporate expenses were unfavorably impacted by $5.0 million of higher administrative costs associated with operating as a stand-alone company. In the comparable period of 2011, the Company operated as a subsidiary of our Former Parent.

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

(In millions)	Three Months Ended
	September 30,
	2012	2011
General and administrative expense (a)	$(16.2)	$(11.2)
Defined benefit plan expense (b)	(3.2)	(31.7)
Business separation costs	—	(2.4)

Total Corporate expenses	$(19.4)	$(45.3)

(a)	Includes a $9.3 million allocation of general corporate expenses incurred directly by our Former Parent in the three months ended September 30, 2011.
(b)	Includes actuarial losses of $3.7 million and $32.3 million in the three months ended September 30, 2012 and 2011, respectively.

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

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the next three years ending July 25, 2015. In the third quarter of 2012, we repurchased 100,000 shares of our outstanding common stock under the share repurchase program. As of September 30, 2012 the Company’s total remaining share repurchase authorization was $147,829,885. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

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

Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, we paid a dividend of $48.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. In the first quarter of 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing our loan balances with our Former Parent. On September 30, 2012, we had cash and cash equivalents of $216.1 million, a majority of which was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The permanent repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered permanently reinvested.

We have a $650 million committed revolving credit facility, as well as a $332.5 million term loan, both of which expire in October 2016. There was no outstanding balance on the revolving credit facility on September 30, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At September 30, 2012, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30,
(In millions)	2012	2011
Net cash provided by operating activities	$119.4	$23.0
Net cash used in investing activities	(38.4)	(44.0)
Net cash provided by financing activities	11.2	88.9
Effect of foreign exchange rate changes on cash	3.1	(1.0)

Net increase in cash and cash equivalents	$95.3	$66.9

Net cash provided by operating activities increased by $96.4 million primarily due to increased net income, as well as lower incentive compensation and customer program payments in the first nine months of 2012 compared to the first nine months of 2011. The increase was partially offset by the unfavorable impact of higher accounts receivable as a result of increased sales in September of 2012 compared to 2011 combined with higher December 2011 collections, higher inventory to support sales growth and customer service levels and $20 million in higher pension plan contributions in 2012.

Net cash used in investing activities decreased by $5.6 million primarily due to proceeds from the sale of previously closed facilities.

Net cash provided by financing activities decreased by $77.7 million primarily due to net debt repayments of $66.0 million and the absence of borrowings and capital contributions from our Former Parent ($90.3 million), partially offset by cash received in 2012 from the exercise of stock options in 2012 ($80.6 million).

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $407.1 million and $346.1 million as of September 30, 2012 and December 31, 2011, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $9.7 million and $10.6 million as of September 30, 2012 and December 31, 2011, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the Company could experience higher levels of customer defaults and bad debt expense in future periods.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. We did not make any pension contributions to qualified pension plans in 2011. In the third quarter of 2012, we contributed $20 million to qualified pension plans. As of December 31, 2011, the fair value of our total pension plan assets was $477.9 million, representing 77% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for fiscal years beginning after September 15, 2012 (calendar year 2013 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Exchange Act) for the three months ended September 30, 2012:

Three Months Ended September 30, 2012	Total number of shares purchased (a)(b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	948	$22.42	—	$150,000,000
August 1 – August 31	100,000	21.70	100,000	147,829,885
September 1 – September 30	—	—	—	147,829,885

Total	100,948	$21.71	100,000	—

(a)

On July 25, 2012, the Company’s Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock from July 25, 2012 to July 25, 2015. During the three months ended September 30, 2012, the Company repurchased 100,000 shares of our outstanding common stock under the share repurchase program.

(b)

The Company purchased 948 shares between July 1, 2012 and September 30, 2012 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6.	EXHIBITS

3(i).*	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc.

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Statement of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: November 5, 2012	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).*	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc.

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statement of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Statement of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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