Form 10-K
period 2012-12-31
Fortune Brands Home & Security, Inc.
filed 2013-02-27
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒        No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐        No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☒      Accelerated filer      ☐      Non-accelerated filer      ☐      Smaller reporting company      ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2012 (the last day of our most recent second quarter) was $3,560,166,002. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 1, 2013, was 164,219,696.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on April 29, 2013 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2013 Proxy Statement”) is incorporated by reference into Part III  hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the Securities and Exchange Commission (the “SEC”) or, with respect to any documents incorporated by reference, available at the time such document was prepared. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the section below entitled “Risk Factors.” Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Home & Security,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries, after giving effect to the spin-off of Home & Security from Fortune Brands, Inc. and (ii) “Former Parent” refer to Fortune Brands, Inc.

Separation

On September 27, 2011, the board of directors of our Former Parent approved the spin-off of Home & Security into an independent, publicly-traded company (the “Separation”). On October 3, 2011, the Separation was completed, with the stockholders of our Former Parent receiving one share of Home & Security common stock for each share of Former Parent common stock held on September 20, 2011. Following the Separation, our Former Parent changed its name to Beam Inc. and retained no ownership interest in Home & Security. On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS”.

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our categories. With a foundation of market-leading brands and lean and flexible supply chains, as well as strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets.

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

Continue to develop innovative products for customers, designers, installers and consumers.     Sustained investments in consumer-driven product innovation and customer service, along with our lower cost structures, have contributed to our success in winning significant new business in the marketplace and creating consumer demand. MasterBrand Cabinets launched innovative new door designs, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price. We have emerged as an industry leader in promoting energy efficiency and “green” products. Moen has introduced an extensive line of eco-friendly faucets and showerheads that carry the EPA’s WaterSense designation. Moen’s track record of continued innovation includes offerings such as a market-leading Spot Resist finish and our touchless Motionsense faucet. Therma-Tru and Simonton are leveraging advanced materials to deliver products that combine aesthetic beauty and energy efficiency. Therma-Tru introduced a new line of smooth fiberglass doors. Master Lock has long been an innovative leader in security products, such as the easy-to-use Dial Speed™ combination padlocks, and continues to grow by entering adjacent security categories such as life safety and electronic access control solutions.

Expand in international markets.    We have opportunities to expand sales by further penetrating international markets, which represented approximately 17% of net sales in 2012. For example, Moen is expanding in China, India and South America. Kitchen Craft is a strong and growing cabinetry brand in Canada. Master Lock continues to expand its presence in Europe and Asia Pacific, while Therma-Tru is making inroads in Canada as consumers transition from traditional entry door materials to more advanced and energy-efficient fiberglass doors.

Leverage our global supply chains.    We are using lean manufacturing, design-to-manufacture and distributive assembly techniques to make our supply chains more flexible and improve supply chain quality, cost, response times and asset efficiency. We view our supply chains as a strategic asset not only to support strong operating leverage as volumes recover, but also to enable the profitable growth of new products, adjacent market expansion and international growth.

Enhance returns and deploy our cash flow to high-return opportunities.    We believe our most attractive opportunities are to invest in profitable organic growth initiatives. In addition, we may invest in add-on acquisitions that leverage our existing brands and infrastructure, and we may make purchases of shares of our common stock under our share repurchase program. Both add-on acquisitions and share repurchase opportunities may be particularly attractive in the next few years given the uncertain and uneven pace of recovery in our end markets. We expect that our Board of Directors will periodically evaluate establishing a dividend.

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

Strategic focus on attractive consumer-facing categories.    We believe we operate in categories that, while very competitive, are among the more attractive categories in the home products and security products industries. Some of the key characteristics that make these categories attractive in our view include the following:

>	product quality, innovation, fashion, finish, durability and functionality, which are key determinants of product selection in addition to price;

>	established brands, which are meaningful to both consumers and trade customers;

>	the opportunity to add value to a complex consumer purchasing decision with excellent service propositions, reliability of products, ease of installation and superior delivery lead times;

>	the value our products add to a home, particularly with kitchen and bath remodeling and additions, the curb appeal offered by stylish entry door systems and the potential energy efficiency benefits of advanced materials windows and doors;

>	favorable long-term trends that benefit the outlook for our markets over time;

>	the relatively stable demand for security products; and

>	the opportunity to expand into adjacent categories.

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

Commitment to innovation.    The Company has a long track record of successful product and process innovations that introduce valued new products and services to our customers and consumers. The Company is committed to continuing its investments in new product development and enhancing customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix.    We sell in a variety of product categories in the U.S. home and security products market. In addition, our exposure to changing levels of U.S. residential new home construction activity is counteracted by repair-and-remodel activity, which comprises a substantial majority of the overall U.S. home products market. We also benefit from a stable market for security and storage products and international sales growth opportunities.

Diverse sales channels.    We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage existing sales channels to expand into adjacent product categories. In 2012, sales to our top ten customers represented less than half of total sales.

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

Business Segments

We have four business segments: Kitchen & Bath Cabinetry, Plumbing & Accessories, Advanced Material Windows & Door Systems, and Security & Storage. The following table contains key information regarding each of these segments, including what we believe are our leadership positions:

Segment	2012 Net Sales (in millions)	Percentage of Total 2012 Net Sales	Leadership Position	Key Brands
Kitchen & Bath Cabinetry	$1,326	37%	#1 Kitchen & Bath Cabinetry manufacturer in North America	Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Schrock, Homecrest, Decorá, Diamond, Kemper, Thomasville(a) and Martha Stewart Living(a)

Plumbing & Accessories	$1,101	31%	#1 faucet brand in North America and a leader in China	Moen, Cleveland Faucet Group (CFG)

Advanced Material Windows & Door Systems	$587	16%	#1 fiberglass residential entry door brand in the U.S. and a leader in vinyl windows	Therma-Tru, Simonton, Fypon

Security & Storage	$577	16%	#1 in padlocks in North America and a leader in broader access control markets in North America and Europe	Master Lock, American Lock, Waterloo
Total	$3,591	100%

(a)

Thomasville Cabinetry is a registered trademark of Thomasville Home Furnishings, Inc. a subsidiary of Furniture Industries, Inc., and Martha Stewart Living is a registered trademark of Martha Stewart Living Omnimedia, Inc.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 17% of 2012 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 10% of the Company’s net sales in 2012. Sales to all U.S. home centers in the aggregate were approximately 27% of net sales in 2012.

Kitchen & Bath Cabinetry.    Our Kitchen & Bath Cabinetry segment manufactures custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home. We sell a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Schrock, Homecrest, Decorá, Diamond, Kemper, Thomasville and Martha Stewart Living. Substantially all of

this segment’s sales are in North America. We sell directly to kitchen and bath dealers, home centers, wholesalers and large builders. Sales to The Home Depot and Lowe’s comprised approximately 32% of net sales of the Kitchen & Bath Cabinetry segment in 2012. Our competitors include Masco and American Woodmark, as well as a large number of small suppliers.

Plumbing & Accessories.    Our Plumbing & Accessories segment manufactures or assembles faucets, accessories and kitchen sinks in North America, China and India, predominantly under the Moen brand. Although we sell Plumbing & Accessories products principally in the U.S. and Canada, we also sell them in China, Mexico, India, Southeast Asia and South America. Sales to international markets comprised approximately 27% of sales in 2012. We sell directly through our own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. Sales to The Home Depot and Lowe’s comprised approximately 29% of net sales of the Plumbing & Accessories segment in 2012. Our chief competitors include Delta (owned by Masco), Kohler, Pfister (owned by Stanley Black & Decker), American Standard and imported private-label brands.

Advanced Material Windows & Door Systems.    Our Advanced Material Windows & Door Systems segment manufactures fiberglass and steel entry door systems, vinyl-framed window and patio doors, and urethane millwork product lines. This segment benefits from the long-term trend away from traditional materials, such as wood, steel and aluminum, toward more energy-efficient and durable synthetic materials. Therma-Tru products include fiberglass and steel residential entry door and patio door systems, primarily for sale in the U.S. and Canada. Simonton Windows is a leading national brand of vinyl-framed windows and patio doors. Simonton products are mainly manufactured and sold in the U.S. This segment’s principal customers are home centers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. Sales to The Home Depot and Lowe’s comprised approximately 17% of net sales of the Advanced Material Windows & Door Systems segment in 2012. Our competitors include Masonite, JELD-WEN and Plastpro, Silverline (owned by Andersen Windows), Atrium and Milgard (owned by Masco).

Security & Storage.    Our Security & Storage segment consists of locks, safety and security devices, and electronic security products manufactured, sourced and distributed by Master Lock and tool storage and garage organization products manufactured by Waterloo. This segment sells products principally in the U.S., Canada, Europe, Australia and Central America. Security & Storage sales to international markets comprised approximately 20% of sales in 2012. Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks, and other specialty safety and security devices. Master Lock sells products designed for consumer use to hardware and other retail outlets, wholesale distributors and home centers, and Master Lock sells lock systems to locksmiths, industrial and institutional users, and original equipment manufacturers. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset (owned by Spectrum Brands), Schlage (owned by Ingersoll Rand), Assa Abloy and various imports.

Waterloo manufactures tool storage and garage organization products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo primarily sells to Sears retail stores for resale under the Craftsman brand owned by Sears Brands, LLC. In addition, Waterloo sells under the Waterloo and private-label brand names to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Asian importers, Homak, Stanley Black & Decker, Snap-On, Kennedy, Stack-On and others in the metal storage segment and with Stanley Black & Decker, Keter, Newell Rubbermaid and others in the plastic hand box category.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2012	2011	2010
Kitchen & Bath Cabinetry	$1,326.6	$1,256.3	$1,188.8
Plumbing & Accessories	1,100.7	962.8	923.8
Advanced Material Windows & Door Systems	587.2	552.9	600.7
Security & Storage	576.6	556.6	520.2
Total	$3,591.1	$3,328.6	$3,233.5

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

Segment	Raw Materials
Kitchen & Bath Cabinetry	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing & Accessories	Brass, zinc, copper, resins and stainless steel
Advanced Material Windows & Door Systems	Resins, steel and glass
Security & Storage	Rolled steel and brass

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

Employees.    As of December 31, 2012, we had approximately 16,100 full-time employees. Approximately 12% of these employees are covered by collective bargaining agreements, approximately 20% of which are subject to agreements that will expire within one year. Employee relations are generally good.

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

Environmental matters.    We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2012, eight such instances have not been dismissed, settled or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2012 and 2011, we had accruals of $6.8 million and $7.9 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

Legal structure.    Fortune Brands Home & Security, Inc. is a holding company that was initially organized as a Delaware corporation in 1988. In 2005, the Company was converted into a Delaware limited liability company, which was subsequently renamed “Fortune Brands Home & Security LLC.” On August 26, 2011, Fortune Brands Home & Security LLC converted into a Delaware corporation, Fortune Brands Home & Security, Inc. Wholly-owned subsidiaries of the Company include MasterBrand Cabinets, Inc., Moen Incorporated, Fortune Brands Windows & Doors, Inc. and Fortune Brands Storage & Security LLC. As a holding company, Home & Security is a legal entity separate and distinct from our subsidiaries. Accordingly, the rights of the Company, and thus the rights of our creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Available Information.    The Company’s website address is www.FBHS.com. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. These documents also are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov. We also make available on our website, or in printed form upon request, free of charge, our Corporate Governance Principles, Code of Business Conduct and Ethics,

Code of Ethics for Senior Financial Officers, Charters for the Committees of our Board of Directors and certain other information related to the Company.

Item 1A.  Risk Factors.

Risks Relating to Our Business

Our business primarily relies on North American home improvement, repair and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. While the North American housing market continued to stabilize in 2012, housing market activity remains at low levels. Weaker consumer confidence has made homeowners hesitant to make additional investments in their homes, particularly for large ticket items such as kitchen and bath remodeling projects. Further, tighter lending standards have limited the ability of consumers to finance home purchases and home improvements. The new home construction market, which is generally cyclical in nature, experienced a major downturn marked by substantial declines in the demand for new homes and a reduction in the availability of financing for homebuyers. While improving, the new home construction market remains near historically low levels.

We continue to believe long-term trends should result in growth in our markets. Population growth and immigration trends are contributing to increased household formation, which we believe should increase new construction activity from current levels. In addition, due to aging housing stock, there is a growing need for replacement, remodeling and repair, as well as products to enhance energy efficiency. We also believe that there is growing awareness regarding the importance of adequately protecting family, employees and assets. Although we continue to believe that the long-term outlook for the home products markets is favorable, we cannot predict the timing, strength, or shape of a recovery. Depressed levels of consumer spending on home improvements and new home construction have adversely affected, and may continue to adversely affect, our results of operations, cash flows and financial condition.

Consumers may have been adversely impacted long-term by the global economic recession, economic and housing challenges may continue, and a recovery may be slow, adversely impacting our results of operations, cash flows and financial condition.

Stable economic conditions, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own results of operations, cash flows and financial condition. While the major economic disruptions of the 2008-2009 recession have largely subsided, significant economic and consumer challenges remain, including high unemployment, record budget deficits and levels of government debt, significant uncertainties regarding spending cuts, tax increases and the U.S. federal debt ceiling, and fragile credit and housing markets. As a result, consumers may reduce discretionary spending or may continue to prefer lower-priced value-oriented products even as demand recovers. In addition, consumer price consciousness may intensify resulting in the delay or decrease in home ownership and household formation, as well as cause a shift in demand to smaller, less expensive homes. These factors may adversely impact our results of operations, cash flows and financial condition. In addition, the prolonged global economic downturn may also adversely impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially adversely impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

We operate in very competitive consumer and trade brand categories.

The markets in which we operate are very competitive. Competition is further intensified during economic downturns. Although we believe that competition in our businesses is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Price sensitive customers may be more likely to trade down to lower-priced products during challenging economic times or if economic conditions worsen. In addition, some of our competitors may resort to price competition to sustain market share and manufacturing capacity utilization. Also, certain large customers continue to offer private-label brands that compete with some of our product offerings as a lower-cost alternative. The strong competition that we face in all of our businesses may adversely affect our profitability and revenue levels, as well as our results of operations, cash flows and financial condition.

We may not successfully develop new products or improve existing products.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

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

We are exposed to risks associated with global commodity price volatility arising from restricted or uneven supply conditions, the sustained expansion and volatility of demand from emerging markets, potentially unstable geopolitical and economic variables, weather and other unpredictable external factors. We buy raw materials that contain commodities such as copper, zinc, steel, glass, wood and petroleum-based products such as resins. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

Continued consolidation of our customers could adversely affect our results of operations, cash flows and financial condition.

The consolidation of customers in North America has increased the size and importance of individual customers and creates risk of exposure to potential volume loss. Furthermore, larger customers have greater leverage and can better control the prices we receive for our products and services, our costs of doing business with them and the terms and conditions on which we do business. The loss of certain larger customers could have an adverse effect on our results of operations, cash flows and financial condition.

Our failure to attract and retain qualified personnel could adversely affect our results of operations, cash flows and financial condition.

Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration. The failure to attract, motivate and retain members of our senior management team and key employees could have a negative effect on our results of operations, cash flows and financial condition.

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

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Canada, China, Europe and Mexico. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source raw materials, components and finished goods from China where we have experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

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

We have many patents, trademarks, brand names and trade names that are important to our business. Unauthorized use of these intellectual property rights may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our brands and trademark rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. Furthermore, others may assert intellectual property infringement claims against us or our customers.

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

Increases in the costs of pension and postretirement medical benefits may continue and negatively affect our business as a result of: increased usage of medical benefits by retired employees and medical cost inflation in the United States; the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes to our investment strategy that may impact our expected return on pension plan assets assumption. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses and amortization of liability savings, particularly those due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

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

We are dependent upon suppliers for a portion of raw materials used in the manufacturing of our products and new regulations related to conflict-free minerals could require us to incur significant additional expenses in connection with procuring these raw materials.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules for companies requiring companies to disclose the use of certain minerals, known as conflict minerals, in their products. These requirements will require companies that are subject to the rules to perform diligence and disclose whether or not such minerals originate from the Democratic

Republic of Congo and adjoining countries. Assuming the rules remain effective, these new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements beginning in May 2014. There may be significant costs associated with complying with these disclosure requirements, including identifying the sources of any ‘conflict minerals’ that may be used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate, the resolution of unrecognized tax benefits and cash tax payments.

Our businesses are subject to income taxation in the U.S., as well as internationally. Due to the record high U.S. federal budget deficit, it is possible that future income tax legislation may be enacted that could have a material adverse impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our results of operations, cash flows and financial condition.

We maintain insurance against some, but not all, of these risks of loss resulting from claims and litigation. We may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have an adverse impact on our results of operations, cash flows and financial condition.

We are subject to product safety regulations, recalls and direct claims for product liability that can result in significant liability and, regardless of the ultimate outcome, can be costly to defend. As a result of the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers. Increasingly, homebuilders, including our customers, are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers typically include the obligation to defend and indemnify them against liability for the performance of our products or services or the performance of other products that we install. These claims, often asserted several years after completion of construction, frequently result in lawsuits against the homebuilders and many of their subcontractors, including us, and require us to incur defense costs even when our products or services are not the principal basis for the claims.

An impairment in the carrying value of goodwill or other acquired intangible assets could negatively affect our results of operations and financial condition.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, and lower levels of discretionary consumer spending. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In particular, the Security & Storage business is increasingly utilizing digital elements that allow third parties to store personally identifiable information and other information pertaining to their customers and their employees and businesses through online services operated by Master Lock. Such information may include names, passwords, addresses, phone numbers, access to facilities, email addresses, contact preferences, tax identification numbers and payment account information. We devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. In the event of a breach, we would be exposed to a risk of loss or litigation and possible liability, which could have an adverse effect on our business, results of operations, cash flows, and financial condition.

We are subject to credit risk on our accounts receivable.

Our outstanding trade receivables are generally not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade and non-trade receivables, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, which could have an adverse effect on our results of operations, cash flows and financial condition. In addition, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods than is contemplated by our current allowances for doubtful accounts.

There can be no assurance that we will have access to the capital markets on terms acceptable to us.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (i) our financial performance, (ii) our credit ratings or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the state of the economy, including the U.S. housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

Provisions in our amended and restated certificate of incorporation and bylaws and of Delaware law may prevent or delay an acquisition of us, even if that change may be considered beneficial by some of our stockholders.

The existence of some provisions of our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may discourage a future takeover attempt not approved by our Board of Directors but which some stockholders may deem to be in their best interests or in which stockholders may receive a substantial premium for their shares over then current market prices. These provisions include but are not limited to a classified board of directors with three-year staggered terms, the right of our Board of Directors to issue preferred stock without stockholder approval, no stockholder ability to fill director vacancies, elimination of the rights of our stockholders to act by written consent and call special stockholder meetings, super-majority vote requirements for certain amendments to our certificate of incorporation and stockholder proposals for amendments to our bylaws, prohibition against stockholders from removing directors other than “for cause” and rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings.

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

Risks Relating the Separation

We must abide by certain restrictions to preserve the tax treatment of the distribution of our common stock by our Former Parent and we must indemnify our Former Parent for taxes resulting from certain actions if they were to cause the Distribution (as defined below) to fail to qualify as a tax-free transaction.

Our Former Parent has received a ruling from the Internal Revenue Service that, based on certain representations and qualifications, the distribution of all the shares of our common stock owned by our Former Parent to stockholders of our Former Parent as of September 20, 2011 (the “Distribution”) was tax-free to our Former Parent’s stockholders for U.S. federal income tax purposes (except for cash received in lieu of fractional shares of our stock). These representations include satisfaction of certain requirements that must be met in order for the distribution to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”), and state law. In addition to obtaining the private letter ruling, our Former Parent has received an opinion from a law firm confirming the tax-free status of the Distribution for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 355 of the Code not specifically addressed in the IRS private letter ruling. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution. Under the terms of the Tax Allocation Agreement we entered into in connection with the Distribution, in the event that the Distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the Distribution by us, any of our affiliates or our stockholders, we would be responsible for all taxes imposed on our Former Parent as a result thereof. Such tax amounts could be significant.

Even though the Distribution initially qualifies as a tax-free distribution under the Code, current tax law generally creates a presumption that the Distribution would be taxable to our Former Parent if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change, by vote or by value, in our stock ownership during the four-year period beginning on the date that begins two years before the Distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the Distribution.

Under the Tax Allocation Agreement entered into between our Former Parent and us, for a period of two years following the Distribution, we may not take certain actions unless our Former Parent provides us with prior written consent for such action, or we provide our Former Parent with a tax ruling or rulings, or an unqualified opinion of counsel, in each case acceptable to our Former Parent, to the effect that the action will not affect the tax-free nature of the Distribution. These restrictions may prevent us from entering into strategic or other transactions which might be advantageous to us or to our stockholders, such as issuing equity securities to satisfy our financing needs, acquiring businesses or assets by issuing equity securities, or mergers or other business combinations. Further, these restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

Our historical financial information for periods prior to the Separation is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report for periods prior to the Separation may not reflect what our results of operations, financial position and cash flows would have been had we been an independent, publicly-traded company during the periods presented before the Separation.

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

We may be limited in our ability to pay dividends on our stock.

All decisions regarding our payment of dividends will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for stockholders to receive a gain on their investment. This appreciation may not occur. Further, stockholders may have to sell some or all of their shares of our common stock in order to generate cash flow from their investment.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 29 U.S. manufacturing facilities in 14 states and have 8 in international locations (3 in Mexico, 3 in Asia and 2 in Canada). In addition, we have 22 distribution centers and warehouses worldwide, of which 21 are leased. The following table provides additional information with respect to these properties.

	Manufacturing Facilities			Distribution Centers and Warehouses
Segment	Owned	Leased	Total	Owned	Leased	Total
Kitchen & Bath Cabinetry	13	4	17	—	3	3
Plumbing & Accessories	3	2	5	1	7	8
Advanced Material Windows & Door Systems	10	1	11	—	3	3
Security & Storage	4	—	4	—	8	8
Totals	30	7	37	1	21	22

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

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 4A.  Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	49	Chief Executive Officer
E. Lee Wyatt, Jr.	60	Senior Vice President and Chief Financial Officer
John N. Heppner	60	President and Chief Executive Officer, Fortune Brands Storage & Security LLC
David B. Lingafelter	48	President, Moen Incorporated
David M. Randich	51	President, MasterBrand Cabinets, Inc.
Mark Savan	48	President, Fortune Brands Windows & Doors, Inc.
Charles E. Elias, Jr.	48	Senior Vice President — Strategy and Corporate Development
Elizabeth R. Lane	46	Senior Vice President — Human Resources
Lauren S. Tashma	46	Senior Vice President, General Counsel and Secretary
Edward A. Wiertel	43	Senior Vice President — Finance

Christopher J. Klein has served as Chief Executive Officer of Home & Security since January 2010. From April 2009 to December 2009, Mr. Klein served as President and Chief Operating Officer of Home & Security. From February 2009 through April 2009, Mr. Klein served as Senior Vice President of Fortune Brands, Inc. and, from April 2003 to February 2009, Mr. Klein served as Senior Vice President — Strategy & Corporate Development of Fortune Brands, Inc.

E. Lee Wyatt, Jr. has served as Chief Financial Officer of Home & Security since July 2011. Mr. Wyatt served as Executive Vice President, Chief Financial Officer of Hanesbrands Inc., a global consumer goods company, from September 2006 to June 2011.

John N. Heppner has served as President and Chief Executive Officer of Fortune Brands Storage & Security LLC, a subsidiary of Home & Security, since March 2006. Mr. Heppner has also served as President and Chief Executive Officer of Master Lock Company LLC since January 2001.

David B. Lingafelter has served as President of Moen Incorporated, a subsidiary of Home & Security, since October 2007. Prior to assuming that role, he served as President, Worldwide Businesses of Moen Incorporated from April 2007 through September 2007. From October 2006 through March 2007, Mr. Lingafelter served as President, U.S. Business of Moen Incorporated.

David M. Randich has served as President of MasterBrand Cabinets, Inc., a subsidiary of Home & Security, since October 2012. From November 2007 to October 2012, Mr. Randich served as President of Therma-Tru Corp., a subsidiary of Home & Security. Mr. Randich served as Chief Executive Officer — Armstrong Flooring Europe, a subsidiary of Armstrong World Industries, Inc., a manufacturer of flooring, ceilings and cabinets, from April 2004 through October 2007.

Mark Savan has served as President, Fortune Brands Windows & Doors, Inc., a subsidiary of Home & Security, since January 2013. Mr. Savan also served as President of Therma-Tru Corp. since October 2012 and President of Fortune Brands Windows, Inc. since October 2006.

Charles E. Elias, Jr. has served as the Senior Vice President — Strategy and Corporate Development of Home & Security since January 2013. From August 2011 through November 2012, Mr. Elias served as Senior Vice President- Retail Operations of Supervalu Inc., a grocery and pharmacy company. From August 2010 through August 2011, Mr. Elias served as Senior Vice President — Strategic Planning and Business Transformation of Supervalu Inc. From January 2010 to August 2010, Mr. Elias served as Group Vice President — Strategic Planning of Supervalu Inc. From January 2007 through January 2010, Mr. Elias served as Managing Director, Portfolio Operations of Ridgeview Capital LLC, an investment banking firm.

Elizabeth R. Lane has served as the Senior Vice President — Human Resources of Home & Security since October 2011. Ms. Lane served as Vice President — Human Resources of Fortune Brands, Inc. from January 2009 to September 2011. From July 2007 through December 2008, she served as Vice President — Compensation & Benefits of Fortune Brands, Inc., and from January 2006 through June 2007, she served as Assistant General Counsel and Assistant Secretary of Fortune Brands, Inc.

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

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FBHS”. The following table presents the high and low prices for our common stock as reported on the NYSE.

	2012		2011
	High	Low	High	Low
First Quarter	$22.32	$16.62
Second Quarter	$24.11	$19.27
Third Quarter(a)	$29.12	$20.20	$14.34	$11.00
Fourth Quarter	$30.50	$26.32	$17.09	$11.05

(a)	Third quarter 2011 represents the period beginning September 16, 2011, the date our common stock began “when issued” trading on the NYSE.

Since the spin-off of the Company from our Former Parent, we have not paid cash dividends. We expect that our Board of Directors will periodically evaluate establishing a dividend. On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the three years ending July 25, 2015. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

On February 1, 2013, there were 15,064 record holders of the Company’s common stock, par value $0.01 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2012:

Three Months Ended December 31, 2012	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Maximum dollar amount that may yet be purchased under the plans or programs(a)
October 1 – October 31	35,000	$28.11	35,000	$146,846,158
November 1 – November 30	206,236	27.34	206,236	141,207,214
December 1 – December 31	13,011	28.48	13,011	140,836,702
Total	254,247	$27.51	254,247	—

(a)

The Company purchased 254,247 shares between October 1, 2012 and December 31, 2012 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on July 25, 2012 and publicly announced through the filing of a Current Report on Form 8-K on July 26, 2012. The share repurchase program authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock from July 25, 2012 to July 25, 2015.

Stock Performance

The above graph compares the relative performance of our common stock, the S&P Midcap 400 Index and a Peer Group Index. This graph covers the period from September 16, 2011 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2012. This graph assumes $100 was invested in the stock or the index on September 16, 2011 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Peer Group Index The Peer Group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

Armstrong World Industries, Inc., Fastenal Company, Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Mohawk Industries, Inc., Newell Rubbermaid Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc., USG Corporation, and The Valspar Corporation.

Calculation of Peer Group Index

The weighted-average total return of the entire Peer Group, for the period of September 16, 2011 (the first day of “when-issued” trading on the NYSE of Fortune Brands Home & Security, Inc. common stock) through December 31, 2012, is calculated in the following manner:

(1)	the total return of each Peer Group member is calculated by dividing the change in market value of a share of its common stock during the period, assuming reinvestment of any dividends by the value of a share of its common stock at the beginning of the period; and

(2)	each Peer Group member’s total return is then weighted within the index based on its market capitalization as of December 31, 2010 (due to the fact that accurate market capitalization data is not available as of September 16, 2011, the date of the beginning of the period), relative to the market capitalization of the entire index, and the sum of such weighted returns results in a weighted-average total return for the entire Peer Group Index.

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data

		Years Ended December 31,

(In millions, except per share amounts)	2012	2011	2010	2009	2008
Income statement data
Net sales	$3,591.1	$3,328.6	$3,233.5	$3,006.8	$3,759.1
Cost of products sold(a)	2,421.1	2,332.1	2,177.1	2,101.7	2,580.9
Selling, general and administrative expenses (a)	976.9	900.6	834.3	813.1	923.5
Amortization of intangible assets	11.1	14.4	15.7	16.1	32.9
Restructuring charges	4.5	4.7	8.0	21.8	49.5
Business separation costs	—	2.4	—	—	—
Asset impairment charges	15.8	90.0	—	—	848.4
Operating income (loss)	161.7	(15.6)	198.4	54.1	(676.1)
Related party interest expense, net	—	23.2	116.0	84.9	127.1
External interest expense	8.7	3.2	0.3	0.3	0.5
Net income (loss) attributable to Home & Security	118.7	(35.6)	63.8	(39.0)	(699.7)
Basic earnings (loss) per share	0.74	(0.23)	0.41	(0.25)	(4.51)
Diluted earnings (loss) per share	0.71	(0.23)	0.41	(0.25)	(4.51)

Other data
Depreciation and amortization	$101.3	$111.5	$111.6	$131.1	$143.0
Cash flow provided by operating activities	282.8	175.4	138.9	269.3	297.2
Capital expenditures	(75.0)	(68.5)	(58.3)	(43.3)	(57.0)
Proceeds from the disposition of assets	13.5	3.5	2.6	11.3	14.4
Dividends paid per share to Former Parent	—	3.54	—	—	1.21

Balance sheet data
Total assets	$3,873.7	$3,637.9	$4,257.6	$4,190.0	$4,272.7
Short-term loans to Former Parent (included in total assets above)(b)	—	—	571.7	523.4	430.6
Long-term loans from Former Parent(b)	—	—	3,214.0	3,224.9	3,376.2
Third party long-term debt	297.5	389.3	16.8	23.9	23.9
Total invested capital(c)	2,710.2	2,535.2	2,605.5	2,566.0	2,793.8

(a)

The Company’s defined benefit expense included pre-tax actuarial (losses) gains in each of the last five years of $(42.2) million in 2012, $(80.0) million in 2011, $3.5 million in 2010, $5.2 million in 2009 and $(98.2) million in 2008.

(b)	In 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing all loan balances with our Former Parent.

(c)	Total invested capital consists of equity and short-term and long-term debt, including loans payable to our Former Parent, net of loans receivable from our Former Parent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

>	Overview: This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

>	Outlook: This section provides a discussion of management’s general outlook about market demand, our competitive position and product development.

>	Separation from Former Parent: This section provides a general discussion of our Separation from our Former Parent.

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared, including our historical results of operations and adjustments thereto, primarily related to allocations of general corporate expenses from our Former Parent.

>	Results of Operations: This section provides an analysis of our results of operations for each of the three years ended December 31, 2012, 2011 and 2010.

>	Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2012, 2011 and 2010. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2012, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

>	Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

>	Quantitative and Qualitative Disclosures about Market Risk: This section discusses how we monitor and manage exposure to potential gains and losses associated with changes in interest rates, foreign currency exchange rates and commodity prices.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market leading branded products in the following categories:    kitchen and bath cabinetry, plumbing and accessories, advanced material windows products and entry door systems, and security and storage products.

For the year ended December 31, 2012, net sales based on country of destination were:

(In millions)
United States	$2,969.1	83%
Canada	405.3	11
China and other international	216.7	6
Total	$3,591.1	100%

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

During 2010 and 2011, market conditions stabilized and our sales increased as a result of growth with new and existing customers. In 2010, our operating income increased significantly compared to 2009 due to favorable operating leverage on higher sales, the benefit of reduced cost structures, and lower restructuring and other charges. In 2011, operating income decreased compared to 2010, primarily due to asset impairment charges, recognition of defined benefit plan actuarial losses, increased raw material and transportation costs, higher restructuring and other charges and cabinet promotional activity.

During 2012, the market for our products continued to improve. We believe new housing construction grew over 20% and spending for home repair and remodeling increased 3% to 4%. We continued to introduce new product innovations, expand into adjacent markets and refine our supply chain. In 2012, operating income increased on higher sales volume, productivity improvements, lower recognition of defined benefit plan actuarial losses and lower asset impairment charges.

Outlook

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

We remain focused on our initiatives designed to outperform our markets. We believe our strong brand positions across a diversified mix of channels, consumer-focused innovation, flexible and efficient supply chains, and excellent customer service will position our business to perform well in the marketplace. While our markets have started to improve from historic lows, our near term results may be uneven and challenging as consumers remain cautious, particularly for big-ticket repair and remodel purchases such as cabinets and windows. In addition, we may be impacted by fluctuations in raw material and transportation costs, a consumer preference for lower-priced valued-oriented products may persist, and a heavy promotional environment for big-ticket discretionary purchases such as kitchen cabinets may continue through 2013. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

Separation from Former Parent

On September 27, 2011, the board of directors of our Former Parent approved the Separation. The distribution of Home & Security common stock was made on October 3, 2011, with our Former Parent stockholders receiving one share of Home & Security common stock for each share of Former Parent common stock held on September 20, 2011. Following the Separation, our Former Parent changed its name to Beam Inc. and retained no ownership interest in Home & Security.

Home & Security filed a registration statement on Form 10, as amended (the “Form 10”), describing the Separation with the SEC and was declared effective on September 2, 2011. On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS”.

Basis of Presentation

The consolidated financial statements and segment information included in this Annual Report on Form 10-K have been derived from the accounts of the Company and its majority-owned subsidiaries. Prior to the Separation, the Company was a wholly-owned subsidiary of our Former Parent. Our financial statements from periods prior to the Separation were derived from the historical results of operations and the historical basis of assets and liabilities and include allocations of certain corporate expenses of our Former Parent incurred directly by our Former Parent totaling $23.4 million and $32.0 million in the years ended December 31, 2011 and 2010, respectively. The 2011 allocation is for nine months only (January 1, 2011 through the date of the Separation) because Home & Security became an independent company on October 3, 2011. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company. The consolidated financial statements included in this Annual Report on Form 10-K for periods prior to the Separation may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during such pre-Separation periods.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2012 compared to the year ended December 31, 2011, and the year ended December 31, 2011 compared to the year ended December 31, 2010. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K.

Years Ended December 31, 2012, 2011 and 2010

(In millions)	2012	% change	2011	% change	2010
Net Sales:
Kitchen & Bath Cabinetry	$1,326.6	5.6%	$1,256.3	5.7%	$1,188.8
Plumbing & Accessories	1,100.7	14.3	962.8	4.2	923.8
Advanced Material Windows & Door Systems	587.2	6.2	552.9	(8.0)	600.7
Security & Storage	576.6	3.6	556.6	7.0	520.2
Total Home & Security	$3,591.1	7.9%	$3,328.6	2.9%	$3,233.5
Operating Income (Loss):
Kitchen & Bath Cabinetry	$20.5	—%	$5.7	(79.8)%	$28.2
Plumbing & Accessories	169.2	22.6	138.0	4.2	132.5
Advanced Material Windows & Door Systems	(1.0)	99.0	(101.2)	—	17.6
Security & Storage	75.4	20.4	62.6	15.9	54.0
Corporate(a)	(102.4)	15.2	(120.7)	—	(33.9)
Total Home & Security	$161.7	—%	$(15.6)	(107.9)%	$198.4

(a)

Corporate expenses prior to the Separation include allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. Corporate expenses also include the components of defined benefit plan expense other than service cost which totaled expense (income) of $38.7 million, $74.2 million and $(4.8) million for the years ended December 31, 2012, 2011 and 2010, respectively. There are no amounts that represent the elimination or reversal of transactions between reportable segments.

Certain items had a significant impact on our results in 2012, 2011 and 2010. These included defined benefit plan recognition of actuarial losses and gains, asset impairment charges, restructuring and other charges and the impact of changes in foreign currency exchange rates.

In 2012, financial results included:

>	defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $42.2 million ($26.2 million after tax) compared to losses of $80.0 million ($49.9 million after tax) in 2011, primarily due to a decrease in the discount rate used to value our pension and other postretirement obligations,

>	asset impairment charges of $15.8 million ($9.7 million after tax) associated with the tradenames in the Advanced Material Windows & Door Systems segment ($9.9 million before tax) and the Kitchen & Bath Cabinetry segment ($5.9 million before tax). These charges were primarily the result of an increase in our market-participant cost of capital discount rates. One tradename in the Kitchen & Bath Cabinetry segment was also impacted by reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter,

>	restructuring and other charges of $10.0 million before tax ($6.6 million after tax), primarily associated with cabinet manufacturing facility closures and

>	the impact of foreign exchange, which had an unfavorable impact compared to 2011, of approximately $5 million on both net sales and operating income and approximately $3 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and the Euro.

In 2011, financial results included:

>	defined benefit plan recognition of actuarial losses, recorded in the Corporate segment of $80.0 million ($49.9 million after tax) compared to gains of $3.5 million ($2.2 million after tax) in 2010, primarily due to a decrease in the discount rate as well as a lower than expected rate of return on pension plan assets,

>	asset impairment charges of $90.0 million before tax ($55.3 million after tax) associated with the tradenames in the Advanced Material Windows & Door Systems segment, primarily as the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter of 2011 and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market,

>	restructuring and other charges of $20.0 million before tax ($12.5 million after tax) associated with cabinet and window manufacturing facility closures,

>	business separation costs of $2.4 million and

>	the impact of foreign exchange, which had a favorable impact compared to 2010, of approximately $20 million on net sales, approximately $5 million on operating income and approximately $1 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and the Euro.

In 2010, financial results included:

>	restructuring and other charges of $12.5 million before tax ($8.5 million after tax) associated with product line integration and facility consolidations and

>	the impact of foreign exchange, which had a favorable impact compared to 2009, of approximately $40 million on net sales, approximately $15 million on operating income and approximately $10 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and the Euro.

2012 Compared to 2011

Total Home & Security

Net Sales

Net sales increased $262.5 million, or 8%. The increase was due to higher sales volume from improved U.S. market conditions, particularly new construction. Net sales also benefited from the impact of price increases to help mitigate raw material and transportation cost increases. These increases were partially offset by unfavorable mix, higher volume-related customer programs costs and approximately $5 million of unfavorable foreign exchange.

Cost of products sold

Cost of products sold increased $89.0 million, or 4%, due to higher sales volume. In addition, cost of products sold increased due to $8.7 million of accelerated depreciation related to the previously announced closure of a cabinet manufacturing facility and higher raw material costs (mainly for globally sourced products, wood and resins). These increases were partially offset by $26.8 million of lower expense from actuarial losses related to defined benefit plans ($14.2 million in 2012 compared to $41.0 million in 2011). In addition, cost of products sold benefited from productivity improvements, including cost savings from previously announced restructuring actions.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $76.3 million, or 8%, primarily due to higher volume-related expenses, higher incentive compensation expense, planned increases in strategic spending to support growth initiatives and new product introductions, and increased transportation costs, as well as $15.0 million of higher corporate office administrative expenses associated with operating as a stand-alone company. Selling, general and administrative expenses benefited from $11.0 million in lower expense from actuarial losses related to defined benefit plans ($28.0 million in 2012 compared to $39.0 million in 2011).

Amortization of intangible assets

Amortization of intangible assets decreased $3.3 million, primarily due to identifiable intangible assets that were fully amortized in 2012.

Restructuring charges

Restructuring charges of $4.5 million and $4.7 million in 2012 and 2011, respectively, primarily related to supply chain initiatives in our Kitchen & Bath Cabinetry segment.

Asset impairment charges

In the fourth quarter of 2012, we recorded asset impairment charges of $15.8 million related to indefinite-lived tradenames in the Advanced Material Windows & Door Systems and Kitchen & Bath Cabinetry segments. The impairment charges in our Advanced Material Windows & Door Systems segment were $9.9 million and the impairment charge in our Kitchen & Bath Cabinetry segment was $5.9 million. These charges were primarily the result of an increase in our market-participant cost of capital discount rates used to estimate the fair value of these intangible assets. One tradename in the Kitchen & Bath Cabinetry segment was also impacted by reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter. In 2011, we recorded asset impairment charges of $90.0 million. For additional information, refer to Note 5, “Goodwill and Other Identifiable Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Business separation costs

In the third quarter of 2011, we recorded $2.4 million of business separation costs related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

Operating income (loss)

Operating income (loss) increased $177.3 million to $161.7 million, primarily due to higher sales volume. In addition, the following items had a significant impact on our operating income:

(In millions)	2012	2011	Increase/(decrease) in operating income
Defined benefit plan actuarial losses	$42.2	$80.0	$37.8
Tradename impairment charges	15.8	90.0	74.2
Restructuring and other charges	10.0	20.0	10.0
Business separation costs	—	2.4	2.4
Corporate office administrative costs	63.7	44.1	(19.6)

Related party interest expense, net

Related party interest expense, net, was $23.2 million in 2011. This expense related to loans from our Former Parent prior to the Separation. There was no related party interest expense in 2012 because there were no loans with our Former Parent subsequent to the Separation.

External interest expense

External interest expense increased $5.5 million to $8.7 million predominantly due to external borrowings as a stand-alone company.

Other (income) expense, net

Other (income) expense, net, was income of $1.0 million in 2012, compared to expense of $1.6 million in 2011, primarily due to interest income in 2012 compared to unfavorable foreign currency adjustments in 2011. Other (income) expense, net includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates for 2012 and 2011 were 22.3% and 20.6%, respectively. The effective income tax rate in 2012 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2008 to 2009 years and a decrease in a valuation allowance due to certain tax reorganization actions among our foreign subsidiaries. The effective rate in 2012 was unfavorably impacted by an income tax expense on foreign dividends. The effective income tax rate in 2011 was unfavorably impacted due to the recording of valuation allowances related to state and foreign net operating loss carryforwards and an income tax expense on foreign dividends. The 2011 effective income tax rate was favorably impacted by a tax benefit related to conclusion of foreign and state income tax audits and enacted changes in state tax laws.

Net income (loss) attributable to Home & Security

Net income (loss) attributable to Home & Security was $118.7 million in 2012 compared to a loss of $35.6 million in 2011. The increase of $154.3 million was primarily due to higher operating income and the absence of 2011 related party interest expense.

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $70.3 million, or 6%, due to higher sales volume related to new housing construction market growth. Net sales also benefited from price increases to help mitigate raw material and transportation cost increases. These increases were partially offset by unfavorable mix.

Operating income increased $14.8 million to $20.5 million. Operating income benefited from higher sales volume, price increases and productivity improvements, including cost savings from previously announced restructuring actions. Operating income was unfavorably impacted by increased costs for raw materials (wood-related and globally sourced product) and transportation, unfavorable mix, higher costs to support long-term growth initiatives, increased incentive compensation expense and a $5.9 million tradename impairment charge in 2012.

Plumbing & Accessories

Net sales increased $137.9 million, or 14%, due to higher sales volume in the U.S. driven by strength from the new construction market and product innovations, as well as $37 million of higher international sales, principally in China where we are expanding our brand, footprint and customer relationships. Net sales also benefited from price increases to help mitigate raw material cost increases. The increase in net sales was partially offset by higher volume-related customer program costs.

Operating income increased $31.2 million, or 23%, due to higher sales volume. In addition, operating income benefited from productivity improvements and price increases. Operating income was unfavorably impacted by the mix of business, higher incentive compensation expense, planned increases in strategic spending to support growth initiatives and new product introductions, and increased costs for raw materials.

Advanced Material Windows & Door Systems

Net sales increased $34.3 million, or 6% due to higher sales volume driven by strength in the U.S. new construction market impacting both door and window products. Sales of door products increased $29.0 million, or 10%, and sales of window products increased $5.3 million, or 2%. Net sales also benefited from price increases implemented to help mitigate higher raw material and transportation costs, as well as new business.

Operating income improved $100.2 million, to a loss of $1.0 million, primarily due to $80.1 million in lower tradename impairment charges. In addition, operating income benefited from higher sales volume, particularly related to door products, and $10.0 million of lower restructuring and other charges. Operating income was unfavorably impact by higher incentive compensation expense.

Security & Storage

Net sales increased $20.0 million, or 4%, due to higher global sales, including new product introductions. Net sales of security products increased $19.9 million, or 5%. Net sales of storage products were flat. Net sales were impacted by approximately $5 million of unfavorable foreign exchange.

Operating income increased $12.8 million, or 20%, due to higher sales volume and productivity improvements, partially offset by strategic growth spending. Operating income also benefited by approximately $3 million of lower employee benefit costs associated with the reduction of certain retiree medical benefits in our storage product line. Price increases offset the impact of higher sourced material costs.

Corporate

Corporate expenses decreased $18.3 million, primarily due to $37.8 million of lower expense from actuarial losses related to defined benefit plans ($42.2 million in 2012 compared to $80.0 million in 2011), as well as the absence of $2.4 million of business separation costs in 2012. Corporate expenses were unfavorably impacted by $15.0 million in higher administrative expenses associated with operating as a stand-alone company and increased incentive compensation expense. In the first nine months of 2011, the Company operated as a subsidiary of our Former Parent.

The interest cost, expected return on plan assets and actuarial gain or loss components of all the Company’s defined benefit plans are recorded in our Corporate segment. In future periods the Company may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, the Company will remeasure its defined benefit plan assets and liabilities in the fourth quarter of each year. Remeasurement of these assets and liabilities in the fourth quarter attributable to updating our liability discount rates and actual return on pension plan assets may result in material income or expense recognition.

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

(In millions)	2012	2011
Corporate expenses:
General and administrative expense(a)	$(63.7)	$(44.1)
Business separation costs	—	(2.4)
Defined benefit plan expense	3.5	5.8
Defined benefit plan recognition of actuarial losses	(42.2)	(80.0)
Total Corporate expenses	$(102.4)	$(120.7)

(a)	Included a $23.4 million allocation of general corporate expenses incurred directly by our Former Parent in the first nine months of 2011.

2011 Compared to 2010

Total Home & Security

Net Sales

Net sales increased $95.1 million, or 3%, to $3,328.6 million. Net sales increased due to higher sales volume of approximately $45 million and net price increases of approximately $20 million. Higher sales volume was due to expanding relationships with key customers and new product introductions, partially offset by weaker market conditions, including the impact of expiring governmental tax incentives in the U.S. and Canada in 2010. Price increases were implemented to help mitigate raw material and transportation cost increases. In addition, net sales increased approximately $20 million due to favorable foreign currency. These increases were partially offset by higher promotional spending.

Cost of products sold

Cost of products sold increased $155.0 million, or 7%, primarily due to recognition of actuarial losses related to defined benefit plans (a $41.0 million loss in 2011 compared to a $2.5 million gain in 2010), higher sales volume, increased raw material costs (mainly for brass, steel, wood and resins) and costs to support new product introductions. The increase was partially offset by the benefit of productivity initiatives.

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

Asset impairment charges

In the fourth quarter of 2011, we recorded asset impairment charges of $90.0 million related to indefinite-lived tradenames in the Advanced Material Windows & Door Systems segment. These charges were primarily the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market. We did not record asset impairment charges in 2010.

Business separation costs

We recorded $2.4 million of business separation costs during the year ended December 31, 2011 related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

Operating income (loss)

Operating income (loss) decreased $214.0 million, to a loss of $15.6 million, primarily due to asset impairment charges of $90.0 million, recognition of actuarial losses related to defined benefit plans ($80.0 million), and approximately $75 million of higher raw material and transportation costs. Operating income also decreased due to higher promotional spending, $2.4 million of business separation costs and an unfavorable comparison to the 2010 favorable resolution of litigation (approximately $8 million). Operating income benefited from higher sales volume, price increases and productivity initiatives.

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

Other (income) expense, net

Other (income) expense, net, was expense of $1.6 million in the year ended December 31, 2011 compared to income of $1.0 million in 2010. The $2.6 million change was primarily due to net foreign currency transaction losses in 2011 compared to gains in 2010. Other (income) expense, net includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

Income taxes

The effective income tax rates for the years ended December 31, 2011 and 2010 were 20.6% and 21.8%, respectively. The effective tax rate in 2011 was unfavorably impacted due to the recording of valuation allowances related to state and foreign net operating loss carryforwards and an income tax expense on foreign dividends. The 2011 effective rate was favorably impacted by a tax benefit related to the conclusion of foreign and state income tax audits and enacted changes in state tax laws. The effective tax rate in 2010 was favorably impacted by a tax benefit related to final settlement of a U.S. federal income tax audit covering the 2004 to 2007 years.

Noncontrolling interests

Noncontrolling interest expense was $1.0 million in the year ended December 31, 2011 compared to $1.2 million in 2010.

Net income (loss) attributable to Home & Security

The net income (loss) attributable to Home & Security was a net loss of $35.6 million in the year ended December 31, 2011 compared to net income of $63.8 million in 2010. The $99.4 million decrease in net income was primarily due to recognition of defined benefit plan actuarial losses in 2011 (approximately $52 million net impact) and lower operating income, at least in part due to tradename impairment charges ($55.3 million). Net income benefited from lower related party interest expense (net).

Results by Segment

Kitchen & Bath Cabinetry

Net sales increased $67.5 million, or 6%, due to higher sales volume as a result of new business with key customers awarded in 2010 and new product introductions. In addition, net sales benefited from approximately $10 million of favorable foreign exchange. Net sales were unfavorably impacted by a weak market for big-ticket remodeling and new construction, due in part to the absence of first-time new homebuyer tax credits that expired on April 30, 2010.

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

Plumbing & Accessories

Net sales increased $39.0 million, or 4%, primarily due to higher sales volume from new product introductions in the U.S. and $9 million in higher international sales, predominantly in China where we are expanding our brand, footprint and building customer relationships. In addition, net sales benefited from approximately $10 million of favorable foreign exchange. Net sales were unfavorably impacted by market weakness caused in part by the expiration of governmental tax incentives in 2010 in the U.S. and Canada, as well as lower year-over-year customer inventory levels.

Operating income increased $5.5 million, or 4%, primarily due to higher sales volume. Operating income was unfavorably impacted by higher costs for raw materials (brass, zinc, stainless steel and resins), net of price increases. Strategic investments to support new business and long-term growth initiatives were offset by the benefit of productivity improvements.

Advanced Material Windows & Door Systems

Net sales decreased $47.8 million, or 8%, due to lower sales volume as a result of market weakness caused by the expiration in December 2010 of U.S. tax incentives for purchases of energy-efficient home products, particularly affecting window products. Net sales of window products declined $39.7 million, or 13%, and net sales of door products decreased $8.1 million, or 3%.

Operating income decreased $118.8 million to a loss of $101.2 million, primarily due to asset impairment charges of $90.0 million recorded in the fourth quarter of 2011. These charges were primarily the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market. In addition, operating income decreased due to lower sales, unfavorable mix caused by the absence of the 2010 energy tax credit program and higher raw material (steel and resins) and transportation costs, which were partially offset by the benefit of price increases. Operating income benefited from productivity initiatives.

Security & Storage

Net sales increased $36.4 million, or 7%.Net sales of security products increased $30.8 million, or 9%, due to strong growth in the safety and international padlock categories. Net sales of storage products increased $5.6 million, or 3%, due to new garage organization product introductions, partially offset by lower sales of tool storage products.

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

Corporate

Corporate expenses increased $86.8 million, primarily due to the recognition of defined benefit plan actuarial losses of $80.0 million. In addition, we recorded $2.4 million of non-cash non-recurring costs associated with the modification of share-based compensation awards as a result of the Separation and approximately $5 million of expenses related to transitioning to a stand-alone company.

The interest cost, expected return on plan assets and actuarial gain or loss components of all the Company’s defined benefit plans are recorded in our Corporate segment. In future periods the Company may record material expense or income associated with actuarial gains and losses arising from periodic remeasurement of its liabilities for defined benefit plans. In 2011 such actuarial losses totaled $80.0 million, compared to an actuarial gain of $3.5 million in 2010. At a minimum, the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurement of these liabilities in the fourth quarter attributable to updating liability discount rate and expected return on pension plan assets may, in particular, result in material income or expense recognition.

Corporate expenses prior to the Separation include allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services. During the years ended December 31, 2011 and 2010, these allocations totaled $23.4 million and $32.0 million, respectively. The 2011 allocation is for nine months only (January 1, 2011 through the date of the Separation) because Home & Security became an independent company on October 3, 2011. Corporate expenses also include the components of defined benefit plan expense other than service cost.

(In millions)	2011	2010
Corporate expenses:
General and administrative expense	$(44.1)	$(38.7)
Business separation costs	(2.4)	—
Defined benefit plan costs	5.8	1.3
Defined benefit plan recognition of actuarial (losses) gains	(80.0)	3.5
Total Corporate expenses	$(120.7)	$(33.9)

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness. We may have liquidity needs to finance acquisitions, repurchase common stock and pay dividends, when appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit agreements, proceeds from the exercise of stock options and, prior to the Separation, financial support from our Former Parent. Following the Separation, we no longer have financial support from our Former Parent. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. We expect that our Board of Directors will periodically evaluate establishing a dividend.

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the three years ending July 25, 2015. In 2012, we repurchased 354,247 shares of our outstanding common stock under the share repurchase program. As of December 31, 2012 the Company’s total remaining share repurchase authorization was $140,836,702. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

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

Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, we also paid a dividend of $48.9 million to our Former Parent on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two latter payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. In 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing our loan balances with our Former Parent.

On December 31, 2012, we had cash and cash equivalents of $336.0 million, of which $78.3 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in October 2016. On December 31, 2012 and 2011, our outstanding borrowings under the revolving credit facility and term loan were $320.0 million and $400.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to

LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At December 31, 2012, we were in compliance with our debt covenant ratios. We believe our operating cash flows, availability under the credit facility and access to capital markets will provide sufficient liquidity to support the Company’s financing needs.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2012, 2011 and 2010.

(In millions)	2012	2011	2010
Net cash provided by operating activities	$282.8	$175.4	$138.9
Net cash used in investing activities	(86.7)	(71.0)	(55.7)
Net cash provided by (used in) financing activities	15.7	(43.5)	(81.4)
Effect of foreign exchange rate changes on cash	3.4	(0.8)	1.1
Net increase in cash and cash equivalents	$215.2	$60.1	$2.9

Years Ended December 31, 2012, 2011 and 2010

Net cash provided by operating activities was $282.8 million in 2012, compared to $175.4 million in 2011 and $138.9 million in 2010. The $107.4 million increase in cash provided by operating activities from 2011 to 2012 was primarily due to increased net income, as well as lower incentive compensation payments and customer program payments in 2012 compared to 2011. The increase was partially offset by the unfavorable impact of higher accounts receivable as a result of increased sales in December 2012 compared to 2011 combined with higher December 2011 collections, higher inventory to support sales growth and customer service levels and $20.3 million in higher pension plan contributions in 2012. The $36.5 million increase in cash provided by operating activities from 2010 to 2011 was primarily due to the higher year-end 2010 sales in advance of the expiration of the energy tax credit and the favorable impact on inventory of the 2010 roll-out of new cabinet programs.

Net cash used in investing activities was $86.7 million in 2012, compared to $71.0 million in 2011 and $55.7 million in 2010. The increase from 2011 to 2012 of $15.7 million was primarily due to higher acquisition costs and other investments in our Security & Storage segment ($19.2 million) and increased capital spending ($6.5 million), partially offset by higher proceeds from the sale of previously closed facilities ($10.0 million). The increase from 2010 to 2011 of $15.3 million was principally due to planned higher capital spending compared to lower spending in 2010 (a $10.2 million increase) and the acquisition of a regional windows business for $6.0 million.

Net cash provided by financing activities was $15.7 million in 2012, compared to net cash used by financing activities of $43.5 million in 2011 and $81.4 million in 2010. The $59.2 million favorable change from 2011 to 2012 was primarily due to the absence of borrowings from and dividends to our Former Parent ($435.8 million), higher cash received in 2012 from the exercise of stock options ($93.3 million) and the tax benefit from the exercise of stock-based compensation ($11.3 million). These factors were partially offset by higher debt repayments (net of issuances) of $476.8 million and stock repurchases ($8.8 million). The $37.9 million decrease in cash used in financing activities from 2010 to 2011 was due to lower borrowings from our Former Parent.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $381.8 million and $346.1 million as of December 31, 2012 and 2011, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $9.0 million and $10.6 million as of December 31, 2012 and 2011, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the Company could experience higher levels of customer defaults and bad debt expense in future periods.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In the third quarter of 2012, we contributed $20.7 million to qualified pension plans. We did not make any pension contributions to qualified pension plans in 2011. In 2013, we expect to make pension contributions of approximately $35 million. As of December 31, 2012, the fair value of our total pension plan assets was $536.8 million, representing funding of 76% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2012.

(In millions)	Payments Due by Period as of December 31, 2012

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
External short-term borrowings	$5.5	$5.5	$—	$—	$—
Total debt	320.0	22.5	70.0	227.5	—
Interest payments on long-term debt(a)	15.4	4.7	8.1	2.6	—
Operating leases	95.3	29.1	46.6	16.7	2.9
Purchase obligations(b)	299.8	286.7	9.9	2.2	1.0
Defined benefit plan contributions(c)	42.1	42.1	—	—	—
Total	$777.2	$389.7	$134.6	$249.0	$3.9

(a)	Interest payments on debt were calculated using the borrowing rate in effect on December 31, 2012.

(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.

(c)	Pension and postretirement contributions cannot be determined beyond 2013.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $20.8 million of unrecognized tax benefits as of December 31, 2012 have been excluded from the Contractual Obligations table above. See Note 13, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2012. Other corporate commercial commitments include standby letters of credit of $27.4 million, in the aggregate, all of which expire in less than one year, and surety bonds of $3.6 million, in the aggregate, $3.4 million of which expire in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Derivative Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in OCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. Deferred currency gains of $0.6 million were reclassified into earnings for the year ended December 31, 2012. Deferred currency losses of $0.5 million were reclassified into earnings for the year ended December 31, 2011 and gains of $0.1 million were reclassified into earnings in the year ended December 31, 2010. Based on foreign exchange rates as of December 31, 2012, we estimate that $0.2 million of net currency derivative gains included in OCI as of December 31, 2012 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Chinese yuan, and the Mexican peso. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Recently Issued Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). It requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, other disclosures providing additional detail about those amounts must be cross-referenced. The amendment is effective prospectively for reporting periods beginning after December 15, 2012 (calendar year 2013 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for fiscal years beginning after September 15, 2012 (calendar year 2013 for Home & Security), with early adoption permitted. We adopted this standard for 2012 year-end testing of indefinite-lived intangible assets and adoption of this standard did not have a material impact on our financial statements.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $9.0 million and $10.6 million as of December 31, 2012 and 2011, respectively.

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

Long-lived Assets

In accordance with ASC requirements for Property, Plant and Equipment, a long-lived asset (including amortizable identifiable intangible assets) or asset group held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Goodwill and Indefinite-lived Intangible Assets

In accordance with ASC requirements for Intangibles—Goodwill and Other, goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

As of December 31, 2012 and 2011, we evaluated the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the recovery of the U.S. home products market in the next 3 to 5 years and our annual operating plans finalized in the fourth quarter of each year. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. Prior to 2011, we relied solely on the income approach to estimate fair value. The market approach was added to incorporate consideration of the disparity in values between the income approach and market approach caused by the cyclical nature of many of the Company’s businesses. Predominant weight was put on the Company’s income approach (and future estimates of discounted cash flow) because we believe the recent historical operating results used in the market approach are not as relevant for valuation purposes as they reflect depressed cash flows due to the recent U.S. recession and the significant decline in both new home construction and repair and remodel market activity relative to historic levels. The impact of the change reduced the estimated fair values for all of our reporting units. The Company’s reporting units are operating segments or one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing included the following: third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales, profit and cash flow forecasts; peer company EBITDA earnings multiples; the market-participant-based weighted-average cost of capital; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and repair and remodel segments of the U.S. home products markets drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future profit margins and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible asset testing are third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales and profit margin forecasts; the market-participant weighted-average cost of capital; and the perpetuity growth rate. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. In addition, for 2012 year-end intangible asset impairment testing, we adopted the new accounting standards update that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. In the fourth quarter of 2012, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $9.9 million in our Advanced Material Windows & Door Systems segment and an impairment charge of $5.9 million in our Kitchen & Bath Cabinetry segment. Any further reduction in the estimated fair value of these tradenames would result in an impairment charge. As of December 31, 2012, these tradenames had an aggregate book value of $249.7 million.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, and lower levels of discretionary consumer spending. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plans’ projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial gains and losses was $42.2 million of expense, $80.0 million of expense and $3.5 million of income in 2012, 2011 and 2010, respectively.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets as of December 31, 2012 and 2011 was 7.8%. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2012 and 2011 was 4.2% and 4.9%, respectively.

The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $76.5 million as of December 31, 2012, an increase of $7.0 million from December 31, 2011. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2012, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.5% for pre-65 retirees and 7.0% for post-65 retirees, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year. As of December 31, 2011, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 8.0% for pre-65 retirees and 7.5% for post-65 retirees, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2012	2011	2010
Total pension expense	$36.9	$84.7	$8.2
Actuarial loss component of expense above	30.6	80.0	0.6
Total postretirement expense	13.4	5.3	1.3
Actuarial loss (gain) component of expense above	11.6	—	(4.1)

The actuarial losses in 2012 were principally due to reductions in the discount rates used to measure plan benefit obligations. The actuarial losses in 2011 were principally due to both decreasing discount rates and actual returns on plan assets that were lower than our expected return. Discount rates in 2012 and 2011 used to determine benefit obligations declined by an average of 70 and 90 basis points, respectively, for pension benefits and 90 and 70 basis points, respectively, for postretirement benefits. The decrease in discount rates was due to generally lower interest rates for the bond portfolio that comprises our spot-rate yield curve. Our spot-rate yield curve is based on high quality bond interest rates, which decreased in 2011 and 2012 reflecting an improving but still weak U.S. economy and AA or better rated bond yields that remained at historical lows. Our actual return on plan assets in 2012 was 14.5% compared to an actuarial assumption of a 7.8% expected return (2011 was a loss of 0.6% compared to an actuarial assumption of an 8.5% expected return and 2010 was a gain of 15.1% compared to an actuarial assumption of an 8.5% expected return). Significant actuarial losses in future periods would be expected if discount rates continue to decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $25 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.3 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Income Taxes

In accordance with ASC requirements for Income Taxes, we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2012, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $20.8 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $3 million to $5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

During 2012, we analyzed the subsidiary legal and capital structures inherited from our Former Parent to assess their compatibility with our strategies as a new independent company. Based on this analysis, in the fourth quarter of 2012, we committed to a plan to reorganize certain foreign subsidiaries and adjust their capital structures to better align with our business strategy as a new independent company. As part of this plan, we committed to a non-recurring remittance of certain foreign earnings and recorded an associated tax liability of $12.4 million. In 2011, prior to the Separation and at the direction of our Former Parent, we remitted foreign earnings and recorded an associated tax liability of $9.1 million. We have not provided deferred income taxes on the remaining undistributed earnings of foreign subsidiaries.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote the sale of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials, and media costs.

Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category, and is generally recorded in cost of products sold.

Litigation Contingencies

Our businesses are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC requirements for Contingencies. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation related loss contingencies may differ materially from the estimated liability recorded at particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”)

under “Superfund” or similar state laws. As of December 31, 2012, eight such instances have not been dismissed, settled or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2012 and 2011, we had accruals of $6.8 million and $7.9 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites

Cost Initiatives

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

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2012 would be $3.2 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (VAR) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.3 million at December 31, 2012. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2012	2011	2010
NET SALES	$3,591.1	$3,328.6	$3,233.5
Cost of products sold	2,421.1	2,332.1	2,177.1
Selling, general and administrative expenses	976.9	900.6	834.3
Amortization of intangible assets	11.1	14.4	15.7
Restructuring charges	4.5	4.7	8.0
Business separation costs	—	2.4	—
Asset impairment charges	15.8	90.0	—
OPERATING INCOME (LOSS)	161.7	(15.6)	198.4
Related party interest expense, net	—	23.2	116.0
External interest expense	8.7	3.2	0.3
Other (income) expense, net	(1.0)	1.6	(1.0)
Income (loss) before income taxes	154.0	(43.6)	83.1
Income taxes (benefit)	34.3	(9.0)	18.1
NET INCOME (LOSS)	119.7	(34.6)	65.0
Less: Noncontrolling interests	1.0	1.0	1.2
NET INCOME (LOSS) ATTRIBUTABLE TO HOME & SECURITY	$118.7	$(35.6)	$63.8
BASIC EARNINGS (LOSS) PER COMMON SHARE(a)	$0.74	$(0.23)	$0.41
DILUTED EARNINGS (LOSS) PER COMMON SHARE(a)	$0.71	$(0.23)	$0.41
Basic average number of shares outstanding(a)	160.6	155.2	155.1
Diluted average number of shares outstanding(a)	166.1	155.2	155.1

(a)

On September 27, 2011, shares of Home & Security common stock (par value $0.01 per share) were split from 1,000 shares issued and outstanding and 100,000 shares authorized to approximately 155.1 million shares issued and outstanding and 750 million shares authorized. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated adjusting the number of Home & Security shares for the stock split for periods prior to September 27, 2011.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2012	2011	2010
NET INCOME (LOSS)	$119.7	$(34.6)	$65.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	8.4	(1.8)	5.4
Unrealized (losses) gains on derivatives:
Unrealized holding gains arising during period	0.4	0.7	2.1
Less: reclassification adjustment for gains included in net income	(0.8)	(1.9)	(1.3)
Unrealized (losses) gains on derivatives	(0.4)	(1.2)	0.8
Defined benefit plans:
Prior service credit arising during period	29.4	1.7	—
Net actuarial (loss) gain arising during period	(7.0)	(24.6)	5.0
Transfer of corporate plan from Fortune Brands, Inc.	—	(5.3)	—
Less: amortization of prior service (credit) cost included in net periodic pension cost	(2.3)	0.7	0.8
Defined benefit plans	20.1	(27.5)	5.8
Other comprehensive income (loss), before tax	28.1	(30.5)	12.0
Income tax (expense) benefit related to items of other comprehensive income(a)	(8.1)	11.6	(5.3)
Other comprehensive income (loss), net of tax	20.0	(18.9)	6.7
COMPREHENSIVE INCOME (LOSS)	139.7	(53.5)	71.7
Less: comprehensive income attributable to noncontrolling interest	(1.0)	(1.0)	(1.2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOME & SECURITY	$138.7	$(54.5)	$70.5

(a)

Tax benefit (expense) on unrealized (losses) gains on derivatives of $0.1 million, $0.5 million, and $(0.3) million and on defined benefit plans of $(8.2) million, $11.1 million and $(5.0) million in 2012, 2011 and 2010, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$336.0	$120.8
Accounts receivable less allowances for discounts, doubtful accounts and returns	381.8	346.1
Inventories	357.2	336.3
Other current assets	153.0	150.3
TOTAL CURRENT ASSETS	1,228.0	953.5
Property, plant and equipment, net of accumulated depreciation	509.4	525.8
Goodwill	1,387.0	1,366.6
Other intangible assets, net of accumulated amortization	677.7	702.9
Other assets	71.6	89.1
TOTAL ASSETS	$3,873.7	$3,637.9
LIABILITIES AND EQUITY
Current liabilities
Notes payable to banks	$5.5	$3.8
Current portion of long-term debt	22.5	17.5
Accounts payable	287.0	260.7
Other current liabilities	317.6	315.8
TOTAL CURRENT LIABILITIES	632.6	597.8
Long-term debt	297.5	389.3
Deferred income taxes	223.6	204.1
Accrued defined benefit plans	252.7	248.2
Other non-current liabilities	82.6	74.0
TOTAL LIABILITIES	1,489.0	1,513.4
Equity
Common stock(a)	1.6	1.6
Paid-in capital	2,324.8	2,186.4
Accumulated other comprehensive income	30.6	10.6
Retained earnings (deficit)	41.0	(77.7)
Treasury stock	(16.9)	(0.1)
TOTAL HOME & SECURITY EQUITY	2,381.1	2,120.8
Noncontrolling interests	3.6	3.7
TOTAL EQUITY	2,384.7	2,124.5
TOTAL LIABILITIES AND EQUITY	$3,873.7	$3,637.9

(a)	Par value $0.01 per share, 164.6 million shares and 156.0 million shares issued at December 31, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$119.7	$(34.6)	$65.0
Non-cash expense (income):
Depreciation	90.2	97.1	95.9
Amortization	11.1	14.4	15.7
Stock-based compensation	26.9	15.7	11.7
Restructuring charges	—	1.8	0.5
(Gain) loss on sale of property, plant and equipment	(2.9)	1.7	1.7
Asset impairment charges	15.8	90.0	—
Recognition of actuarial losses (gains)	42.2	80.0	(3.5)
Deferred taxes	(4.0)	(62.4)	27.1
Changes in assets and liabilities including effects subsequent to acquisitions:
(Increase) decrease in accounts receivable	(33.5)	26.9	(20.8)
Increase in inventories	(18.7)	(4.6)	(34.4)
Increase in accounts payable	22.1	6.7	16.3
Decrease (increase) in other assets	5.5	(40.7)	(6.7)
(Decrease) increase in accrued taxes	(12.8)	50.4	(14.4)
Increase (decrease) in accrued expenses and other liabilities	21.2	(67.0)	(15.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	282.8	175.4	138.9
INVESTING ACTIVITIES
Capital expenditures	(75.0)	(68.5)	(58.3)
Proceeds from the disposition of assets	13.5	3.5	2.6
Acquisitions, net of cash acquired	(19.5)	(6.0)	—
Other investing activities	(5.7)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(86.7)	(71.0)	(55.7)
FINANCING ACTIVITIES
Increase in short-term debt	1.9	1.4	1.7
Issuance of long-term debt	70.0	510.0	—
Repayment of long-term debt	(156.8)	(120.0)	(7.1)
Proceeds from the exercise of stock options	104.3	11.0	—
Tax benefit from the exercise of stock-based compensation	12.2	0.9	—
Net loan payments to Fortune Brands, Inc.	—	91.2	(96.6)
Dividends to Fortune Brands, Inc.	—	(548.9)	—
Fortune Brands, Inc. (payment) capital contribution	(6.0)	15.9	20.3
Treasury stock purchases	(8.8)	—	—
Other financing activities, net	(1.1)	(5.0)	0.3
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15.7	(43.5)	(81.4)
Effect of foreign exchange rate changes on cash	3.4	(0.8)	1.1
NET INCREASE IN CASH AND CASH EQUIVALENTS	$215.2	$60.1	$2.9
Cash and cash equivalents at beginning of year	$120.8	$60.7	$57.8
Cash and cash equivalents at end of year	$336.0	$120.8	$60.7
Cash paid during the year for:
External interest	$7.1	$2.6	$0.6
Related party interest	—	63.7	121.7
Income taxes paid directly to taxing authorities	55.9	23.0	23.7
Income taxes paid to (received from) Fortune Brands, Inc.	3.0	7.6	(0.8)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2009	$—	$670.5	$22.8	$(856.8)	$—	$2.9	$(160.6)
Comprehensive income:
Net income	—	—	—	63.8	—	1.2	65.0
Other comprehensive income	—	—	6.7	—	—	—	6.7
Fortune Brands, Inc. capital contribution(a)	—	32.8	—	—	—	—	32.8
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2010	$—	$703.3	$29.5	$(793.0)	$—	$3.5	$(56.7)
Comprehensive income:
Net income	—	—	—	(35.6)	—	1.0	(34.6)
Other comprehensive income	—	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	26.6	—	—	—	—	26.6
Tax benefit on exercise of stock options	—	1.2	—	—	—	—	1.2
Dividends declared to Fortune Brands, Inc.	—	(574.3)	—	—	—	—	(574.3)
Change in legal structure(b)	—	(750.9)	—	750.9	—	—	—
Fortune Brands, Inc. capital contribution(a)	—	2,782.1	—	—	—	—	2,782.1
Common stock split	1.6	(1.6)	—	—	—	—	—
Treasury stock purchase	—	—	—	—	(0.1)	—	(0.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5
Comprehensive income:
Net income	—	—	—	118.7	—	1.0	119.7
Other comprehensive income	—	—	20.0	—	—	—	20.0
Stock options exercised	—	104.4	—	—	—	—	104.4
Stock-based compensation	—	27.1	—	—	(7.7)	—	19.4
Tax benefit on exercise of stock options	—	12.0	—	—	—	—	12.0
Separation-related adjustments	—	(5.1)	—	—	—	—	(5.1)
Treasury stock purchase	—	—	—	—	(9.1)	—	(9.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7

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

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Background and Basis of Presentation

Separation    On September 27, 2011, the board of directors of Fortune Brands, Inc. (“our Former Parent”) approved the spin-off of Home & Security into an independent, publicly-traded company (the “Separation”). References to “Home & Security,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. On October 3, 2011, the Separation was completed, with the stockholders of our Former Parent receiving one share of Home & Security common stock for each share of Former Parent common stock held on September 20, 2011. Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, the Company paid a dividend of $48.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two latter payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. Following the Separation, our Former Parent changed its name to Beam Inc. and retained no ownership interest in Home & Security. On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS”.

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

The consolidated financial statements and segment information included in this Annual Report on Form 10-K have been derived principally from the consolidated financial statements of the Company. Prior to the Separation, the Company was a wholly-owned subsidiary of our Former Parent. Our financial statements for periods prior to the Separation were derived from the historical results of operations and historical basis of assets and liabilities, and include allocations of certain general corporate expenses of our Former Parent incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. During the years ended December 31, 2011 and 2010, these allocations totaled $23.4 million and $32.0 million, respectively. The 2011 allocation is for nine months only (January 1, 2011 through the date of the Separation) because Home & Security became an independent company on October 3, 2011. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as a stand-alone company or of the costs expected to be incurred in the future. The consolidated financial statements included in this Annual Report on Form 10-K for periods prior to the Separation may not necessarily reflect the Company’s results of operations, financial condition and cash flows in the future or what its results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during the periods presented.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $9.0 million and $10.6 million as of December 31, 2012 and 2011, respectively.

Inventories    The majority of our inventories are accounted for using the first-in, first-out inventory method. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

We also use the last-in, first-out (“LIFO”) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2012 and 2011 were $163.6 million (with a current cost of $193.9 million) and $159.2 million (with a current cost of $185.6 million), respectively.

Property, Plant and Equipment    Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value at the time the assets are being actively marketed for sale. As of December 31, 2012 and 2011, the carrying value of assets held for sale was not material. Estimated useful lives of the related assets are as follows:

Buildings and leasehold improvements	15 to 40 years
Machinery and equipment	3 to 10 years
Software	3 to 7 years

Long-lived Assets    In accordance with Accounting Standards Codification (“ASC”) requirements for Property, Plant and Equipment, a long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Goodwill and Indefinite-lived Intangible Assets    In accordance with ASC requirements for Intangibles—Goodwill and Other, goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

As of December 31, 2012 and 2011, we evaluated the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. Prior to 2011, we relied solely on the income approach to estimate fair value. The market approach was added to incorporate consideration of the disparity in values between the income approach and market approach caused by the cyclical nature of many of the Company’s businesses. Predominant weight was put on the Company’s income approach (and future estimates of discounted cash flow) because we believe the recent historical operating results used in the market approach are not as relevant for valuation purposes as they reflect depressed cash flows due to the recent U.S. recession and the significant decline in both new home construction and repair and remodel market activity relative to historic levels. The impact of the change reduced the estimated fair values for all of our reporting units. The Company’s reporting units are operating segments, or one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. In addition, for 2012 year-end intangible asset impairment testing, we adopted the new accounting standards update that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

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

Defined Benefit Plans    We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation — Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 12, “Defined Benefit Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position or results of operations. We will continue to monitor these assumptions as market conditions warrant.

Litigation Contingencies    Our businesses are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC requirements for Contingencies. We evaluate the measurement of recorded liabilities each reporting period based on the current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

Income Taxes    In accordance with ASC requirements for Income Taxes, we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2012, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $20.8 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $3 million to $5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

During 2012, we analyzed the subsidiary legal and capital structures inherited from our Former Parent to assess their compatibility with our strategies as a new independent company. Based on this analysis, in the fourth quarter of 2012, we committed to a plan to reorganize certain foreign subsidiaries and adjust their capital structures to better align with our business strategy as a new independent company. As part of this plan, we committed to a non-recurring remittance of certain foreign earnings and recorded an associated tax liability of $12.4 million. In 2011, prior to the Separation and at the direction of our Former Parent, we remitted foreign earnings and recorded an associated tax liability of $9.1 million. We have not provided deferred income taxes on the remaining undistributed earnings of foreign subsidiaries.

Revenue Recognition    Revenue is recorded when persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is recorded net of applicable provisions for discounts, returns and allowances. We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized. Sales returns are based on historical returns, current trends and forecasts of product demand.

Cost of Products Sold    Cost of products sold includes all costs to make products saleable, such as employee benefit costs, inbound freight, purchasing and receiving costs, inspection costs and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials, and media production costs. The costs included in the “selling, general and administrative expenses” category were $46.2 million, $47.4 million and $43.0 million for the years ended December 31, 2012, 2011 and 2010.

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $162.1 million, $154.0 million and $133.2 million in 2012, 2011 and 2010, respectively.

Advertising costs, which amounted to $179.4 million, $181.6 million and $173.5 million in 2012, 2011 and 2010, respectively, are principally expensed as incurred. Advertising costs include product displays, media production costs, and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $49.9 million, $49.8 million and $49.8 million in 2012, 2011 and 2010, respectively. Advertising costs recorded in selling, general and administrative expenses were $129.5 million, $131.8 million and $123.7 million in 2012, 2011 and 2010, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $47.0 million, $35.1 million and $33.4 million in 2012, 2011 and 2010, respectively, are expensed as incurred.

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

Earnings Per Share    Earnings per common share is calculated by dividing net income attributable to Home & Security by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year. In periods prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share since no Home & Security stock-based awards were outstanding prior to the Separation. See Note 19, “Earnings Per Share,” for further discussion.

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the “accumulated other comprehensive income” (“AOCI”) caption in equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into functional currency with resulting transaction gains or losses recorded in other (income) expense, net.

Derivative Financial Instruments    In accordance with ASC requirements for Derivatives and Hedging, all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded directly to a separate component of AOCI, and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Derivative gains or losses included in AOCI are reclassified into earnings at the time the forecasted revenue or expense is recognized. Deferred currency gains of $0.6 million were reclassified into earnings for the year ended December 31, 2012. Deferred currency losses of $0.5 million were reclassified into earnings in 2011 and gains of $0.1 million were reclassified into earnings in the year ended December 31, 2010. Based on foreign exchange rates as of December 31, 2012, we estimate that $0.2 million of net currency derivative gains included in AOCI as of December 31, 2012 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 is intended to improve the reporting of reclassifications out of AOCI. It requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, other disclosures providing additional detail about those amounts must be cross-referenced. The amendment is effective prospectively for reporting periods beginning after December 15, 2012 (calendar year 2013 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for fiscal years beginning after September 15, 2012 (calendar year 2013 for Home & Security), with early adoption permitted. We adopted this standard for 2012 year-end testing of indefinite-lived intangible assets and adoption of this standard did not have a material impact on our financial statements.

3.    Related Party Transactions

Prior to the Separation, Home & Security had certain related party relationships with our Former Parent and its subsidiaries, as discussed below. Pursuant to the Separation and Distribution Agreement, the Indemnification Agreement and certain other agreements entered into in connection with the Separation, our Former Parent agreed to indemnify us from certain liabilities and we agreed to indemnify our Former Parent from certain liabilities. Indemnities that we may be required to provide our Former Parent may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution of all the shares of our common stock owned by our Former Parent to stockholders of our Former Parent as of September 20, 2011 (the “Distribution”). Third parties could also seek to hold us responsible for any of the liabilities that our Former Parent has agreed to retain. Even if we ultimately succeed in recovering from our Former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

Upon the Separation, our Former Parent ceased providing financing, cash management and treasury services to the Company. Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, the Company paid a dividend of $48.9 million to our Former Parent, prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two latter payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. In addition, in the fourth quarter of 2012, we paid $3.0 million to our Former Parent for the final settlement of the Home & Security portion of our Former Parent’s consolidated 2011 federal income tax return.

Financing and Cash Management    Historically, our Former Parent provided financing, cash management and treasury services to Home & Security. The Company’s U.S. cash balances were swept by our Former Parent on a daily basis, and the Company received funding from our Former Parent for operating and investing cash needs. Cash transferred to and from the Company was recorded in the form of loans from or to our Former Parent in the accompanying financial statements. Loans accrued interest at rates of up to 6.0%. The weighted-average interest rate on loans to/from our Former Parent was 3.4% and 4.4% in 2011 and 2010, respectively. Related party interest expense and income are shown below.

(In millions)	2011	2010
Related party interest expense	$29.3	$130.9
Related party interest income	(6.1)	(14.9)
Related party interest, net	$23.2	$116.0

General and Administrative Services    Until consummation of the Separation, our Former Parent performed certain functions and services on behalf of Home & Security. Refer to Note 1, “Background and Basis of Presentation,” for additional information.

4.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2012	2011
Inventories:
Raw materials and supplies	$144.3	$137.1
Work in process	38.6	39.9
Finished products	174.3	159.3
Total inventories	$357.2	$336.3

Property, plant and equipment:
Land and improvements	$47.6	$48.9
Buildings and improvements to leaseholds	324.5	328.2
Machinery and equipment	1,056.3	1,058.2
Construction in progress	62.8	42.1
Property, plant and equipment, gross	1,491.2	1,477.4
Less: accumulated depreciation	981.8	951.6
Property, plant and equipment, net of accumulated depreciation	$509.4	$525.8

Other current liabilities:
Accrued salaries, wages and other compensation	$109.0	$74.7
Accrued customer programs	102.8	83.0
Other accrued expenses	105.8	158.1
Total other current liabilities	$317.6	$315.8

5.    Goodwill and Other Identifiable Intangible Assets

The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security& Storage	Total Goodwill
Balance at December 31, 2009(a)	$490.3	$569.7	$228.0	$75.3	$1,363.3
2010 translation adjustments	1.4	—	—	0.2	1.6
Balance at December 31, 2010(a)	491.7	569.7	228.0	75.5	1,364.9
2011 translation adjustments	(0.5)	—	—	—	(0.5)
Acquisition-related adjustments	—	—	2.2	—	2.2
Balance at December 31, 2011(a)	491.2	569.7	230.2	75.5	1,366.6
2012 translation adjustments	0.6	—	—	0.2	0.8
Acquisition-related adjustments	—	—	(1.1)	20.7	19.6
Balance at December 31, 2012(a)	$491.8	$569.7	$229.1	$96.4	$1,387.0

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

We also had indefinite-lived intangible assets, principally tradenames, of $561.4 million and $574.8 million as of December 31, 2012 and 2011, respectively. The decrease of $13.4 million was primarily due to pre-tax tradename impairments of $15.8 million (see discussion below), partially offset by a foreign currency translation adjustment.

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

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2012 and 2011 were as follows:

	As of December 31, 2012				As of December 31, 2011
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$603.4	$(42.0	)(a)	$561.4	$616.8	$(42.0	)(a)	$574.8
Amortizable intangible assets
Tradenames	17.0	(6.9)		10.1	16.8	(6.1)		10.7
Customer and contractual relationships	271.2	(174.4)		96.8	270.1	(163.6)		106.5
Patents/proprietary technology	50.5	(41.1)		9.4	50.2	(39.3)		10.9
Total	338.7	(222.4)		116.3	337.1	(209.0)		128.1
Total identifiable intangibles	$942.1	$(264.4)		$677.7	$953.9	$(251.0)		$702.9

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles — Goodwill and Other Assets.

We reclassified $5.6 million of internally-developed patents and tradenames as of December 31, 2011 on the balance sheet from other assets to identifiable intangible assets consistent with our current presentation.

We expect to record intangible amortization of approximately $10 million per year in 2013 through 2017.

We review indefinite-lived intangible assets for impairment annually in the fourth quarter, as well as whenever market or business events indicate there may be a potential impact on a specific intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. In addition, for 2012 year-end intangible asset impairment testing, we adopted the new accounting standards update that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

In the fourth quarter of 2012, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $15.8 million. The impairment charges in our Advanced Material Windows & Door Systems segment were $9.9 million and the impairment charge in our Kitchen & Bath Cabinetry segment was $5.9 million. These charges were primarily the result of an increase in our market-participant cost of capital discount rates. One tradename in the Kitchen & Bath Cabinetry segment was also impacted by reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter. As of December 31, 2012, the remaining net book value of the indefinite-lived tradenames that were impaired in the fourth quarter of 2012 by segment was $199.1 million in the Advanced Windows & Door Systems segment and $50.6 million in the Kitchen & Bath Cabinetry segment.

As of December 31, 2012, the fair value of each of our reporting units exceeded the carrying value by a substantial margin.

In the fourth quarter of 2011, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $90.0 million in our Advanced Material Windows & Door Systems segment. These charges were primarily the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename over the next two to three years. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter of 2011 and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, and lower levels of discretionary consumer spending. While our cash flow projections used to assess impairment of our goodwill and other intangible assets are influenced by a number of variables, they are most significantly influenced by our projection for the recovery of the U.S. home products markets in the next 3 to 5 years. We reevaluate our projection of the U.S. home products market periodically and in connection with our annual operating plans finalized in the fourth quarter of each year. The U.S. home products market is highly dependent on U.S. new home construction. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

6.    Acquisition

In December 2012, our Security & Storage business acquired a company for approximately $20 million in cash. The purchase price is subject to change based on adjustments in accordance with the purchase agreement, such as working capital adjustments. The allocation of the purchase price is preliminary due to the recent date of the acquisition. The final purchase price allocation will be completed after asset and liability valuations are finalized. Final adjustments will affect the fair value assigned to the assets, including intangible assets, and assumed liabilities. This acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

In the third quarter of 2011, we acquired a regional windows business for $6 million in cash. This acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

7.    External Debt and Financing Arrangements

On August 22, 2011, we signed a $650 million committed revolving credit facility as well as a $350 million term loan, both of which expire in October 2016. Both facilities are to be used for general corporate purposes, including for financing the $500 million dividend we paid to our Former Parent immediately prior to the Separation. On December 31, 2012 and 2011, our outstanding borrowings under the revolving credit facility and term loan were $320.0 million and $400.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At December 31, 2012, we were in compliance with our debt covenant ratios.

At December 31, 2012 and 2011, there were $5.5 million and $3.8 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million, as of December 31, 2012 and 2011. The weighted-average interest rates on these borrowings were 13.0%, 14.3% and 10.1% in 2012, 2011 and 2010, respectively.

The components of external long-term debt were as follows:

(In millions)	2012	2011
$650 million revolving credit agreement due October 2016	$—	$50.0
$350 million term loan due October 2016	320.0	350.0
Industrial revenue bond due in 2016	—	6.8
Total debt	320.0	406.8
Less: current portion	22.5	17.5
Total long-term debt	$297.5	$389.3

The industrial revenue bond due in 2016 was repaid in 2012. Term loan amortization payments during the next five years as of December 31, 2012 are $22.5 million in 2013, $35.0 million in 2014, $35.0 million in 2015, and the remaining $227.5 million in 2016.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2012.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2012 and 2011.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item are recognized on the same line of the statement of income. Any ineffectiveness was immaterial in the years ended December 31, 2012 and 2011. The effective portions of cash flow hedges are reported in OCI and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2012 was $177.1 million, representing a net settlement receivable of $0.2 million. Based on foreign exchange rates as of December 31, 2012, we estimate that $0.2 million of net foreign currency derivative gains included in other comprehensive income as of December 31, 2012 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2012 and 2011 were:

		Fair Value

(In millions)		2012	2011
Assets:
Foreign exchange contracts	Other current assets	$1.0	$2.5
Commodity contracts	Other current assets	0.2	0.1
	Total assets	$1.2	$2.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.8	$1.0
Commodity contracts	Other current liabilities	0.1	0.5
	Total liabilities	$0.9	$1.5

The effects of derivative financial instruments on the consolidated statements of income for the years ended December 31, 2012 and 2011 were:

(In millions)	Gain (Loss) Recognized in Income

Type of hedge	Location	2012	2011
Cash flow	Net sales	$0.1	$(0.6)
	Cost of products sold	0.6	2.5
Total		$0.7	$1.9

For cash flow hedges that are effective, the amounts recognized in OCI were $0.4 million and $0.7 million in 2012 and 2011, respectively. In the years ended December 31, 2012, 2011 and 2010, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

9.    Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 were as follows:

	Fair Value

(In millions)	2012	2011
Assets:
Derivative asset financial instruments (level 2)	$1.2	$2.6
Deferred compensation program assets (level 1)	3.6	4.2
Total assets	$4.8	$6.8
Liabilities:
Derivative liability financial instruments (level 2)	$0.9	$1.5

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.

The carrying value of the Company’s long-term debt as of December 31, 2012 and 2011 of $320.0 million and $406.8 million, respectively, approximated its fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are level 2 inputs.

In 2012 and 2011, we recorded pre-tax intangible asset impairment charges of $15.8 million and $90.0 million, respectively. Refer to Note 5, “Goodwill and Other Identifiable Intangible Assets,” for additional information. In accordance with ASC requirements for Fair Value Measurements, below is the disclosure for assets measured at fair value on a non-recurring basis.

(in millions)	2012		2011

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)	Total Losses	Fair Value Measurements Using Significant Unobservable Inputs (level 3)	Total Losses
Indefinite-lived intangible assets	$249.7	$15.8	$227.0	$90.0

10.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2012 and 2011 were as follows:

	Common Shares		Treasury Shares

	2012	2011	2012	2011
Balance at the beginning of the year	156,008,132	1,000	3,357	—
Stock split on September 27, 2011	—	155,051,629	—	—
Stock plan shares issued	8,544,260	958,860	—	—
Shares surrendered by optionees	(342,498)	(3,357)	342,498	3,357
Common stock repurchases	(354,247)	—	354,247	—
Balance at the end of the year	163,855,647	156,008,132	700,102	3,357

Since the Separation, no dividends have been paid on our common stock.

The Company has 60,000,000 authorized shares of preferred stock, par value $0.01 per share. At December 31, 2012, no shares of our preferred stock were outstanding, and we have no present plans to issue any shares of preferred stock. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the three years ending July 25, 2015. At December 31, 2012, the Company’s total remaining share repurchase authorization was $140,836,702. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

11.    Stock-Based Compensation

Prior to and in connection with the Separation, the Company adopted, and our Former Parent as its sole stockholder prior to the Separation approved, the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan (the “Plan”). The Plan provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees and consultants. A maximum of 30 million shares of common stock may be awarded under the Plan. As of December 31, 2012, 5 million shares of Home & Security common stock were available for issuance under this Plan. Upon the exercise of stock options or the payout of restricted stock units, shares of common stock are issued from authorized common shares. Prior to the Separation, employees of Home & Security participated in our Former Parent’s stock-based compensation plans.

At the time of the Separation, all outstanding equity awards granted by our Former Parent held by Home & Security employees were converted into Home & Security equity awards. The manner of conversion for each employee was determined based on the type of award, vesting status of the award and the employment status of the employee at the Separation date of October 3, 2011.

Stock Option Awards

The conversion of stock options constituted a modification of those stock option awards in accordance with ASC requirements for Compensation — Stock Compensation because certain awards did not have antidilution provisions. Stock-based compensation relating to the incremental fair value between Former Parent awards held prior to the Separation and Home & Security awards subsequent to the modification resulted in additional pre-tax stock-based compensation charges in 2011 of $2.4 million related to previously vested options.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. We recognize compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Stock options granted under the Plan generally vest over a three-year period and have a maturity of ten years from the grant date. Home & Security stock options converted from awards granted by our Former Parent prior to the Separation retained the vesting schedule and expiration date of the original terms and conditions of the stock option awards.

The fair value of Home & Security options granted subsequent to the Separation and our Former Parent’s stock options granted to Home & Security employees prior to the Separation for the years ended December 31, 2011 and 2010 was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	Home & Security Grants		Former Parent Grants

	2012	2011	2011	2010
Current expected dividend yield	1.5%	1.5%	2.0%	2.1%
Expected volatility	35.0%	39.0%	33.2%	34.1%
Risk-free interest rate	1.2%	1.2%	2.3%	2.2%
Expected term	6.0 years	6.5 years	5.5 years	4.5 years

For periods presented prior to the Separation date of October 3, 2011, all stock-based compensation awards were made by our Former Parent and used our Former Parent assumptions for volatility, dividend yield and term. The weighted-average grant date fair value of stock options granted by our Former Parent during the years ended December 31, 2011 and 2010 was $16.98 and $11.28, respectively.

Home & Security assumptions were utilized for grants made on or after October 4, 2011. The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, stage of life and with similar market capitalization since there is not sufficient historical volatility data for Home & Security common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the Securities and Exchange Commission’s safe harbor guidelines. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plan during the years ended December 31, 2012 and 2011 was $5.80 and $4.20, respectively.

In the years ended December 31, 2012, 2011 and 2010, we recognized pre-tax stock-based compensation expense for stock options of $12.5 million, $14.1 million and $11.7 million, respectively. Of the total pre-tax stock-based compensation expense, the amounts included in selling, general and administrative expenses in the consolidated statements of income were $11.7 million, $12.8 million and $9.9 million in 2012, 2011 and 2010, respectively. Compensation costs that were capitalized in cost of products sold were not material.

A summary of Home & Security stock option activity related to Home & Security and our Former Parent employees for the year ended December 31, 2012 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	20,146,020	$13.03
Granted	1,167,600	19.46
Exercised	(7,590,987)	13.77
Expired/forfeited	(652,499)	13.58
Outstanding at December 31, 2012	13,070,134	$13.14

Options outstanding and exercisable at December 31, 2012 were as follows:

	Options Outstanding(a)			Options Exercisable(b)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $11.99	3,959,824	4.0	$9.71	2,681,242	$9.68
12.00 to 14.00	5,861,838	7.3	13.02	1,878,990	13.10
14.01 to 19.46	3,248,472	4.1	17.55	2,145,872	16.57
	13,070,134	5.5	$13.14	6,706,104	$12.84

(a)	At December 31, 2012, the aggregate intrinsic value of options outstanding was $210.1 million.

(b)	At December 31, 2012, the weighted-average remaining contractual life of options exercisable was 3.4 years and the aggregate intrinsic value of options exercisable was $109.8 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2012 was approximately $13.1 million, and the weighted-average period of time over which this cost will be recognized is 2.0 years. The fair value of options that vested during the years ended December 31, 2012, 2011 and 2010 was $10.8 million, $10.0 million and $9.0 million, respectively. The intrinsic value of Home & Security stock options exercised in the years ended December 31, 2012, 2011 and 2010 was $70.2 million, $10.0 million and $3.7 million, respectively.

Restricted Stock Units

Restricted stock units have been granted to officers and select employees of the Company and represent the right to receive unrestricted shares of stock subject to employment. Certain restricted stock units are also subject to attaining specific performance criteria. Compensation cost is recognized over the service period. The fair value of each restricted stock unit granted is equal to the share price at the date of grant. Restricted stock units generally vest after a three-year period (although certain grants vest after two or four years).

A summary of activity with respect to restricted stock units outstanding under the Plan related to Home & Security and our Former Parent employees for the year ended December 31, 2012 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	2,179,901	$10.55
Granted	577,750	19.47
Vested	(890,683)	8.08
Cancelled	(99,700)	14.33
Non-vested at December 31, 2012	1,767,268	$14.49

The pre-tax compensation cost for restricted stock units recorded in 2012, 2011 and 2010 was $10.0 million, $1.6 million and $1.2 million, respectively. There were no vested restricted stock units as of December 31, 2012. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2012 was approximately $13.1 million, and the weighted-average period of time over which this cost will be recognized is 2.2 years.

Performance Awards

Performance share awards were granted to certain employees of the Company under the Plan and represent the right to earn shares of Company common stock based on the achievement of various segment or company-wide performance conditions, including diluted cumulative earnings per share, average return on invested capital and cumulative operating income during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, based on the probability of meeting performance targets. The fair value of each performance share award is based on the stock price at the date of grant.

The following table summarizes information about performance share awards as of December 31, 2012, as well as activity during the year then ended, based on the target award amounts in the performance share award agreements:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	—	$—
Granted	347,400	19.47
Cancelled	(19,300)	19.47
Non-vested at December 31, 2012	328,100	$19.47

The pre-tax compensation cost for performance share awards recorded in 2012 was $3.3 million. No awards were made prior to 2012. The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2012 was approximately $8.8 million, and the weighted-average period of time over which this cost will be recognized is 2.1 years.

Director’s Awards

Starting in 2012, stock awards compensate outside directors under the Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director’s fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In the twelve months ended December 31, 2012, we awarded 52,208 shares of common stock to outside directors with a weighted average fair value on the date of the award of $20.46 (pre-tax compensation cost $1.1 million).

12.    Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements.

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

Obligations and Funded Status at December 31	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$639.5	$557.3	$93.9	$90.4
Service cost	12.1	12.9	0.5	0.4
Interest cost	30.7	31.0	3.9	4.4
Plan amendments	0.4	—	(29.8)	—
Actuarial loss	66.0	72.8	9.9	5.2
Participants’ contributions	—	—	0.8	0.8
Benefits paid	(26.2)	(26.2)	(6.4)	(7.4)
Plan curtailment gain	—	(17.3)	—	—
Medicare Part D reimbursement	—	—	0.5	0.1
Transfer of corporate plan from Former Parent	—	9.0	—	—
Projected benefit obligation at end of year	$722.5	$639.5	$73.3	$93.9
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$703.3	$621.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$477.9	$503.9	$—	$—
Actual return on plan assets	63.7	(2.7)	—	—
Employer contributions	21.4	1.1	5.1	6.5
Participants’ contributions	—	—	0.8	0.8
Medicare Part D reimbursement	—	—	0.5	0.1
Benefits paid	(26.2)	(26.2)	(6.4)	(7.4)
Transfer of corporate plan from Former Parent	—	1.8	—	—
Fair value of plan assets at end of year	$536.8	$477.9	$—	$—
Funded status (Fair value of plan assets less PBO)	$(185.7)	$(161.6)	$(73.3)	$(93.9)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2012	2011	2012	2011
Current benefit payment liability	$(0.8)	$(0.7)	$(5.5)	$(6.6)
Accrued benefit liability	(184.9)	(160.9)	(67.8)	(87.3)
Net amount recognized	$(185.7)	$(161.6)	$(73.3)	$(93.9)

In the fourth quarter of 2012, we amended certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plans of $29.8 million. This liability reduction resulting from these plan amendments will be recorded in net income in accordance with ASC requirements for Compensation — Retirement Benefits. In the third and fourth quarters of 2011, we communicated to employees our decision to freeze salaried and certain hourly non-union pension plans by December 31, 2016. As a result, we remeasured our pension liabilities, updated our pension measurement assumptions, and recorded pension curtailment charges totaling $1.8 million.

In 2013, we expect to make pension contributions of approximately $35 million.

The amounts in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2010	$38.8	$0.8
Recognition of actuarial loss	(80.0)	—
Current year actuarial loss	38.7	5.2
Transfer of corporate plan from Former Parent	5.3	—
Net actuarial gain due to curtailments and settlements	60.7	—
Net actuarial loss at December 31, 2011	63.5	6.0
Recognition of actuarial loss	(30.6)	(11.6)
Current year actuarial loss	39.3	9.9
Net actuarial loss at December 31, 2012	$72.2	$4.3
Net prior service cost at December 31, 2010	$2.5	$1.4
Prior service credit recognition due to curtailments	(1.7)	—
Amortization	(0.3)	(0.4)
Net prior service cost at December 31, 2011	0.5	1.0
Prior service cost (credit) recognition due to plan amendments	0.4	(29.8)
Amortization	(0.3)	2.6
Net prior service cost (credit) at December 31, 2012	$0.6	$(26.2)
Total at December 31, 2012	$72.8	$(21.9)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are amortization of net prior service costs (credits) related pension benefits of $0.1 million and postretirement benefits of $(18.3) million.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2012	2011	2010	2012	2011	2010
Service cost	$12.1	$12.9	$12.7	$0.5	$0.5	$0.4
Interest cost	30.7	31.0	30.6	3.9	4.4	4.7
Expected return on plan assets	(36.8)	(41.3)	(37.1)	—	—	—
Recognition of actuarial losses (gains)	30.6	80.0	0.6	11.6	—	(4.1)
Amortization of prior service cost (credits)	0.3	0.3	0.5	(2.6)	0.4	0.3
Curtailment and settlement losses	—	1.8	0.9	—	—	—
Net periodic benefit cost	$36.9	$84.7	$8.2	$13.4	$5.3	$1.3

Assumptions	Pension Benefits			Postretirement Benefits

	2012	2011	2010	2012	2011	2010
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.2%	4.9%		3.7%	4.6%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	4.9%	5.8%	6.0%	4.6%	5.3%	5.8%
Expected long-term rate of return on plan assets	7.8%	8.5%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2012		2011
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.5/7.0	%(a)	8.0/7.5	%(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%		5%
Year that the rate reaches the ultimate trend rate	2017		2017

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.3	$(0.3)
Effect on postretirement benefit obligation	6.9	(6.0)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2012 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$20.6	$—	$20.6
Commingled funds:
Cash and cash equivalents	6.3	6.3	—
Equity	331.5	331.5	—
Fixed income	135.2	135.2	—
Multi-strategy hedge funds	18.8	—	18.8
Real estate	24.4	—	24.4
Total	$536.8	$473.0	$63.8

A reconciliation of Level 3 measurements as of December 31, 2012 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2012	$20.0	$17.5	$21.9	$59.4
Actual return on assets related to assets still held	0.6	1.3	2.5	4.4
December 31, 2012	$20.6	$18.8	$24.4	$63.8

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2011 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$20.0	$—	$20.0
Commingled funds:
Cash and cash equivalents	8.2	8.2	$—
Equity	275.2	275.2	—
Fixed income	135.1	135.1	—
Multi-strategy hedge funds	17.5	—	17.5
Real estate	21.9	—	21.9
Total	$477.9	$418.5	$59.4

A reconciliation of Level 3 measurements as of December 31, 2011 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2011	$14.3	$14.8	$15.7	$44.8
Actual return on assets related to assets still held	0.7	(0.2)	2.5	3.0
Allocation of assets related to Separation	5.0	2.9	3.7	11.6
December 31, 2011	$20.0	$17.5	$21.9	$59.4

Our defined benefit trust owns a variety of assets including equity, fixed income and real estate securities as well as group annuity/insurance contracts and fund-of-hedge funds. Equity securities are traded on national stock exchanges and are valued at daily closing prices. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Real estate securities are valued based on recent market appraisals of underlying property, as well as standard valuation methodologies to determine the most probable cash price in a competitive market. Valuations of group annuity/insurance contracts and fund-of-hedge funds are based on daily closing prices of underlying securities or institutional evaluation prices consistent with industry practices.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. A Master Trust was established to hold the assets of our domestic defined benefit plans. The U.S. defined benefit asset allocation policy of the trust allows for an equity allocation of 0% to 75%, a fixed income allocation of 25% to 100%, a cash allocation of up to 25% and other investments up to 20%. Asset allocations are based on the underlying liability structure and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our expected 7.8% blended long-term rate of return on plan assets is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return from pension investment consultants.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $18.1 million, $17.6 million and $14.8 million in 2012, 2011 and 2010, respectively.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2013	$31.3	$5.5
2014	32.8	5.6
2015	34.5	5.6
2016	36.5	5.5
2017	37.7	5.4
Years 2018-2022	209.3	24.8

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

13.    Income Taxes

The components of income (loss) before income taxes and noncontrolling interests were as follows:

(In millions)	2012	2011	2010
Domestic operations	$95.0	$(73.1)	$43.2
Foreign operations	59.0	29.5	39.9
Income (loss) before income taxes and noncontrolling interests	$154.0	$(43.6)	$83.1

A reconciliation of income taxes at the 35% federal statutory income tax rate to the income tax provision (benefit) reported was as follows:

(In millions)	2012	2011	2010
Income tax expense (benefit) computed at federal statutory income tax rate	$53.9	$(15.3)	$29.1
Other income taxes, net of federal tax benefit	3.8	(1.8)	(2.2)
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(7.0)	(5.3)	(2.3)
Tax effect on foreign dividends	12.4	10.2	—
Tax (benefit) expense on income attributable to domestic production activities	(2.2)	(2.6)	1.2
Net adjustments for uncertain tax positions	(11.0)	(9.7)	(8.0)
Net effect of rate changes on deferred taxes	(0.2)	(2.9)	(1.2)
Prior period items	(3.9)	—	—
Valuation allowance (decrease) increase	(8.9)	16.8	—
Miscellaneous other, net	(2.6)	1.6	1.5
Income tax expense (benefit) as reported	$34.3	$(9.0)	$18.1
Effective income tax rate	22.3%	20.6%	21.8%

The effective income tax rate in 2012 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2008 to 2009 years and a decrease in valuation allowance due to certain reorganization actions among our foreign subsidiaries. The effective rate in 2012 was unfavorably impacted by an income tax expense on foreign dividends. The effective income tax rate in 2011 was unfavorably impacted due to the recording of valuation allowances related to state and foreign net operating loss carryforwards and an income tax expense on foreign dividends. The 2011 effective income tax rate was favorably impacted by a tax benefit related to conclusion of foreign and state income tax audits and enacted changes in state tax laws. The effective income tax rate in 2010 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2004 to 2007 years. The 2012 tax provision included the correction of certain prior period items, aggregating to $3.9 million, that were determined to be immaterial to the current and prior periods to which they related.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (UTBs) was as follows:

(In millions)	2012	2011	2010
Unrecognized tax benefits — beginning of year	$35.4	$38.8	$56.3
Gross additions — current year tax positions	2.8	2.3	2.8
Gross additions — prior year tax positions	0.6	7.2	1.5
Gross reductions — prior year tax positions	(13.5)	(12.0)	(1.0)
Gross reductions — settlements with taxing authorities	(4.0)	(0.4)	(19.9)
Impact of change in foreign exchange rates	—	(0.5)	1.2
Impact due to expiration of statutes of limitations	(0.5)	—	(2.1)
Unrecognized tax benefits — end of year	$20.8	$35.4	$38.8

The amount of UTBs that, if recognized as of December 31, 2012, would affect the Company’s effective tax rate was $20.5 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $3 million to $5 million primarily as a result of the conclusion of U.S. state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2012, we recognized an interest and penalty benefit of approximately $1.7 million, primarily driven by audit resolutions. In 2011 and 2010, we recognized an interest and penalty benefit of $1.4 million and $0.8 million, respectively. At December 31, 2012 and 2011, we had accruals for the payment of interest and penalties of $10.2 million and $11.9 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The U.S. Internal Revenue Service (“IRS”) completed the examination of the Company’s 2008 and 2009 federal income tax returns in December 2012 and will begin examining the Company’s 2010 and 2011 federal tax returns in 2013. We have tax years that remain open and subject to examination by tax authorities in Canada for years after 2007.

Income taxes in 2012, 2011 and 2010 were as follows:

(In millions)	2012	2011	2010
Current
Federal	$17.6	$26.0	$(36.5)
Foreign	13.1	8.9	25.5
State and other	4.1	16.9	(0.9)
Deferred
Federal, state and other	4.8	(66.8)	33.6
Foreign	(5.3)	6.0	(3.6)
Total income tax expense (benefit)	$34.3	$(9.0)	$18.1

The components of net deferred tax assets (liabilities) as of December 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Deferred tax assets:
Compensation and benefits	$32.8	$23.8
Defined benefit plans	84.3	97.0
Capitalized inventories	13.8	8.4
Accounts receivable	6.9	7.1
Other accrued expenses	18.0	33.5
Net operating loss and other tax carryforwards	31.5	37.0
Valuation allowance	(19.2)	(26.6)
Miscellaneous	10.7	21.9
Total deferred tax assets	178.8	202.1
Deferred tax liabilities:
LIFO inventories	(12.5)	(10.8)
Fixed assets	(69.4)	(67.5)
Identifiable intangible assets	(252.0)	(250.4)
Miscellaneous	(12.3)	(31.4)
Total deferred tax liabilities	(346.2)	(360.1)
Net deferred tax liability	$(167.4)	$(158.0)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2012 and 2011 as follows:

(In millions)	2012	2011
Other current assets	$55.6	$42.9
Other current liabilities	(1.2)	(2.8)
Other assets	1.8	6.0
Deferred income taxes	(223.6)	(204.1)
Net deferred tax liability	$(167.4)	$(158.0)

As of December 31, 2012 and 2011, the Company had deferred tax assets relating to net operating losses and other tax carryforwards of $31.5 million and $37.0 million, respectively, of which approximately $2.4 million will expire between 2013 and 2019, and the remainder which will expire in 2020 and thereafter. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. The 2011 deferred tax asset and valuation allowance balances related to certain non-U.S. companies net operating losses presented in the table above were revised to reflect their impact on a gross basis. This revision did not have an impact on net deferred tax assets or on operating results previously reported.

In October 2011, the Company separated from our Former Parent. During 2012, we analyzed the subsidiary legal and capital structures inherited from our Former Parent to assess their compatibility with our strategies as a new independent company. Based on this analysis, in the fourth quarter of 2012, we committed to a plan to reorganize certain foreign subsidiaries and adjust their capital structures to better align with our business strategy as a new independent company. As part of this plan, we committed to a non-recurring remittance of certain foreign earnings and recorded an associated tax liability of $12.4 million. In 2011, prior to the Separation and at the direction of our Former Parent, we remitted foreign earnings and recorded an associated tax liability of $9.1 million. We have not provided deferred income taxes on the remaining undistributed earnings of foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested were $99.0 million at December 31, 2012. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

In general, under the Tax Allocation Agreement that we entered into with our Former Parent, Home & Security is responsible for all taxes to the extent such taxes are attributable to the Home & Security business, and we agreed to indemnify our Former Parent for these taxes. Our Former Parent will be responsible for all taxes to the extent such taxes are not attributable to the Home & Security business and our Former Parent has agreed to indemnify us for these taxes. Although Home & Security will continue to be severally liable with our Former Parent for this liability following the Distribution, under the Tax Allocation Agreement, our Former Parent agreed to indemnify us for amounts relating to this liability to the extent not attributable to the Home & Security business. Though valid as between the parties, the Tax Allocation Agreement will not be binding on the IRS. The Tax Allocation Agreement also contains restrictions on the ability of our Former Parent and Home & Security to take actions that could cause the Distribution or certain internal transactions undertaken in anticipation of the Separation to fail to qualify for tax-free or tax-favored treatment. These restrictions apply for the two-year period after the Distribution, unless our Former Parent or Home & Security, as applicable, obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the Distribution or the internal transactions undertaken in anticipation of the Separation to fail to qualify for tax-favored treatment, and such letter ruling or opinion, as the case may be, is acceptable to our Former Parent. Moreover, the Tax Allocation Agreement generally provides that each of Home & Security and our Former Parent is responsible for any taxes imposed as a result of the failure of the Distribution or the internal transactions to qualify for tax-favored treatment under the Internal Revenue Code if such failure is attributable to certain post-Distribution actions taken by such party or in respect of such party or such party’s stockholders after the Distribution, regardless of whether the actions occur more than two years after the Distribution, the other party consents to such actions or such party obtains a favorable letter ruling or tax opinion.

14.     Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2012 were:

	Year Ended December 31, 2012
(In millions)	Restructuring Charges	Other Charges(a)	Total Charges
Kitchen & Bath Cabinetry	$4.7	$8.9	$13.6
Advanced Material Windows & Door Systems	0.8	(3.4)	(2.6)
Security & Storage	(1.0)	—	(1.0)
Total	$4.5	$5.5	$10.0

(a)

“Other Charges,” which were recorded in cost of products sold in 2012, represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.

In August 2012, we announced and initiated a restructuring action in the Kitchen & Bath Cabinetry segment. As a result of the restructuring, in 2012 we recorded restructuring and other charges of approximately $12 million due to the planned closure of our Martinsville, Virginia cabinet manufacturing facility. Pre-tax charges included $3.2 million of workforce reduction and exit costs to close the facility and to consolidate manufacturing at other facilities and $8.5 million of other charges, primarily accelerated depreciation of long-lived assets associated with the closed facility. The restructuring actions are being undertaken to further enhance the efficiency and flexibility of the Company’s supply chains. Charges in future periods for this facility closure are not expected to be material.

Pre-tax restructuring and other charges for the year ended December 31, 2011 were:

	Year Ended December 31, 2011
(In millions)	Restructuring Charges	Other Charges(a)	Total Charges
Kitchen & Bath Cabinetry	$3.7	$9.0	$12.7
Plumbing & Accessories	—	(0.1)	(0.1)
Advanced Material Windows & Door Systems	1.0	6.4	7.4
Total	$4.7	$15.3	$20.0

(a)

“Other Charges,” which were recorded in cost of products sold in 2011, represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.

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

(a)

“Other Charges” represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.

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

The Company’s restructuring liability was not material as of December 31, 2012, 2011 and 2010.

15.     Business Separation Costs

We recorded $2.4 million of business separation costs during the year ended December 31, 2011 related to non-cash non-recurring costs associated with the modification of share-based compensation awards as a result of the Separation.

16.     Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2012 were $299.8 million, of which $286.7 million is due in one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2012 were as follows:

(In millions)
2013	$29.1
2014	25.3
2015	21.3
2016	10.0
2017	6.7
Remainder	2.9
Total minimum rental payments	$95.3

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $49.3 million, $35.2 million and $34.2 million in 2012, 2011 and 2010, respectively.

Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2012, 2011 and 2010.

(In millions)	2012	2011	2010
Reserve balance at the beginning of the year	$13.9	$12.6	$13.8
Provision for warranties issued	17.5	18.9	16.8
Settlements made (in cash or in kind)	(17.1)	(17.6)	(18.0)
Reserve balance at end of year	$14.3	$13.9	$12.6

17.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Kitchen & Bath Cabinetry segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and home under brand names including Aristokraft, Kitchen Craft, HomeCrest, Omega, Schrock, Kitchen Classics, Reflections, Diamond, Decorá and Kemper. In addition, cabinets are distributed under the Martha Stewart Living and Thomasville Cabinetry brand names. Plumbing & Accessories includes faucets, bath furnishings, accessories and kitchen sinks predominantly under the Moen brand. Advanced Material Windows & Door Systems includes residential fiberglass and steel entry door systems under the Therma-Tru brand name, vinyl-framed windows and patio doors under the Simonton brand name, and urethane millwork under the Fypon brand name. Security & Storage includes locks, safety and security devices under the Master Lock brand name, and tool storage and garage organization products under the Sears Craftsman and Waterloo brand names.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2012	2011	2010
Net sales:
Kitchen & Bath Cabinetry	$1,326.6	$1,256.3	$1,188.8
Plumbing & Accessories	1,100.7	962.8	923.8
Advanced Material Windows & Door Systems	587.2	552.9	600.7
Security & Storage	576.6	556.6	520.2
Net sales	$3,591.1	$3,328.6	$3,233.5

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2012, 2011 and 2010. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 13% of net sales in 2012, 2011 and 2010. Net sales to Lowe’s were 13%, 15% and 11% of net sales in 2012, 2011 and 2010, respectively.

(In millions)	2012	2011	2010

Operating income (loss):
Kitchen & Bath Cabinetry	$20.5	$5.7	$28.2
Plumbing & Accessories	169.2	138.0	132.5
Advanced Material Windows & Door Systems	(1.0)	(101.2)	17.6
Security & Storage	75.4	62.6	54.0
Less: Corporate expenses(a)	(102.4)	(120.7)	(33.9)
Operating income (loss)	$161.7	$(15.6)	$198.4
(a) Below is a table detailing Corporate expenses:

Corporate expenses:
General and administrative expense(b)	$(63.7)	$(44.1)	$(38.7)
Business separation costs	—	(2.4)	—
Defined benefit plan costs	3.5	5.8	1.3
Defined benefit plan recognition of actuarial (losses) gains	(42.2)	(80.0)	3.5
Total Corporate expenses	$(102.4)	$(120.7)	$(33.9)

(b) General and administrative expense included a $23.4 million and $32.0 million allocation of general corporate expenses incurred directly by our Former Parent in 2011 and 2010, respectively.

(In millions)	2012	2011	2010
Total assets:
Kitchen & Bath Cabinetry	$1,248.5	$1,273.2	$1,293.1
Plumbing & Accessories	1,081.7	1,065.0	1,064.6
Advanced Material Windows & Door Systems	778.2	804.2	922.8
Security & Storage	459.6	399.9	402.3
Corporate(c)	305.7	95.6	574.8
Total assets	$3,873.7	$3,637.9	$4,257.6

Depreciation expense:
Kitchen & Bath Cabinetry	$38.8	$38.6	$34.2
Plumbing & Accessories	18.1	18.2	19.5
Advanced Material Windows & Door Systems	18.5	25.8	23.3
Security & Storage	13.3	14.0	18.9
Corporate	1.5	0.5	—
Depreciation expense	$90.2	$97.1	$95.9

Amortization of intangible assets:
Kitchen & Bath Cabinetry	$3.3	$6.0	$6.8
Advanced Material Windows & Door Systems	7.5	7.9	8.4
Security & Storage	0.3	0.5	0.5
Amortization of intangible assets	$11.1	$14.4	$15.7

Capital expenditures:
Kitchen & Bath Cabinetry	$27.7	$29.1	$25.0
Plumbing & Accessories	19.1	16.5	13.7
Advanced Material Windows & Door Systems	15.0	13.5	9.3
Security & Storage	13.0	9.4	10.3
Corporate	0.2	—	—
Capital expenditures, gross	75.0	68.5	58.3
Less: proceeds from disposition of assets	(13.5)	(3.5)	(2.6)
Capital expenditures, net	$61.5	$65.0	$55.7

(c)	Corporate assets at December 31, 2012 and 2011 primarily consisted of cash and at December 31, 2010 predominantly consisted of short-term loans to our Former Parent.

(In millions)	2012	2011	2010

Net sales by geographic region(a):
United States	$2,969.1	$2,755.0	$2,691.6
Canada	405.3	390.3	395.2
China and other international	216.7	183.3	146.7
Net sales	$3,591.1	$3,328.6	$3,233.5

Property, plant and equipment, net:
United States	$428.9	$443.7	$458.7
Mexico	37.0	39.1	46.4
Canada	32.7	32.8	33.6
China and other international	10.8	10.2	11.3
Property, plant and equipment, net	$509.4	$525.8	$550.0

(a)	Based on country of destination

18.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2012	1st	2nd	3rd	4th	Full Year
Net sales	$798.8	$935.3	$909.1	$947.9	$3,591.1
Gross profit	246.8	317.4	302.3	303.5	1,170.0
Operating income	21.3	72.3	60.6	7.5	161.7
Net income	13.0	47.9	40.2	18.6	119.7
Net income attributable to Home & Security	12.5	47.8	40.0	18.4	118.7
Basic earnings per common share	0.08	0.30	0.25	0.11	0.74
Diluted earnings per common share	0.08	0.29	0.24	0.11	0.71

In the fourth quarter of 2012, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $15.8 million ($9.7 million after tax or $0.06 per diluted share). We recorded pre-tax defined benefit plan actuarial losses of $42.2 million in 2012 —$3.7 million ($2.3 million after tax or $0.01 per diluted share) in the third quarter and $38.5 million ($23.9 million after tax or $0.14 per diluted share) in the fourth quarter.

2011	1st	2nd	3rd	4th	Full Year
Net sales	$714.8	$889.7	$848.0	$876.1	$3,328.6
Gross profit	210.3	291.3	255.8	239.1	996.5
Operating income (loss)	7.8	65.2	20.8	(109.4)	(15.6)
Net (loss) income	(10.3)	44.1	2.5	(70.9)	(34.6)
Net (loss) income attributable to Home & Security	(10.5)	43.7	2.2	(71.0)	(35.6)
Basic and diluted (loss) earnings per common share	(0.07)	0.28	0.01	(0.46)	(0.23)

In the fourth quarter of 2011, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $90.0 million ($55.3 million after tax or $0.35 per diluted share). In addition, we recorded pre-tax defined benefit plan actuarial losses of $80.0 million in 2011 — $0.8 million ($0.5 million after tax or $ — per diluted share) in the second quarter, $32.3 million ($20.2 million after tax or $0.13 per diluted share) in the third quarter, and $46.9 million ($29.2 million after tax or $0.19 per diluted share) in the fourth quarter.

19.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2012	2011	2010
Net income (loss) attributable to Home & Security	$118.7	$(35.6)	$63.8
Basic earnings (loss) per common share	$0.74	$(0.23)	$0.41
Diluted earnings (loss) per common share	$0.71	$(0.23)	$0.41
Basic average shares outstanding	160.6	155.2	155.1
Diluted average shares outstanding	166.1	155.2	155.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.7	22.1	—

Prior to the Separation, the total number of outstanding shares of the Company’s common stock increased significantly. On September 27, 2011, the total number issued and outstanding shares was increased such that 155,052,629 shares of Home & Security common stock were available for distribution to the holders of common stock of our Former Parent. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated adjusting the number of shares of Home & Security common stock for the stock split. In periods prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share since no Home & Security stock-based awards were outstanding prior to the Separation. Stock-based awards were antidilutive in 2011 due to the Company’s net loss.

20.    Other (Income) Expense, Net

The components of other (income) expense, net, for the years ended December 31, 2012, 2011 and 2010 were as follows:

(In millions)	2012	2011	2010
Foreign currency transaction losses (gains)	$—	$2.7	$(0.5)
Other items, net	(1.0)	(1.1)	(0.5)
Total other (income) expense, net	$(1.0)	$1.6	$(1.0)

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$51.5	$0.7	$(29.4)	$22.8
Changes during year	5.4	0.5	0.8	6.7
Balance at December 31, 2010	56.9	1.2	(28.6)	29.5
Changes during year	(1.8)	(0.7)	(16.4)	(18.9)
Balance at December 31, 2011	55.1	0.5	(45.0)	10.6
Changes during year	8.4	(0.3)	11.9	20.0
Balance at December 31, 2012	$63.5	$0.2	$(33.1)	$30.6

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2012, eight such instances have not been dismissed, settled or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have an adverse effect on our results of operations, cash flows or financial condition. At December 31, 2012 and 2011, we had accruals of $6.8 million and $7.9 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands Home & Security, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2013

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation	of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

(b) Management’s	Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears herein.

(c) Changes	in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2013 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Item 4A of Part I of this Annual Report on Form 10-K.

The Company’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is available, free of charge, on the Company’s website, http://ir.fbhs.com/governance.cfm. A copy of the Code of Ethics for Senior Financial Officers is also available and will be sent to stockholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11. Executive Compensation.

See the information under the captions “Board Committees — Compensation Committee,” “Compensation Discussion and Analysis,” “2012 Executive Compensation” and “Compensation Committee Report” contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2013 Proxy Statement, which information is incorporated herein by reference. See also the Equity Compensation Plan Information table under the caption “Approval of Long-Term Incentive Plan” in the 2013 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2013 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2013 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2012 and 2011 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 92.

(3)	Exhibits

2.1.	Separation and Distribution Agreement, dated as of September 27, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012, Commission file number 1-35166.

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Employee Matters Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.3.	Indemnification Agreement, dated as of September 14, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.4.	Credit Agreement, dated as of August 22, 2011, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

10.5.	Short-Term Credit Agreement, dated as of August 31, 2011, by and among the Company and Bank of America, N.A. and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011, Commission file number 1-35166.

10.6.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.7.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011, Commission file number 1-35166.*

10.8.	Form of Founders Grant Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.9.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.10.	Form of 2012 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.11.	Form of 2012 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.12.	Form of 2012 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.13.	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan.*

10.14.	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan.*

10.15.	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan.*

10.16.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, E. Lee Wyatt Jr., Chuck Elias, Elizabeth R. Lane, Lauren S. Tashma, and Edward A. Wiertel, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.17.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of John N. Heppner, David B. Lingafelter, David M. Randich, Mark Savan and Gregory J. Stoner, effective as of October 4, 2011 is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.18.	Non-Competition and Release Agreement between MasterBrand Cabinets, Inc. and Gregory J. Stoner, dated October 10, 2012.*

10.19.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013).*

10.20.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 27, 2013	By:	/S/ CHRISTOPHER J. KLEIN
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

/S/ CHRISTOPHER J. KLEIN Christopher J. Klein, Chief Executive Officer and Director (principal executive officer) Date: February 27, 2013	/S/ A.D. DAVID MACKAY* A.D. David Mackay, Director Date: February 27, 2013

/S/ E. LEE WYATT, JR. E. Lee Wyatt, Jr., Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 27, 2013	/s/ JOHN G. MORIKIS* John G. Morikis, Director Date: February 27, 2013

/S/ EDWARD A. WIERTEL Edward A. Wiertel, Senior Vice President —Finance (principal accounting officer) Date: February 27, 2013	/s/ DAVID M. THOMAS* David M. Thomas, Director Date: February 27, 2013

/S/ RICHARD A. GOLDSTEIN* Richard A. Goldstein, Director Date: February 27, 2013	/s/ RONALD V. WATERS, III* Ronald V. Waters, III, Director Date: February 27, 2013

/S/ ANN FRITZ HACKETT* Ann Fritz Hackett, Director Date: February 27, 2013	/s/ NORMAN H. WESLEY* Norman H. Wesley, Director Date: February 27, 2013

*By:	/S/ LAUREN S. TASHMA Lauren S. Tashma, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2012, 2011 and 2010

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs, and Deductions(a)	Other(b)	Balance at End of Period
2012:
Allowance for cash discounts, returns and sales allowances	$39.3	$138.0	$142.1	$0.2	$35.4
Allowance for doubtful accounts	10.6	1.6	3.2	—	9.0
Allowance for deferred tax assets	26.6	(7.4)	—	—	19.2

2011:
Allowance for cash discounts, returns and sales allowances	$37.3	$157.8	$155.8	$—	$39.3
Allowance for doubtful accounts	14.7	1.5	5.6	—	10.6
Allowance for deferred tax assets(c)	41.9	21.5	—	(36.8)	26.6

2010:
Allowance for cash discounts, returns and sales allowances	$26.7	$124.3	$113.7	$—	$37.3
Allowance for doubtful accounts	17.5	4.2	7.0	—	14.7
Allowance for deferred tax assets(c)	36.3	6.6	1.0	—	41.9

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.

(b)

For 2010 reporting purposes, the Home & Security consolidated group recorded a 100% valuation allowance related to foreign tax credit carryovers that would have existed had Home & Security been a separate taxpayer in those years. However, due to the fact that the Home & Security companies were included in a consolidated federal income tax return in those years and were reimbursed for their respective share of the foreign tax credits generated, no foreign tax credit carryovers existed as of December 31, 2011.

(c)

The 2010 and 2011 valuation allowance balances related to certain non-U.S. companies net operating losses presented in the table above were revised to reflect their impact on a gross basis. This revision did not have an impact on net deferred tax assets or on operating results previously reported.