Form 10-Q
period 2013-03-31
Fortune Brands Home & Security, Inc.
filed 2013-05-03
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 26, 2013 was 165,015,731.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013 and 2012

(In millions, except per share amounts)

(Unaudited)

	2013	2012
Net sales	$890.0	$798.8
Cost of products sold	589.8	552.0
Selling, general and administrative expenses	240.1	221.1
Amortization of intangible assets	2.6	3.4
Restructuring charges	0.9	1.0

Operating income	56.6	21.3
Interest expense	1.7	2.5
Other income, net	(0.2)	(0.5)

Income before income taxes	55.1	19.3
Income tax provision	17.6	6.3

Net income	37.5	13.0
Less: Noncontrolling interests	0.2	0.5

Net income attributable to Home & Security	$37.3	$12.5

Basic earnings per common share	$0.23	$0.08
Diluted earnings per common share	$0.22	$0.08

Comprehensive income	$64.6	$17.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$258.9	$336.0
Accounts receivable, net	429.1	381.7
Inventories	380.0	357.2
Other current assets	131.2	153.0

Total current assets	1,199.2	1,227.9
Property, plant and equipment, net	499.5	509.4
Goodwill	1,379.9	1,381.4
Other intangible assets, net of accumulated amortization	677.9	683.6
Other assets	67.3	71.6

Total assets	$3,823.8	$3,873.9

Liabilities and equity
Current liabilities
Notes payable to banks	$6.4	$5.5
Current portion of long-term debt	22.5	22.5
Accounts payable	300.9	287.0
Other current liabilities	229.9	317.4

Total current liabilities	559.7	632.4
Long-term debt	297.5	297.5
Deferred income taxes	225.5	224.0
Accrued defined benefit plans	200.7	252.7
Other non-current liabilities	79.2	82.6

Total liabilities	1,362.6	1,489.2

Equity
Home & Security stockholders’ equity
Common stock(a)	1.6	1.6
Paid-in capital	2,354.8	2,324.8
Accumulated other comprehensive income	57.7	30.6
Retained earnings	78.3	41.0
Treasury stock	(33.9)	(16.9)

Total Home & Security stockholders’ equity	2,458.5	2,381.1
Noncontrolling interests	2.7	3.6

Total equity	2,461.2	2,384.7

Total liabilities and equity	$3,823.8	$3,873.9

(a)	Common stock, par value $0.01 per share; 166.2 million shares and 164.6 million shares issued at March 31, 2013 and December 31, 2012, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(In millions)

(Unaudited)

	2013	2012
Operating activities
Net income	$37.5	$13.0
Non-cash pre-tax expense (income):
Depreciation	19.4	21.1
Amortization	2.6	3.4
Stock-based compensation	6.5	6.0
Recognition of actuarial losses	4.6	—
Deferred income taxes	7.0	8.1
Changes in assets and liabilities:
Increase in accounts receivable	(48.3)	(31.8)
Increase in inventories	(23.0)	(12.3)
Increase (decrease) in accounts payable	17.7	(6.7)
Decrease in other assets	7.6	10.4
Decrease in accrued expenses and other liabilities	(103.6)	(37.4)
Decrease in accrued taxes	(0.5)	(17.7)

Net cash used in operating activities	(72.5)	(43.9)

Investing activities
Capital expenditures	(14.4)	(11.2)
Proceeds from the disposition of assets	0.2	1.4
Other investing activities	—	(3.6)

Net cash used in investing activities	(14.2)	(13.4)

Financing activities
Increase in short-term debt, net	0.8	0.3
Issuance of long-term debt	—	70.0
Repayment of long-term debt	—	(50.0)
Proceeds from the exercise of stock options	16.9	41.2
Payment to Beam Inc.	—	(6.0)
Treasury stock purchases	(13.5)	—
Tax benefit on exercise of stock options	6.8	2.3
Other financing, net	(1.1)	(1.1)

Net cash provided by financing activities	9.9	56.7

Effect of foreign exchange rate changes on cash	(0.3)	0.4

Net decrease in cash and cash equivalents	$(77.1)	$(0.2)

Cash and cash equivalents at beginning of period	$336.0	$120.8

Cash and cash equivalents at end of period	$258.9	$120.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2013 and 2012

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5
Comprehensive income:
Net income	—	—	—	12.5	—	0.5	13.0
Other comprehensive income	—	—	4.4	—	—	—	4.4
Stock options exercised	—	41.2	—	—	—	—	41.2
Stock-based compensation	—	6.2	—	—	(3.8)	—	2.4
Tax benefit on exercise of stock options	—	2.5	—	—	—	—	2.5
Separation-related adjustments	—	(3.3)	—	—	—	—	(3.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at March 31, 2012	$1.6	$2,233.0	$15.0	$(65.2)	$(3.9)	$3.0	$2,183.5

Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	37.3	—	0.2	37.5
Other comprehensive income	—	—	27.1	—	—	—	27.1
Stock options exercised	—	16.9	—	—	—	—	16.9
Stock-based compensation	—	6.3	—	—	(3.9)	—	2.4
Tax benefit on exercise of stock options	—	6.8	—	—	—	—	6.8
Treasury stock purchase	—	—	—	—	(13.1)	—	(13.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at March 31, 2013	$1.6	$2,354.8	$57.7	$78.3	$(33.9)	$2.7	$2,461.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

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

The condensed consolidated balance sheet as of March 31, 2013, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Recently Issued Accounting Standards

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The ASU also clarifies the treatment of business combinations achieved in stages involving a foreign entity. The amendment is effective prospectively for reporting periods beginning after December 15, 2013 (calendar year 2014 for Home & Security). Early adoption was permitted in the first quarter of 2013 but we decided not to adopt until 2014. We believe that adoption of this standard will not have a material impact on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2013	December 31, 2012
Inventories:
Raw materials and supplies	$148.2	$144.3
Work in process	40.6	38.6
Finished products	191.2	174.3

Total inventories	$380.0	$357.2

Property, plant and equipment, gross	$1,485.4	$1,491.2
Less: accumulated depreciation	985.9	981.8

Property, plant and equipment, net	$499.5	$509.4

4.	Goodwill and Other Identifiable Intangible Assets

We had goodwill of $1,379.9 million as of March 31, 2013. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Goodwill at December 31, 2012 (a)	$491.8	$569.7	$229.1	$90.8	$1,381.4
Year-to-date translation adjustments	(1.0)	—	—	(0.5)	(1.5)

Goodwill at March 31, 2013 (a)	$490.8	$569.7	$229.1	$90.3	$1,379.9

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Identifiable Intangible Assets (Continued)

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

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2013 and December 31, 2012 were as follows:

(In millions)	As of March 31, 2013				As of December 31, 2012
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$600.8	$(42.0	)(a)	$558.8	$603.4	$(42.0	)(a)	$561.4
Amortizable intangible assets
Tradenames	17.5	(7.0)		10.5	17.8	(6.9)		10.9
Customer and contractual relationships	273.0	(175.4)		97.6	274.2	(174.4)		99.8
Patents/proprietary technology	52.7	(41.7)		11.0	52.6	(41.1)		11.5

Total	343.2	(224.1)		119.1	344.6	(222.4)		122.2

Total identifiable intangibles	$944.0	$(266.1)		$677.9	$948.0	$(264.4)		$683.6

(a)	Accumulated amortization prior to the adoption of revised Accounting Standards Codification (“ASC”) requirements for Intangibles – Goodwill and Other Assets.

In December 2012, our Security & Storage business acquired a company for approximately $20 million in cash. Purchase price adjustments and the allocation of the purchase price were finalized in the first quarter of 2013. The December 2012 balance sheet was retrospectively adjusted to reflect the purchase price adjustments in accordance with ASC requirements for Business Combinations, in particular a reduction in goodwill of $5.6 million and an increase in definite-lived intangible assets of $5.9 million. The acquisition was not material for the purposes of supplemental disclosure and does not have a material impact on our consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Goodwill and Other Identifiable Intangible Assets (Continued)

In the first quarter of 2013, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets. Any future reduction in the estimated fair value of the indefinite-lived tradenames that were impaired in the fourth quarter of 2012 would result in an impairment charge. The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, and strategic decisions made in response to economic and competitive conditions. While our cash flow projections used to assess impairment of our goodwill and other intangible assets are influenced by a number of variables, they are most significantly influenced by our projection for the recovery of the U.S. home products markets in the next 3 to 5 years. We evaluate our projection of the U.S. home products market periodically and in connection with our annual operating plans finalized in the fourth quarter of each year. The U.S. home products market is highly dependent on the U.S. new home construction. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

5.	External Debt and Financing Arrangements

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in October 2016. On March 31, 2013 and December 31, 2012, our aggregate outstanding borrowings under the revolving credit facility and term loan were $320.0 million. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. As of March 31, 2013, we were in compliance with all covenants under these facilities.

At March 31, 2013 and December 31, 2012, there were $6.4 million and $5.5 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million, as of March 31, 2013 and December 31, 2012. The weighted-average interest rates on these borrowings were 12.1% and 11.2% in the three-month periods ended March 31, 2013 and 2012, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Financial Instruments

We do not enter into derivative instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps.

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan, the Euro and the Mexican peso. The gross U.S. dollar equivalent notional amount of all of our foreign currency derivative hedges outstanding at March 31, 2013 was $197.7 million, representing a net settlement receivable of $1.3 million. Based on foreign exchange rates as of March 31, 2013, we estimate that $1.6 million of net foreign currency derivative gains included in other comprehensive income as of March 31, 2013 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2013 and December 31, 2012 were:

(In millions)		Fair Value
		March 31, 2013	December 31, 2012
Assets
Foreign exchange contracts	Other current assets	$1.9	$1.0
Commodity contracts	Other current assets	—	0.2

	Total assets	$1.9	$1.2
Liabilities
Foreign exchange contracts	Other current liabilities	$0.6	$0.8
Commodity contracts	Other current liabilities	0.1	0.1

	Total liabilities	$0.7	$0.9

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2013 and 2012 were:

(In millions)	Recognized in Income
Type of hedge	Location	March 31, 2013	March 31, 2012
Cash flow	Cost of products sold	$0.4	$0.2
Fair value	Other expense, net	(0.2)	(0.5)

Total		$0.2	$(0.3)

For cash flow hedges that are effective, the amounts recognized in other comprehensive income were $1.6 million and $0.3 million at March 31, 2013 and 2012, respectively. In the three months ended March 31, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other income, net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were as follows:

(In millions)	Fair Value
	March 31, 2013	December 31, 2012
Assets
Derivative financial instruments (level 2)	$1.9	$1.2
Deferred compensation program assets (level 1)	3.2	3.6

Total assets	$5.1	$4.8
Liabilities
Derivative financial instruments (level 2)	$0.7	$0.9

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

The carrying value of the Company’s long-term debt as of March 31, 2013 and December 31, 2012 of $320.0 million approximated its fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2013 and 2012 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Service cost	$3.2	$3.8	$0.1	$0.1
Interest cost	7.5	7.6	0.6	1.0
Expected return on plan assets	(10.3)	(9.2)	—	—
Amortization of prior service cost	—	0.1	(7.0)	0.1
Recognition of actuarial losses	—	—	4.6	—

Net periodic benefit cost	$0.4	$2.3	$(1.7)	$1.2

In the fourth quarter of 2012 and first quarter of 2013, we amended certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plans of $29.8 million in the fourth quarter of 2012 and $31.6 million in the first quarter of 2013, and we recognized actuarial losses of $4.6 million in the first quarter of 2013. Liability reductions from these plan amendments are recorded as amortization of prior service cost in net income in accordance with accounting requirements. In addition, in the first quarter of 2013, we communicated to certain employees our decision to freeze an hourly pension plan by December 31, 2016. As a result, we remeasured our pension liability, updating our pension measurement assumptions, and recorded a $19.9 million reduction in the liability. The curtailment charge associated with this pension freeze was insignificant. See Note 13, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income.

9.	Income Taxes

The effective income tax rates for the three months ended March 31, 2013 and 2012 were 31.9% and 32.6%, respectively. The effective tax rate in 2013 was favorably impacted by the tax benefits associated with the extension of the research and development credit under The American Taxpayer Relief Act of 2012, including the full-year credit attributable to 2012, which was recorded in the first quarter of 2013.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2 million to $3 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2013 and 2012, respectively.

(In millions)	Three Months Ended March 31,
	2013	2012
Reserve balance at January 1,	$14.3	$13.9
Provision for warranties issued	3.9	3.9
Settlements made (in cash or in kind)	(4.2)	(3.9)

Reserve balance at March 31,	$14.0	$13.9

11.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2013 and 2012 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$345.3	$311.5	10.9%
Plumbing & Accessories	308.9	244.5	26.3
Advanced Material Windows & Door Systems	124.2	113.4	9.5
Security & Storage	111.6	129.4	(13.8)

Net sales	$890.0	$798.8	11.4%

Operating Income (Loss)
Kitchen & Bath Cabinetry	$14.3	$(5.3)	—%
Plumbing & Accessories	55.0	36.2	51.9
Advanced Material Windows & Door Systems	(8.5)	(8.5)	—
Security & Storage	12.3	11.8	4.2
Less: Corporate expenses	(16.5)	(12.9)	(27.9)

Operating income	$56.6	$21.3	165.7%

Corporate expenses
General and administrative expense	$(14.3)	$(14.5)
Defined benefit plan costs	(2.2)	1.6

Total Corporate expenses	$(16.5)	$(12.9)	(27.9)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2013	2012
Net income attributable to Home & Security	$37.3	$12.5

Basic earnings per common share	$0.23	$0.08
Diluted earnings per common share	$0.22	$0.08

Basic average shares outstanding	164.3	158.2
Stock-based awards	6.0	4.8

Diluted average shares outstanding	170.3	163.0
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.7	0.7

13.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The components of and changes in accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$63.5	$0.2	$(33.1)	$30.6
Amounts classified into accumulated other comprehensive income	(5.4)	1.3	32.8 (a)	28.7
Amounts reclassified from accumulated other comprehensive income	—	(0.3)	(1.3)	(1.6)

Net current-period other comprehensive income	(5.4)	1.0	31.5	27.1

Balance at March 31, 2013	$58.1	$1.2	$(1.6)	$57.7

(a)	See Note 8, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Accumulated Other Comprehensive Income (Continued)

The reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows:

(In millions)	Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Comprehensive Income
Gains on cash flow hedges
Foreign exchange contracts	$0.4	Cost of products sold
	(0.1)	Tax expense

	$0.3	Net of tax
Defined benefit plan items
Amortization of prior service cost	$7.0	(a)
Recognition of actuarial losses	(4.6)	(a)

	2.4	Total before tax
	(1.1)	Tax expense

	$1.3	Net of tax

Total reclassifications for the period	$1.9	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 8, “Defined Benefit Plans,” for additional information.

14.	Contingencies

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Contingencies (Continued)

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security during the three months ended March 31, 2013 and 2012. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

15.	Subsequent Event

On April 30, 2013, the Company’s Board of Directors approved a regular quarterly dividend of $0.10 per share of common stock on all of our issued and outstanding shares of common stock, which will be payable on June 19, 2013 to shareholders of record on May 31, 2013.

On May 2, 2013, the Company announced its entry into an agreement to acquire WoodCrafters Home Products, LLC, a manufacturer of bathroom vanities and tops for a purchase price of approximately $300 million, subject to certain post-closing adjustments. The Company expects to pay the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. The closing of the transaction is subject to regulatory approval and other customary closing conditions and is expected to occur prior to the end of 2013. An allocation of the purchase price will be completed after asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2012, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 (the “Exchange Act”), as amended, regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and larger global economies, (iii) risk associated with entering into potential strategic acquisitions, (iv) our ability to remain innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements and (viii) changes in tax, environmental and federal and state laws and industry regulatory standards. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, which is hereby incorporated herein by reference. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

OVERVIEW (Continued)

With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong innovation and customer service, we are focused on outperforming our markets in both growth and returns and driving increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market improve from current levels, we expect the benefits of operating leverage and strategic spending will help us to substantially improve profitability.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. In addition, we may invest in add-on acquisitions that leverage our existing brands and infrastructure, and we may undertake share repurchases under our share repurchase program as explained in further detail under “Liquidity and Capital Resources” below. On April 30, 2013, the Company’s Board of Directors approved a regular quarterly dividend of $0.10 per share of common stock on all of our issued and outstanding shares of common stock, which will be payable on June 19, 2013 to shareholders of record on May 31, 2013.

On May 2, 2013, the Company announced its entry into an agreement to acquire WoodCrafters Home Products, LLC, a manufacturer of bathroom vanities and tops for a purchase price of approximately $300 million, subject to certain post-closing adjustments. The Company expects to pay the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. The closing of the transaction is subject to regulatory approval and other customary closing conditions and is expected to occur prior to the end of 2013.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

	Net Sales
(In millions)	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$345.3	$311.5	10.9%
Plumbing & Accessories	308.9	244.5	26.3
Advanced Material Windows & Door Systems	124.2	113.4	9.5
Security & Storage	111.6	129.4	(13.8)

Net sales	$890.0	$798.8	11.4%

	Operating Income (Loss)
	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$14.3	$(5.3)	—%
Plumbing & Accessories	55.0	36.2	51.9
Advanced Material Windows & Door Systems	(8.5)	(8.5)	—
Security & Storage	12.3	11.8	4.2
Less: Corporate expenses	(16.5)	(12.9)	(27.9)

Operating income	$56.6	$21.3	165.7%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Consolidated results of operations should be read in conjunction with segment results of operations.

Net Sales

Net sales increased $91.2 million, or 11%. The increase was due to higher sales volume primarily from improved U.S. market conditions for home products, particularly for new construction. These increases were partially offset by lower sales volume of Security & Storage products due to higher customer promotional activity in 2012 for storage products.

Cost of products sold

Cost of products sold increased $37.8 million, or 7%, due to higher sales volume, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $19.0 million, or 9%, due to higher volume-related expenses and planned increases in strategic spending to support growth initiatives.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets decreased $0.8 million due to an identifiable intangible asset that was fully amortized in the second quarter of 2012.

Restructuring charges

Restructuring charges of $0.9 million and $1.0 million in the three months ended March 31, 2013 and 2012, respectively, related to previously announced supply chain initiatives.

Operating income

Operating income increased $35.3 million to $56.6 million, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions.

Interest expense

External interest expense decreased $0.8 million due to lower average external borrowings.

Other income, net

Other income, net, was $0.2 million in the three months ended March 31, 2013, compared to $0.5 million in the three months ended March 31, 2012.

Income taxes

The effective income tax rates for the three months ended March 31, 2013 and 2012 were 31.9% and 32.6%, respectively. The effective tax rate in 2013 was favorably impacted by the tax benefits associated with the extension of the research and development credit under The American Taxpayer Relief Act of 2012, including the full-year credit attributable to 2012, which was recorded in the first quarter of 2013.

Noncontrolling interests

Noncontrolling interest expense was $0.2 million and $0.5 million in the three months ended March 31, 2013 and 2012, respectively.

Net income attributable to Home & Security

Net income attributable to Home & Security was $37.3 million in the three months ended March 31, 2013 compared to $12.5 million in the three months ended March 31, 2012. The increase of $24.8 million was primarily due to higher operating income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $33.8 million, or 11%, due to higher sales volume primarily from improved U.S. market conditions, particularly for new construction. Net sales also benefited from price increases to help mitigate raw material and transportation increases.

Operating income increased $19.6 million to income of $14.3 million due to higher sales volume. Operating income also benefited from price increases and productivity improvements, including cost savings from previously announced restructuring actions. Operating income was unfavorably impacted by increased costs for raw materials (wood-related).

Plumbing & Accessories

Net sales increased $64.4 million, or 26%, due to higher sales volume in the U.S. driven primarily by higher new construction housing starts and improving market conditions, as well as $7 million of higher international sales, primarily in China.

Operating income increased $18.8 million, or 52%, due to higher sales volume. The impact of productivity improvements was offset by planned strategic investments to support long-term growth initiatives.

Advanced Material Windows & Door Systems

Net sales increased $10.8 million, or 10%, due to higher sales volume driven primarily by improved conditions in the U.S. new home construction market. Net sales of door systems grew $9.9 million, or 16%, while net sales of window products increased $0.9 million, or 2%.

The operating loss of $8.5 million was flat compared to 2012. The benefit of higher sales was offset by higher restructuring charges ($0.4 million) and the absence in 2013 of $2.0 million of income in 2012 attributable to a reduction of a contingent consideration liability related to an acquisition.

Security & Storage

Net sales decreased $17.8 million, or 14%. Net sales of storage products were down $16.2 million, or 38%, due to increased retailer-driven promotions in the first quarter of 2012 that did not recur in 2013, while net sales of security products declined $1.6 million, or 2%, due to lower international and commercial security sales.

Operating income increased $0.5 million, or 4%. A net benefit of approximately $3 million of income was realized from lower employee benefit costs as a result of reductions in certain postretirement benefits in our storage product line ($6.7 million gross benefit), partly offset by an environmental charge and higher planned spending on security growth initiatives. Operating income was unfavorably impacted by the adverse impact of lower storage product sales volume.

RESULTS OF OPERATIONS (Continued)

Corporate

Corporate expenses increased $3.6 million due to $4.6 million of actuarial losses recognized in the first quarter of 2013 related to a defined benefit plan amendment that required a remeasurement of certain postretirement benefit liabilities.

(In millions)	Three Months Ended March 31,
	2013	2012
General and administrative expense	$(14.3)	$(14.5)
Defined benefit plan costs	2.4	1.6
Defined benefit plan recognition of actuarial losses	(4.6)	—

Total Corporate expenses	$(16.5)	$(12.9)

In future periods the Company may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurements due to plan amendments and settlements may also occur in interim periods during the year. Remeasurement of these liabilities attributable to updating our liability discount rates and expected return on assets may, in particular, result in material income or expense recognition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness. Other potential uses of liquidity include paying dividends to stockholders, repurchasing shares of our common stock and financing acquisitions. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. On April 30, 2013, the Company’s Board of Directors approved a regular quarterly dividend of $0.10 per share of common stock on all of our issued and outstanding shares of common stock, which will be payable on June 19, 2013 to shareholders of record on May 31, 2013.

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the three years ending July 25, 2015. In the first quarter of 2013, we repurchased 398,600 shares of our outstanding common stock under the share repurchase program for $13.1 million. As of March 31, 2013, the Company’s total remaining share repurchase authorization was $127,763,963. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

On May 2, 2013, the Company announced its entry into an agreement to acquire WoodCrafters Home Products, LLC, a manufacturer of bathroom vanities and tops for a purchase price of approximately $300 million, subject to certain post-closing adjustments. The Company expects to pay the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. The closing of the transaction is subject to regulatory approval and other customary closing conditions and is expected to occur prior to the end of 2013.

We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase program, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2012 entitled “Item 1A. Risk Factors.”

On March 31, 2013, we had cash and cash equivalents of $258.9 million, of which $83.0 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in October 2016. On March 31, 2013 and December 31, 2012, our aggregate outstanding borrowings under the revolving credit facility and term loan were $320.0 million. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At March 31, 2013, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2013 and 2012.

(In millions)	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(72.5)	$(43.9)
Net cash used in investing activities	(14.2)	(13.4)
Net cash provided by financing activities	9.9	56.7
Effect of foreign exchange rate changes on cash	(0.3)	0.4

Net decrease in cash and cash equivalents	$(77.1)	$(0.2)

Net cash used in operating activities was $72.5 million in the three months ended March 31, 2013 compared to cash used of $43.9 million in the three months ended March 31, 2012. The increase in cash used of $28.6 million was primarily due to higher incentive compensation and customer program payments in the first quarter of 2013 compared to 2012, partially offset by $24.5 million in higher net income.

Net cash used in investing activities was $14.2 million in the three months ended March 31, 2013 compared to $13.4 million in the three months ended March 31, 2012. The increase of $0.8 million was primarily due to higher capital spending, partially offset by the absence of 2012 investments.

Net cash provided by financing activities was $9.9 million in the three months ended March 31, 2013 compared to $56.7 million in the three months ended March 31, 2012. The decrease of $46.8 million was primarily due to less cash received from stock option exercises ($24.3 million), stock repurchases in 2013 ($13.5 million), and the absence in 2013 of debt issued during the first quarter of 2012 ($20.0 million, net). In addition, in January 2012, the Company made a payment of $6.0 million to Beam Inc. related to the spin-off of Home & Security into an independent, publicly-traded company.

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $429.1 million and $381.7 million as of March 31, 2013 and December 31, 2012, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $9.7 million and $9.0 million as of March 31, 2013 and December 31, 2012, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the Company could experience higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our foreign currency and commodity derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at March 31, 2013 and December 31, 2012 was $1.9 million and $1.2 million, respectively. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2012, the fair value of our total pension plan assets was $536.8 million, representing 76% of the accumulated benefit obligation liability. In 2013, we expect to make pension contributions of approximately $35 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The ASU also clarifies the treatment of business combinations achieved in stages involving a foreign entity. The amendment is effective prospectively for reporting periods beginning after December 15, 2013 (calendar year 2014 for Home & Security). Early adoption was permitted in the first quarter of 2013 but we decided not to adopt until 2014. We believe that adoption of this standard will not have a material impact on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2013:

Three Months Ended March 31, 2013	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	—	$—	—	$140,836,702
February 1 – February 28	398,600	32.80	398,600	127,763,963
March 1 – March 31	—	—	—	127,763,963
Total	398,600	$32.80	398,600

(a)

The Company purchased 398,600 shares between February 1, 2013 and February 28, 2013 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on July 25, 2012 and publicly announced through the filing of a Current Report on Form 8-K on July 26, 2012. The share repurchase program authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock from July 25, 2012 to July 25, 2015.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1.	Fortune Brands Home & Security, Inc. 2013 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed with the SEC on March 5, 2013, Commission file number 1-35166).

10.2.	Fortune Brands Home & Security, Inc. Annual Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed with the SEC on March 5, 2013, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 3, 2013	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1.	Fortune Brands Home & Security, Inc. 2013 Long Term Incentive Plan (incorporated herein by reference to Appendix A to the Registrant’s definitive Proxy Statement filed with the SEC on March 5, 2013, Commission file number 1-35166).

10.2.	Fortune Brands Home & Security, Inc. Annual Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement filed with the SEC on March 5, 2013, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

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