Form 10-Q
period 2013-06-30
Fortune Brands Home & Security, Inc.
filed 2013-07-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 24, 2013 was 166,006,338.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2013 and 2012

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,930.4	$1,734.1	$1,040.4	$935.3
Cost of products sold	1,253.2	1,169.9	663.4	617.9
Selling, general and administrative expenses	507.8	463.4	267.7	242.3
Amortization of intangible assets	5.1	6.2	2.5	2.8
Restructuring charges	1.2	1.0	0.3	—

Operating income	163.1	93.6	106.5	72.3
Interest expense	3.4	4.6	1.7	2.1
Other expense, net	5.9	0.2	6.1	0.7

Income before income taxes	153.8	88.8	98.7	69.5
Income tax provision	52.1	27.9	34.5	21.6

Net income	101.7	60.9	64.2	47.9
Less: Noncontrolling interests	0.4	0.6	0.2	0.1

Net income attributable to Home & Security	$101.3	$60.3	$64.0	$47.8

Basic earnings per common share	$0.61	$0.38	$0.39	$0.30
Diluted earnings per common share	$0.59	$0.37	$0.37	$0.29

Comprehensive income	$123.2	$60.8	$58.6	$43.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$123.6	$336.0
Accounts receivable, net	499.8	381.7
Inventories	438.8	357.2
Other current assets	141.4	153.0

Total current assets	1,203.6	1,227.9
Property, plant and equipment, net	522.2	509.4
Goodwill	1,521.8	1,381.4
Other intangible assets, net of accumulated amortization	764.6	683.6
Other assets	53.2	71.6

Total assets	$4,065.4	$3,873.9

Liabilities and equity
Current liabilities
Notes payable to banks	$6.1	$5.5
Current portion of long-term debt	22.5	22.5
Accounts payable	350.1	287.0
Other current liabilities	293.0	317.4

Total current liabilities	671.7	632.4
Long-term debt	357.5	297.5
Deferred income taxes	230.0	224.0
Accrued defined benefit plans	196.0	252.7
Other non-current liabilities	81.8	82.6

Total liabilities	1,537.0	1,489.2

Equity
Home & Security stockholders’ equity
Common stock(a)	1.6	1.6
Paid-in capital	2,380.1	2,324.8
Accumulated other comprehensive income	52.1	30.6
Retained earnings	125.8	41.0
Treasury stock	(34.1)	(16.9)

Total Home & Security stockholders’ equity	2,525.5	2,381.1
Noncontrolling interests	2.9	3.6

Total equity	2,528.4	2,384.7

Total liabilities and equity	$4,065.4	$3,873.9

(a)	Common stock, par value $0.01 per share; 167.1 million shares and 164.6 million shares issued at June 30, 2013 and December 31, 2012, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(In millions)

(Unaudited)

	2013	2012
Operating activities
Net income	$101.7	$60.9
Non-cash pre-tax expense:
Depreciation	37.7	41.3
Amortization	5.1	6.2
Stock-based compensation	13.8	13.4
Recognition of actuarial losses	5.4	—
Asset impairment charge	6.2	—
Deferred income taxes	4.9	9.6
Changes in assets and liabilities:
Increase in accounts receivable	(81.3)	(60.3)
Increase in inventories	(56.5)	(48.8)
Increase in accounts payable	47.8	27.5
Decrease in other assets	12.9	7.2
Decrease in accrued expenses and other liabilities	(66.2)	(1.5)
Increase (decrease) in accrued taxes	14.4	(3.0)

Net cash provided by operating activities	45.9	52.5

Investing activities
Capital expenditures	(31.2)	(28.2)
Proceeds from the disposition of assets	0.3	1.8
Cost of acquisition, net of cash	(299.4)	—
Other investing activities	—	(3.6)

Net cash used in investing activities	(330.3)	(30.0)

Financing activities
Increase in short-term debt, net	1.1	1.1
Issuance of long-term debt	180.0	70.0
Repayment of long-term debt	(120.0)	(120.0)
Proceeds from the exercise of stock options	28.8	54.8
Payment to Beam Inc.	—	(6.0)
Treasury stock purchases	(13.5)	—
Tax benefit on exercise of stock options	13.1	4.1
Dividends to stockholders	(16.5)	—
Other financing, net	(1.1)	(1.1)

Net cash provided by financing activities	71.9	2.9

Effect of foreign exchange rate changes on cash	0.1	1.0

Net (decrease) increase in cash and cash equivalents	$(212.4)	$26.4

Cash and cash equivalents at beginning of period	$336.0	$120.8
Cash and cash equivalents at end of period	$123.6	$147.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2013 and 2012

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5
Comprehensive income:
Net income	—	—	—	60.3	—	0.6	60.9
Other comprehensive income	—	—	(0.1)	—	—	—	(0.1)
Stock options exercised	—	54.8	—	—	—	—	54.8
Stock-based compensation	—	13.5	—	—	(3.8)	—	9.7
Tax benefit on exercise of stock options	—	5.0	—	—	—	—	5.0
Separation-related adjustments	—	(3.5)	—	—	—	—	(3.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at June 30, 2012	$1.6	$2,256.2	$10.5	$(17.4)	$(3.9)	$3.2	$2,250.2

Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	101.3	—	0.4	101.7
Other comprehensive income	—	—	21.5	—	—	—	21.5
Stock options exercised	—	28.8	—	—	—	—	28.8
Stock-based compensation	—	13.4	—	—	(4.1)	—	9.3
Tax benefit on exercise of stock options	—	13.1	—	—	—	—	13.1
Treasury stock purchase	—	—	—	—	(13.1)	—	(13.1)
Dividends ($0.10 per Common share)	—	—	—	(16.5)	—	—	(16.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at June 30, 2013	$1.6	$2,380.1	$52.1	$125.8	$(34.1)	$2.9	$2,528.4

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

The condensed consolidated balance sheet as of June 30, 2013, the related condensed consolidated statements of comprehensive income for the six-month and three-month periods ended June 30, 2013 and 2012 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our audited consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

2. Recently Issued Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on presentation in financial statements. The amendment is effective for reporting periods beginning after December 15, 2013 (calendar year 2014 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recently Issued Accounting Standards (Continued)

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The ASU also clarifies the treatment of business combinations achieved in stages involving a foreign entity. The amendment is effective prospectively for reporting periods beginning after December 15, 2013 (calendar year 2014 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2013	December 31, 2012
Inventories:
Raw materials and supplies	$176.8	$144.3
Work in process	40.6	38.6
Finished products	221.4	174.3

Total inventories	$438.8	$357.2
Property, plant and equipment, gross	$1,523.9	$1,491.2
Less: accumulated depreciation	1,001.7	981.8

Property, plant and equipment, net	$522.2	$509.4

4. Acquisitions

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops for a purchase price of approximately $300 million, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition will greatly expand our offerings of bathroom cabinetry products.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions (Continued)

The following table summarizes a preliminary allocation of the purchase price to estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition. This allocation is expected to change after asset and liability valuations are finalized.

(In millions)
Cash	$0.6
Accounts receivable	38.8
Inventories	25.4
Property, plant and equipment	21.9
Goodwill	143.1
Identifiable intangible assets	91.4
Other assets	7.9

Total assets	329.1
Other current liabilities and accruals	29.1

Net assets acquired	$300.0

All of the acquired goodwill is tax deductible. The useful lives of the identifiable intangible assets are expected to range from 3 to 20 years.

The following unaudited pro forma summary presents consolidated financial information as if WoodCrafters had been acquired on January 1, 2012. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and WoodCrafters. The pro forma results include adjustments for the impact of a preliminary allocation of the purchase price and interest expense associated with debt that would have been incurred in connection with the acquisition. The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2012. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net sales	$2,037.7	$1,817.4	$1,090.4	$979.6
Net income attributable to Home & Security	109.9	60.0	68.1	49.2
Basic earnings per common share	$0.67	$0.38	$0.41	$0.31
Diluted earnings per common share	$0.64	$0.37	$0.40	$0.30

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Identifiable Intangible Assets

The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Goodwill at December 31, 2012 (a)	$491.8	$569.7	$229.1	$90.8	$1,381.4
WoodCrafters acquisition	143.1	—	—	—	143.1
Year-to-date translation adjustments	(1.7)	—	—	(1.0)	(2.7)

Goodwill at June 30, 2013 (a)	$633.2	$569.7	$229.1	$89.8	$1,521.8

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion and other relevant factors. The gross carrying value increase of $89.0 million was principally due to a preliminary allocation of identifiable intangible assets associated with the acquisition of WoodCrafters.

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2013 and December 31, 2012 were as follows:

	As of June 30, 2013				As of December 31, 2012
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(In millions)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$598.9	$(42.0	)(a)	$556.9	$603.4	$(42.0	)(a)	$561.4
Amortizable intangible assets
Tradenames	23.6	(7.1)		16.5	17.8	(6.9)		10.9
Customer and contractual relationships	347.7	(176.7)		171.0	274.2	(174.4)		99.8
Patents/proprietary technology	62.3	(42.1)		20.2	52.6	(41.1)		11.5

Total	433.6	(225.9)		207.7	344.6	(222.4)		122.2

Total identifiable intangibles	$1,032.5	$(267.9)		$764.6	$948.0	$(264.4)		$683.6

(a)	Accumulated amortization prior to the adoption of revised Accounting Standards Codification (“ASC”) requirements for Intangibles – Goodwill and Other Assets.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Identifiable Intangible Assets (Continued)

In December 2012, our Security & Storage business acquired a company for approximately $20 million in cash. Purchase price adjustments and the allocation of the purchase price were finalized in the first quarter of 2013. Our December 31, 2012 balance sheet was retrospectively adjusted to reflect the purchase price adjustments in accordance with ASC requirements for Business Combinations, in particular a reduction in goodwill of $5.6 million and an increase in definite-lived intangible assets of $5.9 million. The acquisition was not material for the purposes of supplemental disclosure and does not have a material impact on our consolidated financial statements.

In the first half of 2013, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets. Any future reduction in the estimated fair value of the indefinite-lived tradenames that were impaired in the fourth quarter of 2012 would result in an impairment charge. The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, and strategic decisions made in response to economic and competitive conditions. While our cash flow projections used to assess impairment of our goodwill and other intangible assets are influenced by a number of variables, they are most significantly influenced by our projection for the recovery of the U.S. home products markets in the next 3 to 5 years. We evaluate our projection of the U.S. home products market periodically and in connection with our annual operating plans finalized in the fourth quarter of each year. The U.S. home products market is highly dependent on U.S. new home construction. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. External Debt and Financing Arrangements

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in July 2018. In July 2013, these facilities were renewed under essentially the same terms and conditions, extending the maturity date from October 2016 to July 2018. On June 30, 2013 and December 31, 2012, our outstanding borrowing under the term loan was $320.0 million. On June 30, 2013 our outstanding borrowing under the revolving credit facility was $60.0 million. There was no outstanding balance as of December 31, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. As of June 30, 2013, we were in compliance with all covenants under these facilities.

At June 30, 2013 and December 31, 2012, there were $6.1 million and $5.5 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million, as of both June 30, 2013 and December 31, 2012. The weighted-average interest rates on these borrowings were 12.4% and 12.2% in the six-month periods ended June 30, 2013 and 2012, respectively. The weighted-average interest rates on these borrowings were 12.6% and 13.1% in the three-month periods ended June 30, 2013 and 2012, respectively.

7. Financial Instruments

We do not enter into derivative instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts.

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan, the Mexican peso and the Euro. The gross U.S. dollar equivalent notional amount of all of our foreign currency derivative hedges outstanding at June 30, 2013 was $160.2 million, representing a net settlement receivable of $3.4 million. Based on foreign exchange rates as of June 30, 2013, we estimate that $1.5 million of pre-tax foreign currency derivative net gains included in other comprehensive income as of June 30, 2013 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Financial Instruments (Continued)

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2013 and December 31, 2012 were:

		Fair Value
(In millions)		June 30, 2013	December 31, 2012
Assets
Foreign exchange contracts	Other current assets	$4.0	$1.0
Commodity contracts	Other current assets	—	0.2

	Total assets	$4.0	$1.2
Liabilities
Foreign exchange contracts	Other current liabilities	$0.6	$0.8
Commodity contracts	Other current liabilities	0.5	0.1

	Total liabilities	$1.1	$0.9

The effects of derivative financial instruments on the statements of comprehensive income for the six and three months ended June 30, 2013 and 2012 were:

(In millions)	Gain Recognized in Income in Six Months Ended June 30,
Type of hedge	Location	2013	2012
Cash flow	Net sales	$—	$0.1
	Cost of products sold	1.4	0.3
Fair value	Other expense, net	—	0.6

Total		$1.4	$1.0

(In millions)	Gain Recognized in Income in Three Months Ended June 30,
Type of hedge	Location	2013	2012
Cash flow	Net sales	$—	$0.1
	Cost of products sold	1.0	0.1
Fair value	Other expense, net	0.2	1.1

Total		$1.2	$1.3

For cash flow hedges that are effective, the amounts recognized in other comprehensive income were $2.3 million and $0.1 million in the six months ended June 30, 2013 and 2012, respectively. For cash flow hedges that are effective, the amounts recognized in other comprehensive income were $0.7 million and $(0.2) million in the three months ended June 30, 2013 and 2012, respectively. In the six and three months ended June 30, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other income, net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 were as follows:

	Fair Value
(In millions)	June 30, 2013	December 31, 2012
Assets
Derivative financial instruments (level 2)	$4.0	$1.2
Deferred compensation program assets (level 1)	3.2	3.6

Total assets	$7.2	$4.8
Liabilities
Derivative financial instruments (level 2)	$1.1	$0.9

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

The carrying value of the Company’s long-term debt as of June 30, 2013 and December 31, 2012 of $380.0 million and $320.0 million, respectively, approximated its fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are Level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the six and three months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2013	2012	2013	2012
Service cost	$6.3	$7.5	$0.2	$0.2
Interest cost	15.0	15.3	1.0	2.1
Expected return on plan assets	(20.8)	(18.5)	—	—
Amortization of prior service costs (credits)	0.1	0.2	(15.8)	0.2
Recognition of actuarial losses	0.1	—	5.3	—

Net periodic benefit cost	$0.7	$4.5	$(9.3)	$2.5

	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2013	2012	2013	2012
Service cost	$3.1	$3.7	$0.1	$0.1
Interest cost	7.5	7.7	0.4	1.1
Expected return on plan assets	(10.5)	(9.3)	—	—
Amortization of prior service costs (credits)	0.1	0.1	(8.8)	0.1
Recognition of actuarial losses	0.1	—	0.7	—

Net periodic benefit cost	$0.3	$2.2	$(7.6)	$1.3

In the fourth quarter of 2012 and first half of 2013, we amended certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plans of $29.8 million in the fourth quarter of 2012 and $35.9 million in the first half of 2013, and we recognized actuarial losses of $5.3 million in the first half of 2013 due to a decrease in the discount rate and a resulting lower threshold for loss recognition because of the reduced postretirement obligation. Liability reductions from these plan amendments are recorded as amortization of prior service credits in net income in accordance with accounting requirements. In addition, in the first quarter of 2013, we communicated to certain employees our decision to freeze an hourly pension plan by December 31, 2016. As a result, we remeasured our pension liability, updating our pension measurement assumptions, and recorded a $19.9 million reduction in the liability. The curtailment charge associated with this pension freeze was insignificant. See Note 15, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

The effective income tax rates for the six months ended June 30, 2013 and 2012 were 33.9% and 31.4%, respectively. The effective income tax rate in 2013 was unfavorably impacted by an investment write-off for which the Company could not record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the research and development credit under The American Taxpayer Relief Act of 2012, including the full-year credit attributable to 2012. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit recorded in the second quarter.

The effective income tax rates for the three months ended June 30, 2013 and 2012 were 35.0% and 31.1%, respectively. The effective income tax rate in 2013 was unfavorably impacted by an investment write-off for which the Company could not record an income tax benefit. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit recorded in the second quarter.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $3 million to $4 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

11. Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,
(In millions)	2013	2012
Reserve balance at January 1,	$14.3	$13.9
Provision for warranties issued	9.2	8.3
Settlements made (in cash or in kind)	(9.2)	(8.3)

Reserve balance at June 30,	$14.3	$13.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Information on Business Segments

Net sales and operating income for the six months ended June 30, 2013 and 2012 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2013	2012	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$737.7	$657.4	12.2%
Plumbing & Accessories	631.5	526.0	20.1
Advanced Material Windows & Door Systems	300.7	273.0	10.1
Security & Storage	260.5	277.7	(6.2)

Net sales	$1,930.4	$1,734.1	11.3%

Operating Income (Loss)
Kitchen & Bath Cabinetry	$49.7	$12.6	—%
Plumbing & Accessories	110.3	79.0	39.6
Advanced Material Windows & Door Systems	1.3	(4.8)	—
Security & Storage	38.6	33.4	15.6
Less: Corporate expenses	(36.8)	(26.6)	(38.3)

Operating income	$163.1	$93.6	74.3%

Corporate expenses
General and administrative expense	$(36.3)	$(28.7)
Defined benefit plan costs	(0.5)	2.1

Total Corporate expenses	$(36.8)	$(26.6)	(38.3)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Information on Business Segments (Continued)

Net sales and operating income for the three months ended June 30, 2013 and 2012 by segment were as follows:

	Three Months Ended June 30,
(In millions)	2013	2012	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$392.4	$345.9	13.4%
Plumbing & Accessories	322.6	281.5	14.6
Advanced Material Windows & Door Systems	176.5	159.6	10.6
Security & Storage	148.9	148.3	0.4

Net sales	$1,040.4	$935.3	11.2%

Operating Income
Kitchen & Bath Cabinetry	$35.4	$17.9	97.8%
Plumbing & Accessories	55.3	42.8	29.2
Advanced Material Windows & Door Systems	9.8	3.7	—
Security & Storage	26.3	21.6	21.8
Less: Corporate expenses	(20.3)	(13.7)	(48.2)

Operating income	$106.5	$72.3	47.3%

Corporate expenses
General and administrative expense	$(22.0)	$(14.2)
Defined benefit plan costs	1.7	0.5

Total Corporate expenses	$(20.3)	$(13.7)	(48.2)%

13. Other Expense, Net

The components of other expense, net, were as follows:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Asset impairment charge	$6.2	$—	$6.2	$—
Other	(0.3)	0.2	(0.1)	0.7

Total other expense, net	$5.9	$0.2	$6.1	$0.7

In the second quarter of 2013, we recorded a $6.2 million impairment charge pertaining to a cost method investment due to an other-than-temporary decline in the fair value of the investment. As a result of the impairment, the carrying value of the investment has been reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Home & Security	$101.3	$60.3	$64.0	$47.8

Basic earnings per common share	$0.61	$0.38	$0.39	$0.30
Diluted earnings per common share	$0.59	$0.37	$0.37	$0.29
Basic average shares outstanding	164.9	159.2	165.4	160.1
Stock-based awards	5.9	5.0	5.9	5.3

Diluted average shares outstanding	170.8	164.2	171.3	165.4

Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.2	1.1	0.9	1.5

15. Accumulated Other Comprehensive Income

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$63.5	$0.2	$(33.1)	$30.6
Amounts classified into accumulated other comprehensive income	(8.2)	1.8	35.2 (a)	28.8
Amounts reclassified from accumulated other comprehensive income	—	(1.0)	(6.3)	(7.3)

Net current period other comprehensive income	(8.2)	0.8	28.9	21.5

Balance at June 30, 2013	$55.3	$1.0	$(4.2)	$52.1

(a)	See Note 9, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Accumulated Other Comprehensive Income (Continued)

The reclassifications out of accumulated other comprehensive income for the six and three months ended June 30, 2013 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Comprehensive Income
	Six Months Ended June 30, 2013	Three Months Ended June 30, 2013
Gains on cash flow hedges
Foreign exchange contracts	$1.5	$1.1	Cost of products sold
Commodity contract	(0.1)	(0.1)	Cost of products sold

	1.4	1.0	Total before tax
	(0.4)	(0.3)	Tax expense

	$1.0	$0.7	Net of tax
Defined benefit plan items
Amortization of prior service cost	$15.7	$8.7	(a)
Recognition of actuarial losses	(5.4)	(0.8)	(a)

	10.3	7.9	Total before tax
	(4.0)	(2.9)	Tax expense

	$6.3	$5.0	Net of tax

Total reclassifications for the period	$7.3	$5.7	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 9, “Defined Benefit Plans,” for additional information.

16. Contingencies

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Contingencies (Continued)

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security during the six months ended June 30, 2013 and 2012. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

17. Subsequent Event

In July 2013, we renewed our $650 million committed revolving credit facility and $350 million term loan under essentially the same terms and conditions, extending the maturity date from October 2016 to July 2018. As a result, in July 2013, we increased our borrowings under the term loan by $30 million from $320 million at June 30, 2013 to $350 million, reducing our borrowings under the revolving credit facility.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and larger global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating and operating acquired business, (iv) our ability to remain innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements and (viii) changes in tax, environmental and federal and state laws and industry regulatory standards. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, which is hereby incorporated herein by reference. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. In addition, we may invest in add-on acquisitions that leverage our existing brands and infrastructure, and we may undertake share repurchases under our share repurchase program as explained in further detail under “Liquidity and Capital Resources” below. In the second quarter of 2013, our Board of Directors declared our first dividend since becoming a publicly-traded company in October 2011, declaring a regular quarterly dividend of $0.10 per share of common stock.

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters Home Products Holding, LLC, a manufacturer of bathroom vanities and tops, for a purchase price of approximately $300 million, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. The financial results of WoodCrafters will be included in the Company’s results of operations and cash flows beginning in the third quarter of 2013. This acquisition will greatly expand our offering of bathroom cabinetry products.

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

We remain focused on our initiatives designed to outperform our markets. We believe our strong brand positions across a diversified mix of channels, consumer-focused innovation, flexible and efficient supply chains, and excellent customer service position our business to perform well in the marketplace. While our markets have started to improve from historic lows, our near term results may be uneven and challenging as consumers remain cautious, particularly for big-ticket repair and remodel purchases such as cabinets and windows. In addition, we may be impacted by fluctuations in raw material and transportation costs, a consumer preference for lower-priced valued-oriented products may persist, and a heavy promotional environment for big-ticket discretionary purchases such as kitchen cabinets may continue through 2013. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

	Net Sales
(In millions)	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$737.7	$657.4	12.2%
Plumbing & Accessories	631.5	526.0	20.1
Advanced Material Windows & Door Systems	300.7	273.0	10.1
Security & Storage	260.5	277.7	(6.2)

Net sales	$1,930.4	$1,734.1	11.3%

	Operating Income (Loss)
	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$49.7	$12.6	—%
Plumbing & Accessories	110.3	79.0	39.6
Advanced Material Windows & Door Systems	1.3	(4.8)	—
Security & Storage	38.6	33.4	15.6
Less: Corporate expenses	(36.8)	(26.6)	(38.3)

Operating income	$163.1	$93.6	74.3%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Consolidated results of operations should be read in conjunction with segment results of operations.

Net Sales

Net sales increased $196.3 million, or 11%. The increase was due to higher sales volume, primarily from improved U.S. market conditions for home products, particularly for new construction. These increases were partially offset by lower sales volume of Security & Storage products due to higher customer promotional activity in 2012 for storage products. Net sales also benefited from price increases that helped mitigate raw material and transportation cost increases.

Cost of products sold

Cost of products sold increased $83.3 million, or 7%, due to higher sales volume, partially offset by the benefit of productivity improvements and $13.6 million of amortization of prior service credits related to defined benefit plan amendments that reduced health benefits for certain current and retired employees.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $44.4 million, or 10%, due to higher volume-related expenses and planned increases in strategic spending to support growth initiatives that included approximately $12 million of higher advertising spending. Administrative expenses also increased approximately $4 million due to higher acquisition-related expenses associated with the acquisition of WoodCrafters and a non-recurring benefit in 2012 from the reduction of a contingent consideration liability.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets decreased $1.1 million due to an identifiable intangible asset that was fully amortized in the second quarter of 2012.

Restructuring charges

Restructuring charges of $1.2 million and $1.0 million in the six months ended June 30, 2013 and 2012, respectively, related to previously announced supply chain initiatives.

Operating income

Operating income increased $69.5 million to $163.1 million, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions.

Interest expense

Interest expense decreased $1.2 million due to lower average external borrowings.

Other expense, net

Other expense, net, was $5.9 million in the six months ended June 30, 2013, compared to $0.2 million in the six months ended June 30, 2012. The change of $5.7 million was primarily due a $6.2 million impairment charge pertaining to a cost method investment.

Income taxes

The effective income tax rates for the six months ended June 30, 2013 and 2012 were 33.9% and 31.4%, respectively. The effective income tax rate in 2013 was unfavorably impacted by an impairment charge of a cost method investment for which the Company could not presently record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the research and development credit under The American Taxpayer Relief Act of 2012, including the full-year credit attributable to 2012. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit recorded in the second quarter.

Noncontrolling interests

Noncontrolling interest expense was $0.4 million and $0.6 million in the six months ended June 30, 2013 and 2012, respectively.

Net income attributable to Home & Security

Net income attributable to Home & Security was $101.3 million in the six months ended June 30, 2013 compared to $60.3 million in the six months ended June 30, 2012. The increase of $41.0 million was primarily due to higher operating income, partially offset by an increase in other expense, net, and the impact of the higher effective income tax rate.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $80.3 million, or 12%, due to higher sales volume, primarily from improved U.S. market conditions, particularly for new construction. Net sales also benefited from price increases that helped mitigate raw material and transportation cost increases.

Operating income increased $37.1 million to $49.7 million due to higher sales volume. Operating income also benefited from price increases and productivity improvements, including cost savings from previously announced restructuring actions. Operating income was unfavorably impacted by increased costs for raw materials (wood-related) and higher incentive compensation expense.

Plumbing & Accessories

Net sales increased $105.5 million, or 20%, due to higher sales volume in the U.S. driven primarily by higher new construction housing starts and improving market conditions, as well as approximately $19 million of higher international sales, primarily in China. Net sales also benefited from price increases that helped mitigate raw material cost increases.

Operating income increased $31.3 million, or 40%, due to higher sales volume. The impact of productivity improvements was offset by planned strategic investments to support long-term growth initiatives that included approximately $12 million of higher spending on advertising.

Advanced Material Windows & Door Systems

Net sales increased $27.7 million, or 10%, due to higher sales volume driven primarily by improved conditions in the U.S. new home construction market. Net sales of door systems grew $22.5 million, or 15%, while net sales of window products increased $5.2 million, or 4%.

Operating income increased $6.1 million in the first half of 2013 from an operating loss of $4.8 million in the same period of 2012. The improvement was due to the benefit of higher sales, partially offset by the absence in 2013 of $2.0 million of income attributable to a reduction of a contingent consideration liability related to an acquisition.

RESULTS OF OPERATIONS (Continued)

Security & Storage

Net sales decreased $17.2 million, or 6%. Net sales of storage products were down $19.3 million, or 22%, due to increased retailer-driven promotions in the first quarter of 2012 that did not recur in 2013, while net sales of security products increased $2.1 million, or 1%, due to higher retail and international sales.

Operating income increased $5.2 million, or 16%. Operating income increased approximately $8 million due to lower employee benefit costs as a result of reductions in certain postretirement benefits in our storage product line, partially offset by an environmental charge and higher planned spending on security growth initiatives. Operating income was also unfavorably impacted by the adverse impact of lower storage product sales volume.

Corporate

Corporate expenses increased $10.2 million due to $5.4 million of actuarial losses recognized in the first six months of 2013 related to defined benefit plan amendments that required a remeasurement of certain postretirement benefit liabilities, transaction expenses associated with the acquisition of WoodCrafters, and higher compensation-related costs.

	Six Months Ended
	June 30,
(In millions)	2013	2012
General and administrative expense	$(36.3)	$(28.7)
Defined benefit plan costs	4.9	2.1
Defined benefit plan recognition of actuarial losses	(5.4)	—

Total Corporate expenses	$(36.8)	$(26.6)

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

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

	Net Sales
(In millions)	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$392.4	$345.9	13.4%
Plumbing & Accessories	322.6	281.5	14.6
Advanced Material Windows & Door Systems	176.5	159.6	10.6
Security & Storage	148.9	148.3	0.4

Net sales	$1,040.4	$935.3	11.2%
	Operating Income
	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$35.4	$17.9	97.8%
Plumbing & Accessories	55.3	42.8	29.2
Advanced Material Windows & Door Systems	9.8	3.7	—
Security & Storage	26.3	21.6	21.8
Less: Corporate expenses	(20.3)	(13.7)	(48.2)

Operating income	$106.5	$72.3	47.3%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Consolidated results of operations should be read in conjunction with segment results of operations.

Net Sales

Net sales increased $105.1 million, or 11%. The increase was due to higher sales volume, primarily from improved U.S. market conditions for home products, particularly for new construction. Net sales for Security & Storage products were flat. Net sales also benefited from price increases that helped mitigate raw material and transportation cost increases.

Cost of products sold

Cost of products sold increased $45.5 million, or 7%, due to higher sales volume, partially offset by the benefit of productivity improvements and $7.3 million of amortization of prior service credits related to defined benefit plan amendments that reduced health benefits for certain current and retired employees.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $25.4 million, or 10%, due to higher volume-related expenses and planned increases in strategic spending to support growth initiatives that included approximately $8 million of higher advertising spending. Administrative expenses also increased due to higher acquisition-related expenses associated with the acquisition of WoodCrafters

Amortization of intangible assets

Amortization of intangible assets decreased $0.3 million, primarily due to foreign currency adjustments.

RESULTS OF OPERATIONS (Continued)

Restructuring charges

Restructuring charges of $0.3 million in the three months ended June 30, 2013 related to previously announced supply chain initiatives.

Operating income

Operating income increased $34.2 million to $106.5 million, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions.

Interest expense

Interest expense decreased $0.4 million due to lower average external borrowings and interest rates.

Other expense, net

Other expense, net, was $6.1 million in the three months ended June 30, 2013, compared to $0.7 million in the three months ended June 30, 2012. The change of $5.4 million was primarily due to a $6.2 million impairment charge pertaining to a cost method investment.

Income taxes

The effective income tax rates for the three months ended June 30, 2013 and 2012 were 35.0% and 31.1%, respectively. The effective income tax rate in 2013 was unfavorably impacted by an impairment charge of a cost method investment for which the Company could not presently record an income tax benefit. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit recorded in the second quarter.

Noncontrolling interests

Noncontrolling interest expense was $0.2 million and $0.1 million in the three months ended June 30, 2013 and 2012, respectively.

Net income attributable to Home & Security

Net income attributable to Home & Security was $64.0 million in the three months ended June 30, 2013 compared to $47.8 million in the three months ended June 30, 2012. The increase of $16.2 million was primarily due to higher operating income, partially offset by an increase in other expense, net, and the impact of higher effective income tax rate.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $46.5 million, or 13%, due to higher sales volume, primarily due to improved U.S. market conditions, particularly for new construction. Net sales also benefited from price increases that helped mitigate raw material and transportation cost increases.

Operating income increased $17.5 million, or 98%, due to higher sales volume. Operating income also benefited from price increases and productivity improvements, including cost savings from previously announced restructuring actions. Operating income was unfavorably impacted by higher incentive compensation expense and increased costs for raw materials (wood-related).

Plumbing & Accessories

Net sales increased $41.1 million, or 15%, due to higher sales volume in the U.S. driven primarily by higher new construction housing starts and improving market conditions, as well as approximately $12 million of higher international sales, primarily in China. Net sales also benefited from price increases that helped mitigate raw material cost increases.

Operating income increased $12.5 million, or 29%, due to higher sales volume. The impact of productivity improvements was offset by planned strategic investments to support long-term growth initiatives that included approximately $7 million of higher spending on advertising.

Advanced Material Windows & Door Systems

Net sales increased $16.9 million, or 11%, due to higher sales volume driven primarily by improved conditions in the U.S. new home construction market. Net sales of door systems grew $12.6 million, or 14%, while net sales of window products increased $4.3 million, or 6%.

Operating income increased $6.1 million to $9.8 million due to higher sales volume.

RESULTS OF OPERATIONS (Continued)

Security & Storage

Net sales increased $0.6 million. Net sales of security products increased $3.7 million, or 4%, due to higher retail and global safety sales volume, while net sales of storage products were down $3.1 million, or 7%, due to the exit from certain low margin industrial products and costs associated with promotion of new products.

Operating income increased $4.7 million, or 22%. Approximately half of the operating income growth was attributable to higher sales of security products. The other half of the operating income growth was due to lower employee benefit costs as a result of reductions in certain postretirement benefits in our storage product line, partially offset by higher planned spending on security growth initiatives.

Corporate

Corporate expenses increased $6.6 million, primarily due to transaction expenses associated with the acquisition of WoodCrafters and higher compensation-related costs.

	Three Months Ended
	June 30,
(In millions)	2013	2012
General and administrative expense	$(22.0)	$(14.2)
Defined benefit plan costs	2.5	0.5
Defined benefit plan recognition of actuarial losses	(0.8)	—

Total Corporate expenses	$(20.3)	$(13.7)

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

On April 30, 2013 and July 30, 2013, the Company’s Board of Directors approved a regular quarterly dividend of $0.10 per share of common stock on all of our issued and outstanding shares of common stock, which was payable on June 19, 2013 and will be payable on September 18, 2013, respectively, to shareholders of record on May 31, 2013 and August 29, 2013.

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters Home Products Holding, LLC, a manufacturer of bathroom vanities and tops, for a purchase price of approximately $300 million, subject to certain post-closing adjustments. The Company paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the three years ending July 25, 2015. In the first half of 2013, we repurchased 399,500 shares of our outstanding common stock under the share repurchase program for $13.1 million. As of June 30, 2013, the Company’s total remaining share repurchase authorization was $127,731,585. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

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

On June 30, 2013, we had cash and cash equivalents of $123.6 million, of which $91.4 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in July 2018. In July 2013, these facilities were renewed under essentially the same terms and conditions, extending the maturity date from October 2016 to July 2018. On June 30, 2013 and December 31, 2012, our outstanding borrowing under the term loan was $320.0 million. On June 30, 2013 our outstanding borrowing under the revolving credit facility was $60.0 million. There was no outstanding balance as of December 31, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At June 30, 2013, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
(In millions)	2013	2012
Net cash provided by operating activities	$45.9	$52.5
Net cash used in investing activities	(330.3)	(30.0)
Net cash provided by financing activities	71.9	2.9
Effect of foreign exchange rate changes on cash	0.1	1.0

Net (decrease) increase in cash and cash equivalents	$(212.4)	$26.4

Net cash provided by operating activities was $45.9 million in the six months ended June 30, 2013 compared to $52.5 million in the six months ended June 30, 2012. The decrease in cash provided of $6.6 million was primarily due to higher incentive compensation and customer program payments in the first quarter of 2013 compared to 2012, partially offset by $40.8 million in higher net income.

Net cash used in investing activities was $330.3 million in the six months ended June 30, 2013 compared to $30.0 million in the six months ended June 30, 2012. The increase in cash used of $300.3 million was primarily due to the acquisition of WoodCrafters.

Net cash provided by financing activities was $71.9 million in the six months ended June 30, 2013 compared to $2.9 million in the six months ended June 30, 2012. The increase in cash provided of $69.0 million was primarily due to the favorable impact of net borrowings of $110 million ($60 million in net borrowings in 2013 compared to net debt repayments of $50 million in 2012), as well as the tax benefit of stock option exercises ($9.1 million). Cash provided by financing activities was unfavorably impacted by less cash received from stock option exercises ($26.0 million), dividends paid ($16.5 million) and stock repurchases in 2013 ($13.5 million).

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $499.8 million and $381.7 million as of June 30, 2013 and December 31, 2012, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $8.6 million and $9.0 million as of June 30, 2013 and December 31, 2012, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the Company could experience higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our foreign currency and commodity derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at June 30, 2013 and December 31, 2012 was $4.0 million and $1.2 million, respectively. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on presentation in financial statements. The amendment is effective for reporting periods beginning after December 15, 2013 (calendar year 2014 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 clarifies the accounting for the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The ASU also clarifies the treatment of business combinations achieved in stages involving a foreign entity. The amendment is effective prospectively for reporting periods beginning after December 15, 2013 (calendar year 2014 for Home & Security). We believe that adoption of this standard will not have a material impact on our financial statements.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into recent acquisitions.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2013:

Three Months Ended June 30, 2013	Total number of shares purchased (a)(b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	—	$—	—	$127,763,963
May 1 – May 31	758	40.46	—	127,763,963
June 1 – June 30	2,359	39.55	900	127,731,585

Total	3,117	$39.77	900

(a)

The Company purchased 900 shares between June 1, 2013 and June 30, 2013 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on July 25, 2012 and publicly announced through the filing of a Current Report on Form 8-K on July 26, 2012. The share repurchase program authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock from July 25, 2012 to July 25, 2015.

(b)

The Company purchased 2,217 shares between May 1, 2013 and June 30, 2013 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6.	EXHIBITS

2.1*	Membership Interest Purchase Agreement dated May 1, 2013 between MasterBrand Cabinets, Inc. and WoodCrafters Home Products Holding, LLC.†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

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

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: July 31, 2013	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

2.1*	Membership Interest Purchase Agreement dated May 1, 2013 between MasterBrand Cabinets, Inc. and WoodCrafters Home Products Holding, LLC.†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

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