Form 10-Q
period 2013-09-30
Fortune Brands Home & Security, Inc.
filed 2013-11-01
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 25, 2013 was 166,215,043.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2013 and 2012

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net sales	$3,055.5	$2,643.2	$1,125.1	$909.1
Cost of products sold	1,993.4	1,776.7	740.2	606.8
Selling, general and administrative expenses	767.4	699.6	259.6	236.2
Amortization of intangible assets	9.1	8.6	4.0	2.4
Restructuring charges	2.7	4.1	1.5	3.1
Asset impairment charge	21.2	—	21.2	—

Operating income	261.7	154.2	98.6	60.6
Interest expense	5.5	6.6	2.1	2.0
Other expense (income), net	5.4	(0.6)	(0.5)	(0.8)

Income before income taxes	250.8	148.2	97.0	59.4
Income tax provision	84.5	47.1	32.4	19.2

Net income	166.3	101.1	64.6	40.2
Less: Noncontrolling interests	0.8	0.8	0.4	0.2

Net income attributable to Home & Security	$165.5	$100.3	$64.2	$40.0

Basic earnings per common share	$1.00	$0.63	$0.39	$0.25
Diluted earnings per common share	$0.97	$0.61	$0.37	$0.24

Dividends declared per common share	$0.30	$—	$0.20	$—

Comprehensive income	$187.5	$114.8	$64.3	$54.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$157.0	$336.0
Accounts receivable, net	517.7	381.7
Inventories	463.1	357.2
Other current assets	135.8	153.0

Total current assets	1,273.6	1,227.9
Property, plant and equipment, net	513.5	509.4
Goodwill	1,521.1	1,381.4
Other intangible assets, net of accumulated amortization	760.7	683.6
Other assets	50.4	71.6

Total assets	$4,119.3	$3,873.9

Liabilities and equity
Current liabilities
Notes payable to banks	$5.6	$5.5
Current portion of long-term debt	—	22.5
Accounts payable	344.4	287.0
Other current liabilities	357.9	317.4

Total current liabilities	707.9	632.4
Long-term debt	350.0	297.5
Deferred income taxes	227.9	224.0
Accrued defined benefit plans	193.7	252.7
Other non-current liabilities	85.8	82.6

Total liabilities	1,565.3	1,489.2

Equity
Home & Security stockholders’ equity
Common stock(a)	1.7	1.6
Paid-in capital	2,406.3	2,324.8
Accumulated other comprehensive income	51.6	30.6
Retained earnings	156.7	41.0
Treasury stock	(65.8)	(16.9)

Total Home & Security stockholders’ equity	2,550.5	2,381.1
Noncontrolling interests	3.5	3.6

Total equity	2,554.0	2,384.7

Total liabilities and equity	$4,119.3	$3,873.9

(a)	Common stock, par value $0.01 per share; 166.0 million shares and 164.6 million shares issued at September 30, 2013 and December 31, 2012, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(In millions)

(Unaudited)

	2013	2012
Operating activities
Net income	$166.3	$101.1
Non-cash pre-tax expense:
Depreciation	57.1	70.4
Amortization	9.1	8.6
Stock-based compensation	19.8	20.4
Recognition of actuarial losses	5.6	3.7
Asset impairment charges	27.4	—
Loss (gain) on sale of property, plant and equipment	0.8	(3.0)
Deferred income taxes	(0.9)	5.6
Changes in assets and liabilities:
Increase in accounts receivable	(97.4)	(58.8)
Increase in inventories	(79.9)	(53.6)
Increase (decrease) in accounts payable	40.8	(8.1)
Decrease in other assets	26.2	14.2
(Decrease) increase in accrued expenses and other liabilities	(19.9)	15.9
Increase in accrued taxes	11.2	3.0

Net cash provided by operating activities	166.2	119.4

Investing activities
Capital expenditures	(55.2)	(46.0)
Proceeds from the disposition of assets	2.1	12.6
Cost of acquisition, net of cash	(302.0)	—
Other investing activities	(0.2)	(5.0)

Net cash used in investing activities	(355.3)	(38.4)

Financing activities
Increase in short-term debt, net	0.9	1.5
Issuance of long-term debt	220.0	70.0
Repayment of long-term debt	(190.0)	(137.5)
Proceeds from the exercise of stock options	41.3	80.6
Payment to Beam Inc.	—	(6.0)
Treasury stock purchases	(43.1)	(2.2)
Tax benefit on exercise of stock options	16.5	5.9
Dividends to stockholders	(33.2)	—
Other financing	(2.6)	(1.1)

Net cash provided by financing activities	9.8	11.2

Effect of foreign exchange rate changes on cash	0.3	3.1

Net (decrease) increase in cash and cash equivalents	$(179.0)	$95.3

Cash and cash equivalents at beginning of period	$336.0	$120.8
Cash and cash equivalents at end of period	$157.0	$216.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2013 and 2012

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5
Comprehensive income:
Net income	—	—	—	100.3	—	0.8	101.1
Other comprehensive income	—	—	13.7	—	—	—	13.7
Stock options exercised	—	80.6	—	—	—	—	80.6
Stock-based compensation	—	20.6	—	—	(4.9)	—	15.7
Tax benefit on exercise of stock options	—	7.1	—	—	—	—	7.1
Separation-related adjustments	—	(5.1)	—	—	—	—	(5.1)
Treasury stock purchases	—	—	—	—	(2.2)	—	(2.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at September 30, 2012	$1.6	$2,289.6	$24.3	$22.6	$(7.2)	$3.4	$2,334.3

Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	165.5	—	0.8	166.3
Other comprehensive income	—	—	21.0	—	—	0.2	21.2
Stock options exercised	0.1	41.3	—	—	—	—	41.4
Stock-based compensation	—	20.1	—	—	(6.2)	—	13.9
Tax benefit on exercise of stock options (a)	—	20.1	—	—	—	—	20.1
Treasury stock purchase	—	—	—	—	(42.7)	—	(42.7)
Dividends ($0.30 per Common share)	—	—	—	(49.8)	—	—	(49.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at September 30, 2013	$1.7	$2,406.3	$51.6	$156.7	$(65.8)	$3.5	$2,554.0

(a)	Includes $4.1 million of adjustments related to prior years’ vested and unvested Restricted Stock Units.

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

The condensed consolidated balance sheet as of September 30, 2013, the related condensed consolidated statements of comprehensive income for the nine-month and three-month periods ended September 30, 2013 and 2012 and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2013 and 2012 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2013	December 31, 2012
Inventories:
Raw materials and supplies	$186.3	$144.3
Work in process	47.6	38.6
Finished products	229.2	174.3

Total inventories	$463.1	$357.2

Property, plant and equipment, gross	$1,528.7	$1,491.2
Less: accumulated depreciation	1,015.2	981.8

Property, plant and equipment, net	$513.5	$509.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions

In June 2013, our Kitchen & Bath Cabinetry business acquired Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops for a purchase price of approximately $302 million, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition greatly expands our offerings of bathroom cabinetry products. Net sales and operating income of WoodCrafters in the third quarter of 2013 were approximately $60 million and $5 million, respectively.

The following table summarizes the preliminary allocation of the purchase price to estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition. This allocation is expected to change after asset and liability valuations are finalized.

(In millions)
Accounts receivable	$41.4
Inventories	26.3
Property, plant and equipment	29.5
Goodwill	141.5
Identifiable intangible assets	89.4
Other assets	8.9

Total assets	337.0
Other current liabilities and accruals	35.0

Net assets acquired	$302.0

As of the acquisition date, all of the acquired goodwill was tax deductible. Identifiable intangible assets primarily consisted of customer relationships ($75.9 million) and technology ($9.6 million). The useful lives of these identifiable intangible assets were 18 years and 10 years, respectively.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

(In millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net sales	$3,162.9	$2,773.6	$1,125.1	$956.2
Net income attributable to Home & Security	175.1	105.2	64.2	44.7
Basic earnings per common share	$1.06	$0.66	$0.39	$0.28
Diluted earnings per common share	$1.02	$0.64	$0.37	$0.27

In December 2012, our Security & Storage business acquired a company for approximately $20 million in cash. Purchase price adjustments and the allocation of the purchase price were finalized in the first quarter of 2013. Our December 31, 2012 balance sheet was retrospectively adjusted to reflect the purchase price adjustments in accordance with Accounting Standards Codification (“ASC”) requirements for Business Combinations, in particular a reduction in goodwill of $5.6 million and an increase in definite-lived intangible assets of $5.9 million. The acquisition was not material for the purposes of supplemental disclosure and does not have a material impact on our consolidated financial statements.

5.	Goodwill and Other Identifiable Intangible Assets

The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Goodwill at December 31, 2012 (a)	$491.8	$569.7	$229.1	$90.8	$1,381.4
WoodCrafters acquisition	141.5	—	—	—	141.5
Year-to-date translation adjustments	(1.2)	—	—	(0.6)	(1.8)

Goodwill at September 30, 2013 (a)	$632.1	$569.7	$229.1	$90.2	$1,521.1

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion and other relevant factors. The gross carrying value increase of $88.7 million was principally due to the identifiable intangible assets associated with the acquisition of WoodCrafters.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Other Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2013 and December 31, 2012 were as follows:

	As of September 30, 2013				As of December 31, 2012
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(In millions)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$600.4	$(42.0	)(a)	$558.4	$603.4	$(42.0	)(a)	$561.4
Amortizable intangible assets
Tradenames	20.0	(7.4)		12.6	17.8	(6.9)		10.9
Customer and contractual relationships	350.1	(180.6)		169.5	274.2	(174.4)		99.8
Patents/proprietary technology	63.2	(43.0)		20.2	52.6	(41.1)		11.5

Total	433.3	(231.0)		202.3	344.6	(222.4)		122.2

Total identifiable intangibles	$1,033.7	$(273.0)		$760.7	$948.0	$(264.4)		$683.6

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles – Goodwill and Other Assets.

6.	Asset Impairment Charges

At the end of the third quarter, our Kitchen and Bath Cabinetry segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from the improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for our customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Asset Impairment Charges (Continued)

In the first nine months of 2013, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets. Any future reduction in the estimated fair value of the indefinite-lived tradenames that were impaired in the fourth quarter of 2012 would result in an impairment charge. The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and other intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, and strategic decisions made in response to economic and competitive conditions. While our cash flow projections used to assess impairment of our goodwill and other intangible assets are influenced by a number of variables, they are most significantly influenced by our projection for the recovery of the U.S. home products markets in the next 3 to 5 years. We evaluate our projection of the U.S. home products market periodically and in connection with our annual operating plans finalized in the fourth quarter of each year. The U.S. home products market is highly dependent on U.S. new home construction. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

7.	External Debt and Financing Arrangements

We have a $650 million committed revolving credit facility, as well as a $350 million term loan. In July 2013, these facilities were renewed under essentially the same terms and conditions, extending the maturity date from October 2016 to July 2018. The outstanding borrowings under the term loan were $350.0 million and $320.0 million as of September 30, 2013 and December 31, 2012, respectively. In connection with the modification of the term loan, we recorded a $0.3 million write-off of unamortized deferred loan costs in interest expense. There were no outstanding balances under the revolving credit facility as of September 30, 2013 and December 31, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. As of September 30, 2013, we were in compliance with all covenants under these facilities.

At September 30, 2013 and December 31, 2012, there were $5.6 million and $5.5 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million in aggregate, as of both September 30, 2013 and December 31, 2012. The weighted-average interest rates on these borrowings were 12.4% and 12.3% in the nine-month periods ended September 30, 2013 and 2012, respectively. The weighted-average interest rates on these borrowings were 12.5% in the three-month periods ended September 30, 2013 and 2012.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan, the Mexican peso and the Euro. The gross U.S. dollar equivalent notional amount of all of our foreign currency derivative hedges outstanding at September 30, 2013 was $167.1 million, representing a net receivable of $1.7 million. Based on foreign exchange rates as of September 30, 2013, we estimate that $1.3 million of pre-tax foreign currency derivative net gains included in other comprehensive income as of September 30, 2013 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2013 and December 31, 2012 were:

		Fair Value
(In millions)		September 30, 2013	December 31, 2012
Assets
Foreign exchange contracts	Other current assets	$1.9	$1.0
Commodity contracts	Other current assets	—	0.2

	Total assets	$1.9	$1.2
Liabilities
Foreign exchange contracts	Other current liabilities	$0.2	$0.8
Commodity contracts	Other current liabilities	0.1	0.1
Net investment hedges	Other current liabilities	0.4	—

	Total liabilities	$0.7	$0.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the nine and three months ended September 30, 2013 and 2012 were:

(In millions)	Gain (Loss) Recognized in Income in Nine Months Ended September 30,
Type of hedge	Location	2013	2012
Cash flow	Net sales	$—	$0.1
	Cost of products sold	2.3	0.5
Fair value	Other income (expense), net	1.3	(0.5)

Total		$3.6	$0.1

(In millions)	Gain (Loss) Recognized in Income in Three Months Ended September 30,
Type of hedge	Location	2013	2012
Cash flow	Cost of products sold	$0.9	$0.2
Fair value	Other income (expense), net	1.3	(1.1)

Total		$2.2	$(0.9)

In the nine months ended September 30, 2013 and 2012, for cash flow hedges that are effective, the amounts recognized in other comprehensive income were $3.3 million and $(1.3) million, respectively. In the three months ended September 30, 2013 and 2012, for cash flow hedges that are effective, the amounts recognized in other comprehensive income were $1.0 million and $(1.4) million, respectively. In the nine and three months ended September 30, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 were as follows:

	Fair Value
(In millions)	September 30, 2013	December 31, 2012
Assets
Derivative financial instruments (level 2)	$1.9	$1.2
Deferred compensation program assets (level 1)	3.3	3.6

Total assets	$5.2	$4.8
Liabilities
Derivative financial instruments (level 2)	$0.7	$0.9

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

The carrying value of the Company’s long-term debt as of September 30, 2013 and December 31, 2012 of $350.0 million and $320.0 million, respectively, approximated its fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are Level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the nine and three months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2013	2012	2013	2012
Service cost	$8.6	$9.1	$0.3	$0.3
Interest cost	22.5	23.0	1.3	3.1
Expected return on plan assets	(31.3)	(27.7)	—	—
Amortization of prior service costs (credits)	0.1	0.3	(21.5)	0.3
Recognition of actuarial losses	0.8	1.9	4.8	1.8
Curtailment and settlement losses	0.1	—	0.1	—

Net periodic benefit cost	$0.8	$6.6	$(15.0)	$5.5

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2013	2012	2013	2012
Service cost	$2.3	$1.6	$0.1	$0.1
Interest cost	7.5	7.7	0.3	1.0
Expected return on plan assets	(10.5)	(9.2)	—	—
Amortization of prior service costs (credits)	—	0.1	(5.7)	0.1
Recognition of actuarial losses (gains)	0.7	1.9	(0.5)	1.8
Curtailment and settlement losses	0.1	—	0.1	—

Net periodic benefit cost	$0.1	$2.1	$(5.7)	$3.0

In the fourth quarter of 2012 and first half of 2013, we amended certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plans of $29.8 million in the fourth quarter of 2012 and $34.8 million in the first nine months of 2013, and we recognized actuarial losses of $4.8 million in the first nine months of 2013 due to a decrease in the discount rate and a resulting lower threshold for loss recognition because of the reduced postretirement obligation. Liability reductions from these plan amendments are recorded as amortization of prior service credits in net income in accordance with accounting requirements. In addition, in the first quarter of 2013, we communicated to certain employees our decision to freeze an hourly pension plan by December 31, 2016. As a result, we remeasured our pension liability, updating our pension measurement assumptions, and recorded a $20.0 million reduction in the liability. The curtailment charge associated with this pension freeze was insignificant. See Note 17, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income. Due to higher interest rates and higher than expected returns on pension plan assets through September 30, 2013, we do not expect to make pension contributions in 2013.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 33.7% and 31.8%, respectively. The effective income tax rate in 2013 was unfavorably impacted by an investment impairment charge for which we could not record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the research and development credit under The American Taxpayer Relief Act of 2012, including the full-year credit attributable to 2012. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit and a decrease in the valuation allowance related to certain restructuring actions.

The effective income tax rates for the three months ended September 30, 2013 and 2012 were 33.4% and 32.3%, respectively. The effective income tax rate in 2012 was favorably impacted by a decrease in the valuation allowance related to certain restructuring actions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2.5 million to $3.5 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

On September 13, 2013, the Treasury Department and Internal Revenue Service issued the final tangible property repair regulations that are effective for years beginning on or after January 1, 2014. While we are still analyzing the final impact of these regulations on our 2013 financial statements, we do not expect the impact to be significant.

12.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
(In millions)	2013	2012
Reserve balance at January 1,	$14.3	$13.9
Provision for warranties issued	14.9	12.7
Settlements made (in cash or in kind)	(14.4)	(12.7)

Reserve balance at September 30,	$14.8	$13.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Information on Business Segments

Net sales and operating income for the nine months ended September 30, 2013 and 2012 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2013	2012	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$1,186.3	$987.1	20.2%
Plumbing & Accessories	969.6	804.2	20.6
Advanced Material Windows & Door Systems	481.7	431.4	11.7
Security & Storage	417.9	420.5	(0.6)

Net sales	$3,055.5	$2,643.2	15.6%

Operating Income
Kitchen & Bath Cabinetry	$63.8	$14.1	—%
Plumbing & Accessories	176.2	127.5	38.2
Advanced Material Windows & Door Systems	9.8	4.4	—
Security & Storage	68.1	54.2	25.6
Less: Corporate expenses	(56.2)	(46.0)	(22.2)

Operating income	$261.7	$154.2	69.7%

Corporate expenses
General and administrative expense	$(58.2)	$(44.9)
Defined benefit plan costs	2.0	(1.1)

Total Corporate expenses	$(56.2)	$(46.0)	(22.2)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended September 30, 2013 and 2012 by segment were as follows:

	Three Months Ended September 30,
(In millions)	2013	2012	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$448.6	$329.7	36.1%
Plumbing & Accessories	338.1	278.2	21.5
Advanced Material Windows & Door Systems	181.0	158.4	14.3
Security & Storage	157.4	142.8	10.2

Net sales	$1,125.1	$909.1	23.8%

Operating Income
Kitchen & Bath Cabinetry	$14.1	$1.5	—%
Plumbing & Accessories	65.9	48.5	35.9
Advanced Material Windows & Door Systems	8.5	9.2	(7.6)
Security & Storage	29.5	20.8	41.8
Less: Corporate expenses	(19.4)	(19.4)	—

Operating income	$98.6	$60.6	62.7%

Corporate expenses
General and administrative expense	$(21.9)	$(16.2)
Defined benefit plan costs	2.5	(3.2)

Total Corporate expenses	$(19.4)	$(19.4)	—%

14.	Other Expense (Income), Net

The components of other expense (income), net, were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2013	2012	2013	2012
Asset impairment charge	$6.2	$—	$—	$—
Other	(0.8)	(0.6)	(0.5)	(0.8)

Total other expense (income), net	$5.4	$(0.6)	$(0.5)	$(0.8)

In the second quarter of 2013, we recorded a $6.2 million impairment charge pertaining to a cost method investment due to an other-than-temporary decline in the fair value of the investment. As a result of the impairment, the carrying value of the investment was reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2013 and 2012 are shown below.

	Nine Months Ended September 30, 2013
(In millions)	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$1.9	$0.1	$2.0
Advanced Material Windows & Door Systems	0.8	—	0.8

Total	$2.7	$0.1	$2.8

	Nine Months Ended September 30, 2012
(In millions)	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$3.6	$10.0	$13.6
Advanced Material Windows & Door Systems	1.0	(3.5)	(2.5)
Security & Storage	(0.5)	—	(0.5)

Total	$4.1	$6.5	$10.6

	Three Months Ended September 30, 2013
(In millions)	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$1.4	$0.1	$1.5
Advanced Material Windows & Door Systems	0.1	—	0.1

Total	$1.5	$0.1	$1.6

	Three Months Ended September 30, 2012
(In millions)	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$2.6	$9.0	$11.6
Advanced Material Windows & Door Systems	0.5	(3.5)	(3.0)

Total	$3.1	$5.5	$8.6

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

In the third quarter of 2012, we initiated a restructuring action in the Kitchen & Bath Cabinetry segment to close our Martinsville, Virginia cabinet manufacturing facility to further enhance the efficiency and flexibility of our supply chains. As a result, we recorded restructuring and other charges of $12.1 million.

The Company’s restructuring liability was not material as of September 30, 2013 and December 31, 2012.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Net income attributable to Home & Security	$165.5	$100.3	$64.2	$40.0

Basic earnings per common share	$1.00	$0.63	$0.39	$0.25
Diluted earnings per common share	$0.97	$0.61	$0.37	$0.24

Basic average shares outstanding	165.2	159.8	166.0	161.2
Stock-based awards	5.9	5.3	5.6	5.8

Diluted average shares outstanding	171.1	165.1	171.6	167.0
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.8	0.8	0.7	0.4

17.	Accumulated Other Comprehensive Income

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$63.5	$0.2	$(33.1)	$30.6
Amounts classified into accumulated other comprehensive income	(3.9)	2.0	33.7 (a)	31.8
Amounts reclassified from accumulated other comprehensive income	—	(1.4)	(9.4)	(10.8)

Net current period other comprehensive income	(3.9)	0.6	24.3	21.0

Balance at September 30, 2013	$59.6	$0.8	$(8.8)	$51.6

(a)	See Note 10, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Accumulated Other Comprehensive Income (Continued)

The reclassifications out of accumulated other comprehensive income for the nine and three months ended September 30, 2013 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Comprehensive Income
	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2013
Gains (losses) on cash flow hedges
Foreign exchange contracts	$2.6	$1.1	Cost of products sold
Commodity contract	(0.3)	(0.2)	Cost of products sold

	2.3	0.9	Total before tax
	(0.9)	(0.5)	Tax expense

	$1.4	$0.4	Net of tax
Defined benefit plan items
Amortization of prior service cost	$21.4	$5.7	(a)
Recognition of actuarial losses	(5.6)	(0.2)	(a)
Curtailment and settlement losses	(0.2)	(0.2)	(a)

	15.6	5.3	Total before tax
	(6.2)	(2.2)	Tax expense

	$9.4	$3.1	Net of tax

Total reclassifications for the period	$10.8	$3.5	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 10, “Defined Benefit Plans,” for additional information.

18.	Contingencies

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Contingencies (Continued)

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security during the nine months ended September 30, 2013 and 2012. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and larger global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating and operating acquired businesses, (iv) our ability to remain innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements and (viii) changes in tax, environmental and federal and state laws and industry regulatory standards. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, which is hereby incorporated herein by reference. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

In June 2013, our Kitchen & Bath Cabinetry business acquired Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops, for a purchase price of approximately $302 million, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. The financial results of WoodCrafters are included in the Company’s results of operations and cash flows beginning in the third quarter of 2013. This acquisition greatly expands our offering of bathroom cabinetry products.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. During the first nine months of 2013, the U.S. home products market continued to grow with the expansion of both new home construction and repair and remodel activities. In the second and third quarters, we experienced strengthening in larger ticket repair and remodel activities which had been lagging the overall market. Larger ticket repair and remodel activities are particularly impactful to our cabinet and window products. We expect that the recovery in the U.S. market for our home products from the current low levels may be gradual and uneven. The recovery largely depends on consumer confidence, employment, home prices and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We remain focused on our initiatives designed to outperform our markets. We believe our strong brand positions across a diversified mix of channels, consumer-focused innovation, flexible and efficient supply chains, and excellent customer service position our business to perform well in the marketplace. We may be impacted by fluctuations in raw material and transportation costs and promotional activity among our competitors for big-ticket discretionary purchases such as kitchen cabinets may continue. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012

	Net Sales
(In millions)	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$1,186.3	$987.1	20.2%
Plumbing & Accessories	969.6	804.2	20.6
Advanced Material Windows & Door Systems	481.7	431.4	11.7
Security & Storage	417.9	420.5	(0.6)

Net sales	$3,055.5	$2,643.2	15.6%

	Operating Income
	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$63.8	$14.1	—%
Plumbing & Accessories	176.2	127.5	38.2
Advanced Material Windows & Door Systems	9.8	4.4	—
Security & Storage	68.1	54.2	25.6
Less: Corporate expenses	(56.2)	(46.0)	(22.2)

Operating income	$261.7	$154.2	69.7%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $412.3 million, or 16%. The increase was due to higher sales volume, primarily from improved U.S. market conditions for home products, as well as a benefit of approximately $60 million from the acquisition of WoodCrafters. Net sales also benefited from price increases that helped mitigate raw material and transportation cost increases.

Cost of products sold

Cost of products sold increased $216.7 million, or 12%, due to higher sales volume and the impact of the WoodCrafters acquisition, partially offset by the benefit of productivity improvements and $17.6 million of amortization of prior service credits related to defined benefit plan amendments that reduced health benefits for certain current and retired employees. Cost of products sold also benefited from the absence in 2013 of $9.7 million in charges for the 2012 restructuring action to close our Martinsville, Virginia cabinet manufacturing facility.

RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

Selling, general and administrative expenses increased $67.8 million, or 10%, due to higher volume-related expenses and planned increases in strategic spending to support growth initiatives that included approximately $15 million of higher advertising spending. Administrative expenses also increased approximately $4 million due to higher acquisition-related expenses associated with the acquisition of WoodCrafters and a non-recurring benefit in 2012 from the reduction of a contingent consideration liability.

Amortization of intangible assets

Amortization of intangible assets increased $0.5 million due to $1.5 million of amortization of identifiable intangible assets associated with the WoodCrafters acquisition, partially offset by an identifiable intangible asset that was fully amortized in the second quarter of 2012.

Restructuring charges

Restructuring charges of $2.7 million and $4.1 million in the nine months ended September 30, 2013 and 2012, respectively, related to supply chain initiatives.

Asset impairment charge

At the end of the third quarter, our Kitchen and Bath Cabinetry segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from the improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for our customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment, and will not materially impact current or future cash flow or future operating income.

Operating income

Operating income increased $107.5 million, or 70%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, as well as the acquisition of WoodCrafters. In addition, the following items had a significant impact on operating income:

			Increase/(decrease)
(In millions)	2013	2012	In operating income
Asset impairment charge	$21.2	$—	$(21.2)
Restructuring and other charges	2.8	10.6	7.8

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense decreased $1.1 million due to lower average external borrowings.

Other expense (income), net

Other expense (income), net, was expense of $5.4 million in the nine months ended September 30, 2013, compared to income of $0.6 million in the nine months ended September 30, 2012. The change of $6.0 million was primarily due to a second quarter 2013 impairment charge of $6.2 million pertaining to a cost method investment.

Income taxes

The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 33.7% and 31.8%, respectively. The effective income tax rate in 2013 was unfavorably impacted by an impairment charge of a cost method investment for which we could not presently record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the research and development credit under The American Taxpayer Relief Act of 2012, including the full-year credit attributable to 2012. The effective income tax rate in 2012 was favorably impacted by a discrete foreign income tax benefit and a decrease in the valuation allowance related to certain restructuring actions.

On September 13, 2013, the Treasury Department and Internal Revenue Service issued the final tangible property repair regulations that are effective for years beginning on or after January 1, 2014. While we are still analyzing the final impact of these regulations on our 2013 financial statements, we do not expect the impact to be significant.

Noncontrolling interests

Noncontrolling interest was $0.8 million in the nine months ended September 30, 2013 and 2012.

Net income attributable to Home & Security

Net income attributable to Home & Security was $165.5 million in the nine months ended September 30, 2013 compared to $100.3 million in the nine months ended September 30, 2012. The increase of $65.2 million was primarily due to higher operating income, partially offset by an increase in other expense (income), net, and the impact of the higher effective income tax rate.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $199.2 million, or 20%, due to higher sales volume, primarily from improved U.S. market conditions in both new construction and repair and remodel activity. Net sales also benefited from the acquisition of WoodCrafters (approximately $60 million) and price increases that helped mitigate raw material and transportation cost increases.

Operating income increased $49.7 million to $63.8 million due to higher sales volume. Operating income also benefited from price increases and productivity improvements, including cost savings from previously announced restructuring actions, as well as the impact of the acquisition of WoodCrafters. Restructuring and other charges decreased by $11.6 million due to the absence in 2013 of the 2012 restructuring action to close our Martinsville, Virginia cabinet manufacturing facility. Operating income was unfavorably impacted by an asset impairment charge of $21.2 million, as well as increased costs for raw materials (wood-related) and higher compensation expense.

At the end of the third quarter, the Kitchen and Bath Cabinetry segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for our customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment, and will not materially impact current or future cash flow or future operating income.

Plumbing & Accessories

Net sales increased $165.4 million, or 21%, due to higher sales volume in the U.S. driven primarily by higher new construction housing starts and improving repair and remodel market conditions, as well as approximately $33 million of higher international sales, primarily in China. Net sales also benefited from price increases that helped mitigate raw material cost increases.

Operating income increased $48.7 million, or 38%, due to higher sales volume. The impact of productivity improvements was offset by planned strategic investments to support long-term growth initiatives that included approximately $13 million of higher spending on advertising.

Advanced Material Windows & Door Systems

Net sales increased $50.3 million, or 12%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market. Net sales of door systems grew $34.7 million, or 14%. Net sales of window products increased $15.6 million, or 8%, due to improving conditions in the repair and remodel portion of the U.S. home products market.

Operating income increased $5.4 million to $9.8 million due to the benefit of higher sales, partially offset by the absence in 2013 of a 2012 $3.5 million gain on the disposition of property and $2.0 million of income attributable to a reduction of a contingent consideration liability related to an acquisition.

RESULTS OF OPERATIONS (Continued)

Security & Storage

Net sales decreased $2.6 million, or 1%. Net sales of security products increased $9.6 million, or 3%, due to new product introductions and higher U.S. retail and international sales. Net sales of storage products were down $12.2 million, or 10%, due to increased retailer-driven promotions in the first quarter of 2012 that did not recur in 2013.

Operating income increased $13.9 million, or 26%. Operating income increased approximately $11 million in aggregate due to lower employee benefit costs as a result of reductions in certain postretirement benefits in our storage product line, partially offset by an environmental charge and higher planned spending on security growth initiatives. Operating income was favorably impacted by higher net sales of security products. Operating income was unfavorably impacted by lower storage product sales volume.

Corporate

Corporate expenses increased $10.2 million primarily due to increased compensation-related costs, higher transaction expenses associated with the acquisition of WoodCrafters, and other administrative cost increases. Corporate expenses benefited from lower defined benefit costs ($5.0 million) primarily resulting from increased pension plan assets.

	Nine Months Ended September 30,
(In millions)	2013	2012
General and administrative expense	$(58.2)	$(44.9)
Defined benefit plan costs	7.6	2.6
Defined benefit plan recognition of actuarial losses	(5.6)	(3.7)

Total Corporate expenses	$(56.2)	$(46.0)

In future periods, we may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, we remeasure our defined benefit plan liabilities in the fourth quarter of each year. Remeasurements due to plan amendments and settlements may also occur in interim periods during the year. Remeasurement of these liabilities results from changes to discount rates and expected return on assets and may result in material income or expense recognition.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Net Sales
(In millions)	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$448.6	$329.7	36.1%
Plumbing & Accessories	338.1	278.2	21.5
Advanced Material Windows & Door Systems	181.0	158.4	14.3
Security & Storage	157.4	142.8	10.2

Net sales	$1,125.1	$909.1	23.8%

	Operating Income
	2013	2012	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$14.1	$1.5	—%
Plumbing & Accessories	65.9	48.5	35.9
Advanced Material Windows & Door Systems	8.5	9.2	(7.6)
Security & Storage	29.5	20.8	41.8
Less: Corporate expenses	(19.4)	(19.4)	—

Operating income	$98.6	$60.6	62.7%

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $216.0 million, or 24%. The increase was due to higher sales volume, primarily from improved U.S. market conditions for home products, which experienced strengthening in both new construction and repair and remodel activity. Net sales increased approximately $60 million due to the acquisition of WoodCrafters. Net sales also benefited from price increases that helped mitigate raw material and transportation cost increases.

Cost of products sold

Cost of products sold increased $133.4 million, or 22%, due to higher sales volume and the impact of the WoodCrafters acquisition, partially offset by the benefit of productivity improvements and $4.0 million of amortization of prior service credits related to defined benefit plan amendments that reduced health benefits for certain current and retired employees. Cost of products sold also benefited from the absence in 2013 of $9.7 million in charges for the 2012 restructuring action to close our Martinsville, Virginia cabinet manufacturing facility.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $23.4 million, or 10%, due to higher volume-related expenses and planned increases in strategic spending to support growth initiatives that included approximately $3 million of higher advertising spending. Administrative expenses also increased due to higher compensation-related costs.

Amortization of intangible assets

Amortization of intangible assets increased $1.6 million due to the acquisition of WoodCrafters.

RESULTS OF OPERATIONS (Continued)

Restructuring charges

Restructuring charges of $1.5 million and $3.1 million in the three months ended September 30, 2013 and 2012, respectively, related to supply chain initiatives.

Asset impairment charge

At the end of the third quarter, our Kitchen and Bath Cabinetry segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for our customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment, and will not materially impact current or future cash flow or future operating income.

Operating income

Operating income increased $38.0 million, or 63%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, as well as the acquisition of WoodCrafters. In addition, the following items had a significant impact on operating income:

			Increase/(decrease)
(In millions)	2013	2012	In operating income
Asset impairment charge	$21.2	$—	$(21.2)
Restructuring and other charges	1.6	8.6	7.0

Interest expense

Interest expense increased $0.1 million primarily due to the write-off of unamortized deferred loan costs.

Other expense (income), net

Other expense (income), net, was income of $0.5 million in the three months ended September 30, 2013, compared to $0.8 million in the three months ended September 30, 2012.

Income taxes

The effective income tax rates for the three months ended September 30, 2013 and 2012 were 33.4% and 32.3%, respectively. The effective income tax rate in 2012 was favorably impacted by a decrease in the valuation allowance related to certain restructuring actions.

Noncontrolling interests

Noncontrolling interest was $0.4 million and $0.2 million in the three months ended September 30, 2013 and 2012, respectively.

Net income attributable to Home & Security

Net income attributable to Home & Security was $64.2 million in the three months ended September 30, 2013 compared to $40.0 million in the three months ended September 30, 2012. The increase of $24.2 million was primarily due to higher operating income, partially offset by the impact of the higher effective income tax rate.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $118.9 million, or 36%, due to higher sales volume, primarily due to improved U.S. market conditions, particularly for repair and remodel activity. Net sales also benefited from the acquisition of WoodCrafters (approximately $60 million) and price increases that helped mitigate raw material and transportation cost increases.

Operating income increased $12.6 million to $14.1 million due to higher sales volume. Operating income also benefited from price increases and productivity improvements, as well as the acquisition of WoodCrafters. Restructuring and other charges decreased by $10.1 million predominantly due to the absence in 2013 of the 2012 restructuring action to close our Martinsville, Virginia cabinet manufacturing facility. Operating income was unfavorably impacted by an asset impairment charge of $21.2 million, as well as higher compensation expense and increased costs for raw materials (wood-related).

Plumbing & Accessories

Net sales increased $59.9 million, or 22%, due to higher sales volume in the U.S. driven primarily by higher new construction housing starts and improving repair and remodel market conditions, as well as approximately $13 million of higher international sales, primarily in China.

Operating income increased $17.4 million, or 36%, due to higher sales volume. Operating income also benefited from the impact of productivity improvements.

Advanced Material Windows & Door Systems

Net sales increased $22.6 million, or 14%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market. Net sales of door systems grew $12.2 million, or 14%, while net sales of window products increased $10.4 million, or 15%, due to improving conditions in the repair and remodel portion of the U.S. home products market.

Operating income decreased $0.7 million, or 8%, due to absence in 2013 of a $3.5 million gain in 2012 on the disposition of property. Operating income benefited from higher sales.

RESULTS OF OPERATIONS (Continued)

Security & Storage

Net sales increased $14.6 million, or 10%. Net sales of security products increased $7.5 million, or 7%, due to new product introductions and higher U.S. retail and global safety sales volume. Net sales of storage products increased $7.1 million, or 21%, due to new product introductions and the timing of retail shipments to support promotional holiday volume.

Operating income increased $8.7 million, or 42%. More than half of the operating income growth was attributable to higher sales with the remainder due to lower employee benefit costs as a result of reductions in certain postretirement benefits in our storage product line.

Corporate

Corporate expenses were flat. Lower actuarial losses recognized in the quarter primarily related to the true-up of defined benefit plan demographic data ($3.5 million) and lower defined benefit costs ($2.2 million) resulting from gains in our pension plan assets, were offset by higher compensation-related costs and other administrative costs.

	Three Months Ended September 30,
(In millions)	2013	2012
General and administrative expense	$(21.9)	$(16.2)
Defined benefit plan costs	2.7	0.5
Defined benefit plan recognition of actuarial losses	(0.2)	(3.7)

Total Corporate expenses	$(19.4)	$(19.4)

In future periods, we may record in the Corporate segment material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, we remeasure our defined benefit plan liabilities in the fourth quarter of each year. Remeasurements due to plan amendments and settlements may also occur in interim periods during the year. Remeasurement of these liabilities results from changes to discount rates and expected return on assets and may result in material income or expense recognition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures, service indebtedness and pay dividends to stockholders, as well as to repurchase shares of our common stock and finance acquisitions, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security.

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of approximately $302 million, subject to certain post-closing adjustments. The Company paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the three years ending July 25, 2015. In the first nine months of 2013, we repurchased 1,201,118 shares of our outstanding common stock under the share repurchase program for $42.7 million. As of September 30, 2013, the Company’s total remaining share repurchase authorization was $98,131,405. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

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

On September 30, 2013, we had cash and cash equivalents of $157.0 million, of which $110.5 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

We have a $650 million committed revolving credit facility, as well as a $350 million term loan. In July 2013, these facilities were renewed under essentially the same terms and conditions, extending the maturity date from October 2016 to July 2018. The outstanding borrowings under the term loan were $ 350.0 million and $320.0 million as of September 30, 2013 and December 31, 2012, respectively. There were no outstanding balances under the revolving credit facility as of September 30, 2013 and December 31, 2012. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At September 30, 2013, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2013 and 2012.

(In millions)	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$166.2	$119.4
Net cash used in investing activities	(355.3)	(38.4)
Net cash provided by financing activities	9.8	11.2
Effect of foreign exchange rate changes on cash	0.3	3.1

Net (decrease) increase in cash and cash equivalents	$(179.0)	$95.3

Net cash provided by operating activities was $166.2 million in the nine months ended September 30, 2013 compared to $119.4 million in the nine months ended September 30, 2012. The increase in cash provided of $46.8 million was primarily due to higher net income of $65.2 million, partially offset by an increase in working capital to support increased sales.

Net cash used in investing activities was $355.3 million in the nine months ended September 30, 2013 compared to $38.4 million in the nine months ended September 30, 2012. The increase in cash used of $316.9 million was primarily due to the acquisition of WoodCrafters.

Net cash provided by financing activities decreased $1.4 million to $9.8 million in the nine months ended September 30, 2013 due to less cash received from 2013 stock option exercises ($39.3 million), dividends paid ($33.2 million) and higher stock repurchases in 2013 compared to 2012 ($40.9 million). The decreases were partially offset by the favorable impact of net borrowings of $96.9 million ($30.9 million in net borrowings in 2013 compared to net debt repayments of $66.0 million in 2012), as well as the tax benefit of stock option exercises ($10.6 million).

Customer Credit Risk

We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $517.7 million and $381.7 million as of September 30, 2013 and December 31, 2012, respectively, and are recorded at their stated amount less allowances for discounts, doubtful accounts and returns. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. In accordance with our policy, our allowance for doubtful accounts was $8.1 million and $9.0 million as of September 30, 2013 and December 31, 2012, respectively. The conditions in the global economy and credit markets may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that the Company could experience higher levels of customer defaults and bad debt expense in future periods.

Counterparty Risk

The counterparties to our foreign currency and commodity derivative contracts are major financial institutions. Although our theoretical risk is the replacement cost at the then estimated fair value of these instruments, we believe that the risk of incurring losses is unlikely and that the losses, if any, would be immaterial to our results of operations, cash flows and financial condition. The fair value of our derivative assets at September 30, 2013 and December 31, 2012 was $1.9 million and $1.2 million, respectively. The estimated fair value of our derivative contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2012, the fair value of our total pension plan assets was $536.8 million, representing 76% of the accumulated benefit obligation liability. Due to higher interest rates and higher than expected returns on pension plan assets through September 30, 2013, we do not expect to make pension contributions in 2013. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2013:

Three Months Ended September 30, 2013	Total number of shares purchased (a)(b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	—	$—	—	$127,731,585
August 1 – August 31	459,800	36.94	459,800	110,746,149
September 1 – September 30	342,292	36.90	341,818	98,131,405

Total	802,092	$36.93	801,618

(a)	The Company purchased 801,618 shares between August 1, 2013 and September 30, 2013 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on July 25, 2012 and publicly announced through the filing of a Current Report on Form 8-K on July 26, 2012. The share repurchase program authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock from July 25, 2012 to July 25, 2015.
(b)	The Company purchased 474 shares between September 1, 2013 and September 30, 2013 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Amendment no. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: November 1, 2013	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Amendment no. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.