Form 10-K
period 2013-12-31
Fortune Brands Home & Security, Inc.
filed 2014-02-26
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 1-35166

Fortune Brands Home & Security, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1411546
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Lake Cook Road, Deerfield, IL 60015-5611

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

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

Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2013 (the last day of our most recent second quarter) was $6,395,146,591. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 7, 2014, was 165,663,884.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2014 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2014 Proxy Statement”) is incorporated by reference into Part III  hereof.

Form 10-K Table of Contents

PART I

Item 1.  Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance and other matters. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the Securities and Exchange Commission (the “SEC”) or, with respect to any documents incorporated by reference, available at the time such document was prepared or filed with the SEC. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the section below entitled “Risk Factors.” Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Home & Security,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries, after giving effect to the spin-off of Home & Security from Fortune Brands, Inc. and (ii) “Former Parent” refer to Fortune Brands, Inc.

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our categories. With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. Our performance over the past two years demonstrates the strength of our operating model and our ability to generate profitable growth as volume returns and we leverage our competitive advantages to gain share in our categories.

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

Continue to develop innovative products for customers, designers, installers and consumers.    Sustained investments in consumer-driven product innovation and customer service, along with our lower cost structures, have contributed to our success in winning significant new business in the marketplace and creating consumer demand. MasterBrand Cabinets launched innovative new door designs, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price. MasterBrand Cabinets launched a new award-winning website that enables homeowners to navigate their cabinet purchase in one convenient place. We have emerged as an industry leader in promoting energy efficiency and “green” products. Moen offers an extensive line of eco-friendly faucets and showerheads that carry the EPA’s WaterSense designation. Moen’s track record of continued innovation includes offerings such as finishes that incorporate Microban anti-microbial protection, market-leading Spot Resist finish and our touchless Motionsense electronic faucet. Therma-Tru and Simonton have leveraged advanced materials to deliver products that combine aesthetic beauty and energy efficiency. Therma-Tru has introduced the Classic Craft Canvas Collection line of smooth fiberglass doors, as well as the new Pulse line of modern style entry doors. Simonton’s Asure windows feature a narrow frame design that provides expansive views and more natural light. Master Lock has long been an innovative leader in security products, such as the easy-to-use Dial Speed combination padlocks, and has continued to grow by entering adjacent security categories such as life safety and commercial electronic access control solutions designed to secure high value sites such as cellular telephone towers and other facilities.

Expand in international markets.    We have opportunities to expand sales by further penetrating international markets, which represented approximately 16% of net sales in 2013. Moen has continued to expand in China. Kitchen Craft is a leading cabinetry brand in Canada. Master Lock has continued to expand its presence in Europe, while Therma-Tru has made inroads in Canada as consumers transition from traditional entry door materials to more advanced and energy-efficient fiberglass doors.

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

Enhance returns and deploy our cash flow to high-return opportunities.    We believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions and return cash to shareholders through a combination of dividends and repurchases of shares of our common stock under our share repurchase programs. Both add-on acquisitions and share repurchase opportunities may be particularly attractive in the next few years. In June 2013, our Kitchen & Bath Cabinetry business acquired Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops. In addition, in the second quarter of 2013, our Board of Directors declared our first dividend since becoming a publicly-traded company in October 2011, declaring a regular quarterly cash dividend of $0.10 per share of our common stock. In December 2013, our Board of Directors increased the quarterly cash dividend by 20% to $0.12 per share of our common stock.

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

Strategic focus on attractive consumer-facing categories.    We believe we operate in categories that, while very competitive, are among the more attractive categories in the home products and security products markets. Some of the key characteristics that make these categories attractive in our view include the following:

>	product quality, innovation, fashion, finish, durability and functionality, which are key determinants of product selection in addition to price;

>	established brands, which are meaningful to both consumers and trade customers;

>	the opportunity to add value to a complex consumer purchasing decision with excellent service propositions, reliability of products, ease of installation and superior delivery lead times;

>	the value our products add to a home, particularly with kitchen and bath remodeling and additions, the curb appeal offered by stylish entry door systems and the potential energy efficiency benefits of advanced materials windows and doors;

>	favorable long-term trends that benefit the outlook for our markets over time;

>	the relatively stable demand for plumbing and security products; and

>	the opportunity to expand into adjacent categories.

Operational excellence.    During the housing downturn, we reduced the number of our manufacturing facilities and employees and we restructured our supply chains, while maintaining substantial supply chain flexibility and brand investment. As a result, we believe we have positioned the Company well to absorb additional volume and drive strong growth in sales, profits and cash flows as the U.S. housing market continues to recover and demand improves. We believe our investments in lean manufacturing and productivity initiatives have resulted in supply chain flexibility and the ability to cost-effectively add capacity in order to match demand levels. In addition, our supply chains and lower cost structures are creating favorable operating leverage as volumes grow without sacrificing customer service levels or lead times. We believe that margin improvement will continue to be driven predominantly by organic volume growth that can be readily accommodated by additional production shifts and equipment as necessary. In 2014, we plan to begin to invest in incremental capacity to support long-term growth potential.

Commitment to innovation.    The Company has a long track record of successful product and process innovations that introduce valued new products and services to our customers and consumers. The Company is committed to continuing its investments in new product development and enhancing customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix.    We sell in a variety of product categories in the U.S. home and security products market. In addition, our exposure to changing levels of U.S. residential new home construction activity is counteracted by repair-and-remodel activity, which comprises a substantial majority of the overall U.S. home products market and about two-thirds of our U.S. home products sales. We also benefit from a stable market for plumbing and security products and international sales growth opportunities.

Diverse sales channels.    We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage existing sales channels to expand into adjacent product categories. In 2013, sales to our top ten customers represented less than half of total sales.

Decentralized business model.    Our business segments are focused on distinct product categories and are responsible for their own performance. This structure enables each of our segments to independently best position itself within each category in which it competes and reinforces strong accountability for operational and financial performance. Each of our segments focus on its unique set of consumers, customers, competitors and suppliers, while also sharing best practices.

Strong capital structure.    We exited 2013 with a strong balance sheet, even as we completed the approximately $302 million acquisition of WoodCrafters, repurchased $52.1 million of our shares and initiated a quarterly dividend during the year. As of December 31, 2013, we had $241.4 million of cash and cash equivalents and total debt was $356.0 million, resulting in a net debt position of $114.6 million. In addition, we had $650 million available under our credit facilities.

Business Segments

We have four business segments: Kitchen & Bath Cabinetry, Plumbing & Accessories, Advanced Material Windows & Door Systems, and Security & Storage. The following table shows net sales for each of these segments, including key brands within each segment:

Segment	2013 Net Sales (in millions)	Percentage of Total 2013 Net Sales	Key Brands
Kitchen & Bath Cabinetry	$1,642	39%	Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Schrock, Homecrest, Decorá, Diamond, Kemper, Thomasville(a), Martha Stewart Living(a)

Plumbing & Accessories	1,287	31%	Moen, Cleveland Faucet Group (CFG)

Advanced Material Windows & Door Systems	658	16%	Therma-Tru, Simonton, Fypon

Security & Storage	570	14%	Master Lock, American Lock, Waterloo
Total	$4,157	100%

(a)	Thomasville is a registered trademark of Hhg Global Designs LLC and Martha Stewart Living is a registered trademark of Martha Stewart Living Omnimedia, Inc.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 16% of 2013 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 10% of the Company’s net sales in 2013. Sales to all U.S. home centers in the aggregate were approximately 29% of net sales in 2013.

Kitchen & Bath Cabinetry.    Our Kitchen & Bath Cabinetry segment manufactures custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home. This segment sells a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Schrock, Homecrest, Decorá, Diamond, Kemper, Thomasville and Martha Stewart Living. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. Sales to The Home Depot and Lowe’s comprised approximately 37% of net sales of the Kitchen & Bath Cabinetry segment in 2013. This segment’s competitors include Masco and American Woodmark, as well as a large number of smaller suppliers.

Plumbing & Accessories.    Our Plumbing & Accessories segment manufactures or assembles and sells faucets, accessories and kitchen sinks in North America and China, predominantly under the Moen brand. Although this segment sells Plumbing & Accessories products principally in the U.S. and Canada, this segment also sells in China, Mexico, Southeast Asia and South America. Approximately 26% of 2013 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. Sales to The Home Depot and Lowe’s comprised approximately 26% of net sales of the Plumbing & Accessories segment in 2013. This segment’s chief competitors include Delta (owned by Masco), Kohler, Pfister (owned by Spectrum Brands), American Standard (owned by LIXIL Group) and imported private-label brands.

Advanced Material Windows & Door Systems.    Our Advanced Material Windows & Door Systems segment manufactures and sells fiberglass and steel entry door systems, vinyl-framed window and patio doors, and urethane millwork product lines. This segment benefits from the long-term trend away from traditional materials, such as wood, steel and aluminum, toward more energy-efficient and durable synthetic materials. Therma-Tru products include fiberglass and steel residential entry door and patio door systems, primarily for sale in the U.S. and Canada. Simonton Windows is a leading national brand of vinyl-framed windows and patio doors. Simonton products are mainly manufactured and sold in the U.S. This segment’s principal customers are home centers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. Sales to The Home Depot and Lowe’s comprised approximately 15% of net sales of the Advanced Material Windows & Door Systems segment in 2013. This segment’s competitors include Masonite, JELD-WEN, Plastpro, Silverline (owned by Andersen Windows), Pella, Atrium and Milgard (owned by Masco).

Security & Storage.    Our Security & Storage segment consists of locks, safety and security devices, and electronic security products manufactured, sourced and distributed by Master Lock and tool storage and garage organization products manufactured by Waterloo. This segment sells products principally in the U.S., Canada, Europe, Central America and Australia. Approximately 22% of 2013 net sales were to international markets. Master Lock manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices. Master Lock sells products designed for consumer use to hardware and other retail outlets, wholesale distributors and home centers, and Master Lock sells lock systems to locksmiths, industrial and institutional users, and original equipment manufacturers. Sales to The Home Depot and Lowe’s comprised approximately 16% of the net sales of the Security & Storage segment in 2013. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset (owned by Spectrum Brands), Schlage (owned by Allegion), Assa Abloy and various imports.

Waterloo manufactures tool storage and garage organization products, principally high-quality steel toolboxes, tool chests, workbenches and related products. Waterloo primarily sells to Sears retail stores for resale under the Craftsman brand owned by Sears Brands, LLC. In addition, Waterloo sells under the Waterloo and private-label brand names to specialty industrial and automotive dealers, mass merchandisers, home centers and hardware stores. Waterloo competes with Asian importers, Homak, Stanley Black & Decker, Snap-On, Kennedy, Stack-On and others in the metal storage category and with Stanley Black & Decker, Keter, Newell Rubbermaid and others in the plastic hand box category.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2013	2012	2011
Kitchen & Bath Cabinetry	$1,642.2	$1,326.6	$1,256.3
Plumbing & Accessories	1,287.0	1,100.7	962.8
Advanced Material Windows & Door Systems	657.8	587.2	552.9
Security & Storage	570.4	576.6	556.6
Total	$4,157.4	$3,591.1	$3,328.6

For additional financial information for each of our business segments, refer to Note 18, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Segment	Raw Materials
Kitchen & Bath Cabinetry	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing & Accessories	Brass, zinc, copper, resins and stainless steel
Advanced Material Windows & Door Systems	Glass, resins and steel
Security & Storage	Rolled steel and brass

Intellectual property.    Product innovation and branding are important to the success of our business. In addition to the brand protection offered by our trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. We hold U.S. and foreign patents covering various features used in products sold within all of our business segments. Although each of our segments relies on a number of patents and patent groups that, in the aggregate, provide important protections to the Company, no single patent or patent group is material to any of the Company’s segments.

Employees.    As of December 31, 2013, we had approximately 19,500 full-time employees. Approximately 19% of these employees are covered by collective bargaining agreements, approximately half of which are subject to agreements that will expire within one year. Employee relations are generally good.

Information about geographic areas.    For additional information, refer to Note 18, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Seasonality.    All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair-and-remodel activity and security and storage buying are lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters.    We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2013, eight such instances have not been dismissed, settled or otherwise resolved. In the calendar year 2013, we were identified as a PRP in one new instance, which we settled in 2013. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2013 and 2012, we had accruals of $5.6 million and $6.8 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

Legal structure.    Fortune Brands Home & Security, Inc. is a holding company that was organized as a Delaware corporation in 1988. Wholly-owned subsidiaries of the Company include MasterBrand Cabinets, Inc., Moen Incorporated, Fortune Brands Windows & Doors, Inc. and Fortune Brands Storage & Security LLC. As a holding company, Home & Security is a legal entity separate and distinct from our subsidiaries. Accordingly, the rights of the Company, and thus the rights of our creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

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

Item 1A.    Risk Factors.

Risks Relating to Our Business

Our business primarily relies on North American home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. The new home construction market, which is generally cyclical in nature, is recovering from a major downturn that was marked by substantial declines in the demand for new homes and a reduction in the availability of financing for homebuyers. While improving, the new home construction market remains below historical levels.

Although we continue to believe that the long-term outlook for the home products markets is favorable, we cannot predict the timing, strength, or shape of a recovery. A continued recovery will largely be dependent upon improving employment levels, stable or rising home prices, increased levels of consumer confidence, mortgage rates, and stable credit markets. Reduced levels of consumer spending on home improvements and new home construction may adversely affect our results of operations, cash flows and financial condition.

Consumers may have been adversely impacted long-term by the global economic recession, negatively impacting our results of operations, cash flows and financial condition.

Stable economic conditions, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own results of operations, cash flows and financial condition. While the major economic disruptions of the 2008-2009 recession have largely subsided, significant economic and consumer challenges remain, including higher unemployment, record budget deficits and levels of government debt, significant uncertainties regarding spending cuts, tax increases and the U.S. federal debt ceiling, and tight credit markets. As a result, consumers may reduce discretionary spending or may prefer lower-priced value-oriented products even as demand recovers. In addition, consumer price consciousness may intensify resulting in the delay or decrease in home ownership and household formation, as well as cause a shift in demand to smaller, less expensive homes. These factors may adversely impact our results of operations, cash flows and financial condition.

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

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We strive to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

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

Risks associated with strategic acquisitions could adversely affect our results of operations, cash flows and financial condition.

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

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Canada, China, Europe and Mexico. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. Risks inherent to international operations include: potentially adverse tax laws, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from China where we have experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations pertaining to health and safety (including protection of employees as well as consumers) and environmental concerns continue to emerge domestically, as well as internationally. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with these regulations (such as the restrictions on lead content in plumbing products and on volatile organic compounds and formaldehyde emissions that are applicable to many of our businesses) may require us to alter our manufacturing and installation processes and our sourcing. Such actions could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

The inability to secure and protect our intellectual property rights could negatively impact revenues and brand reputation.

We have many patents, trademarks, brand names and trade names that are important to our business. Unauthorized use of these intellectual property rights may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our brands and trademark rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third party intellectual property rights will ensure that Company’s ability to manufacture, distribute, market or sell in any given country or territory. Furthermore, others may assert intellectual property infringement claims against us or our customers.

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

Our pension costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions.

Increases in the costs of pension benefits may continue and negatively affect our business as a result of: the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes to our investment strategy that may impact our expected return on pension plan assets assumption. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses and amortization of liability savings, particularly those due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

Risks associated with the disruption of operations could adversely affect our results of operations, cash flows and financial condition.

We manufacture a significant portion of the products we sell. Any prolonged disruption in our operations, whether due to technical or labor difficulties, lack of raw material or component availability, startup inefficiencies for new operations, disputes with strategic joint venture partners, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC requires companies to disclose the use of certain minerals, known as ‘conflict minerals’, in their products. Companies that are subject to the rules must perform supply chain diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Assuming the rules remain effective, these new requirements will require on-going due diligence efforts, and annual disclosure requirements beginning in May 2014. There may be significant costs associated with complying with these disclosure requirements, including identifying the sources of any ‘conflict minerals’ that may be used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate, the resolution of unrecognized tax benefits and cash tax payments.

Our businesses are subject to income taxation in the U.S., as well as internationally. Due to the high U.S. federal budget deficit, it is possible that future income tax legislation may be enacted that could have a material adverse impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In particular, the Security & Storage business is increasingly utilizing digital elements that allow third parties to use and store personally identifiable information and other information pertaining to their customers and their employees and businesses through online services operated by Master Lock. Such information may include names, passwords, addresses, phone numbers, access to facilities, email addresses, contact preferences, tax identification numbers and payment account information. We devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. In the event of a breach, we would be exposed to a risk of loss or litigation and possible liability, which could have an adverse effect on our business, results of operations, cash flows, and financial condition.

We are subject to credit risk on our accounts receivable.

Our outstanding trade receivables are generally not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade and non-trade receivables, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, which could have an adverse effect on our results of operations, cash flows and financial condition. In addition, it is possible that weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods than is contemplated by our current allowances for doubtful accounts.

There can be no assurance that we will have access to the capital markets on terms acceptable to us.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (i) our financial performance, (ii) our credit ratings or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the state of the economy, including the U.S. housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us. In addition, a prolonged global economic downturn may also adversely impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially adversely impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

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

Although we established a dividend program in 2013, we cannot provide assurance that we will declare or pay such dividends in the future at the same rate or at all. All decisions regarding our payment of dividends will be made by our Board of Directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for stockholders to receive a gain on their investment. This appreciation may not occur. Further, stockholders may have to sell some or all of their shares of our common stock in order to generate cash flow from their investment.

Risks Relating to the Separation

We must abide by certain restrictions to preserve the tax treatment of the distribution of our common stock by our Former Parent and we must indemnify our Former Parent for taxes resulting from certain actions if they were to cause the Distribution (as defined below) to fail to qualify as a tax-free transaction.

Our Former Parent has received a ruling from the Internal Revenue Service (the “IRS”) that, based on certain representations and qualifications, the distribution of all the shares of our common stock owned by our Former Parent to stockholders of our Former Parent as of September 20, 2011 (the “Distribution”) was tax-free to our Former Parent’s stockholders for U.S. federal income tax purposes (except for cash received in lieu of fractional shares of our stock). These representations include satisfaction of certain requirements that must be met in order for the distribution to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”), and state law. In addition to obtaining the private letter ruling, our Former Parent has received an opinion from a law firm confirming the tax-free status of the Distribution for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 355 of the Code not specifically addressed in the IRS private letter ruling. Notwithstanding the private letter ruling and the opinion, the IRS could determine on audit that the Distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution. Under the terms of the Tax Allocation Agreement we entered into in connection with the Distribution, in the event that the Distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the Distribution by us, any of our affiliates or our stockholders, we would be responsible for all taxes imposed on our Former Parent as a result thereof. Such tax amounts could be significant.

Our historical financial information for periods prior to the Separation is not necessarily representative of the results we would have achieved as an independent, publicly-traded company.

The historical financial information we have included in this Annual Report on Form 10-K for periods prior to the Separation may not reflect what our results of operations, financial position and cash flows would have been had we been an independent, publicly-traded company during the periods presented before the Separation.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 30 U.S. manufacturing facilities in 14 states and have 12 in international locations (7 in Mexico, 3 in Asia and 2 in Canada). In addition, we have 24 distribution centers and warehouses worldwide, of which 22 are leased. The following table provides additional information with respect to these properties.

	Manufacturing Facilities			Distribution Centers and Warehouses
Segment	Owned	Leased	Total	Owned	Leased	Total
Kitchen & Bath Cabinetry	16	5	21	1	3	4
Plumbing & Accessories	3	2	5	1	7	8
Advanced Material Windows & Door Systems	9	3	12	—	4	4
Security & Storage	4	—	4	—	8	8
Totals	32	10	42	2	22	24

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	50	Chief Executive Officer
E. Lee Wyatt, Jr.	61	Senior Vice President and Chief Financial Officer
Terrence P. Horan	49	President and Chief Executive Officer, Fortune Brands Storage & Security LLC
David B. Lingafelter	49	President, Moen Incorporated
David M. Randich	52	President, MasterBrand Cabinets, Inc.
Mark Savan	49	President, Fortune Brands Windows & Doors, Inc.
Robert K. Biggart	59	Senior Vice President — General Counsel and Secretary
Charles E. Elias, Jr.	49	Senior Vice President — Strategy and Corporate Development
Elizabeth R. Lane	47	Senior Vice President — Human Resources
Edward A. Wiertel	44	Senior Vice President — Finance

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

E. Lee Wyatt, Jr. has served as Senior Vice President and Chief Financial Officer of Home & Security since July 2011. Mr. Wyatt served as Executive Vice President, Chief Financial Officer of Hanesbrands Inc., a global consumer goods company, from September 2006 to June 2011.

Terrence P. Horan has served as President and Chief Executive Officer of Fortune Brands Storage & Security LLC, a subsidiary of Home & Security, since July 2013. From April 2005 through January 2013, Mr. Horan worked at Robert Bosch Tool Corporation, a power and tool accessory manufacturer, where he served as President of Rotary Tools from April 2005 to March 2011 and served as President and CEO- North American Operations from March 2011 to June 2013.

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

Robert K. Biggart has served as Senior Vice President, General Counsel and Corporate Secretary of Home & Security since December 2013. From March 2005 through December 2013, Mr. Biggart served as Senior Vice President — General Counsel of PepsiCo Americas Beverages, a business division of PepsiCo, Inc., a global food and beverage company.

Charles E. Elias, Jr. has served as Senior Vice President — Strategy and Corporate Development of Home & Security since January 2013. From August 2011 through November 2012, Mr. Elias served as Senior Vice President- Retail Operations of Supervalu Inc., a grocery and pharmacy company. From August 2010 through August 2011, Mr. Elias served as Senior Vice President Strategic Planning and Business Transformation of Supervalu Inc. From January 2010 to August 2010, Mr. Elias served as Group Vice President — Strategic Planning of Supervalu Inc. From January 2007 through January 2010, Mr. Elias served as Managing Director, Portfolio Operations of Ridgeview Capital LLC, an investment banking firm.

Elizabeth R. Lane has served as Senior Vice President — Human Resources of Home & Security since October 2011. Ms. Lane served as Vice President — Human Resources of Fortune Brands, Inc. from January 2009 to September 2011.

Edward A. Wiertel has served as Senior Vice President — Finance for Home & Security since October 2011. Mr. Wiertel served as Vice President and Corporate Controller of Fortune Brands, Inc. from April 2007 to September 2011.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FBHS”. The following table presents the high and low prices for our common stock as reported on the NYSE.

	2013		2012
	High	Low	High	Low
First Quarter	$38.16	$29.91	$22.32	$16.72
Second Quarter	44.04	33.20	24.11	19.27
Third Quarter	43.69	35.80	29.12	20.20
Fourth Quarter	46.08	37.75	30.50	26.32

In the second quarter of 2013, our Board of Directors declared our first dividend since becoming a publicly-traded company in October 2011, declaring a regular quarterly cash dividend of $0.10 per share of our common stock. In December 2013, our Board of Directors increased the quarterly cash dividend by 20% to $0.12 per share of our common stock. We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Item 1A. Risk Factors.”

On February 7, 2014, there were 14,056 record holders of the Company’s common stock, par value $0.01 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the three years ending July 25, 2015. On February 25, 2014, our Board of Directors approved a second repurchase program that authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock over the two years ending February 25, 2016. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2013:

Three Months Ended December 31, 2013	Total number of shares purchased(a)(b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	—	$—	—	$98,131,405
November 1 – November 30	—	—	—	98,131,405
December 1 – December 31	209,053	43.27	207,000	89,171,858
Total	209,053	$43.27	207,000	—

(a)

The Company purchased 207,000 shares between December 1, 2013 and December 31, 2013 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on July 25, 2012 and publicly announced through the filing of a Current Report on Form 8-K on July 26, 2012. The share repurchase program authorizes the Company to repurchase up to $150,000,000 of shares of our outstanding common stock from July 25, 2012 to July 25, 2015.

(b)

The Company purchased 2,053 shares between December 1, 2013 and December 31, 2013 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Stock Performance

The above graph compares the relative performance of our common stock, the S&P Midcap 400 Index and a Peer Group Index. This graph covers the period from September 16, 2011 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2013. This graph assumes $100 was invested in the stock or the index on September 16, 2011 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

Calculation of Peer Group Index

The weighted-average total return of the entire Peer Group, for the period of September 16, 2011 (the first day of “when-issued” trading on the NYSE of Fortune Brands Home & Security, Inc. common stock) through December 31, 2013, is calculated in the following manner:

(1)	the total return of each Peer Group member is calculated by dividing the change in market value of a share of its common stock during the period, assuming reinvestment of any dividends, by the value of a share of its common stock at the beginning of the period; and

(2)	each Peer Group member’s total return is then weighted within the index based on its market capitalization as of December 31, 2010 (due to the fact that accurate market capitalization data is not available as of September 16, 2011, the date of the beginning of the period), relative to the market capitalization of the entire index, and the sum of such weighted returns results in a weighted-average total return for the entire Peer Group Index.

Item 6. Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,

(In millions, except per share amounts)	2013	2012	2011	2010	2009
Income statement data
Net sales	$4,157.4	$3,591.1	$3,328.6	$3,233.5	$3,006.8
Cost of products sold(a)	2,718.6	2,421.1	2,332.1	2,177.1	2,101.7
Selling, general and administrative expenses(a)	1,043.1	976.9	900.6	834.3	813.1
Amortization of intangible assets	13.2	11.1	14.4	15.7	16.1
Restructuring charges	4.2	4.5	4.7	8.0	21.8
Business separation costs	—	—	2.4	—	—
Asset impairment charges	21.2	15.8	90.0	—	—
Operating income (loss)	357.1	161.7	(15.6)	198.4	54.1
Related party interest expense, net	—	—	23.2	116.0	84.9
External interest expense	7.2	8.7	3.2	0.3	0.3
Net income (loss) attributable to Home & Security	229.7	118.7	(35.6)	63.8	(39.0)
Basic earnings (loss) per share	1.39	0.74	(0.23)	0.41	(0.25)
Diluted earnings (loss) per share	1.34	0.71	(0.23)	0.41	(0.25)

Other data
Depreciation and amortization	$90.4	$101.3	$111.5	$111.6	$131.1
Cash flow provided by operating activities	297.8	282.8	175.4	138.9	269.3
Capital expenditures	(96.7)	(75.0)	(68.5)	(58.3)	(43.3)
Proceeds from the disposition of assets	2.2	13.5	3.5	2.6	11.3
Dividends declared per common share	0.42	—	—	—	—
Dividends paid per common share to Former Parent	—	—	3.54	—	—

Balance sheet data
Total assets	$4,178.1	$3,873.9	$3,637.9	$4,257.6	$4,190.0
Third party long-term debt	350.0	297.5	389.3	16.8	23.9
Total invested capital(b)	3,009.2	2,710.2	2,535.2	2,605.5	2,566.0
Short-term loans to Former Parent (included in total assets above)(c)	—	—	—	571.7	523.4
Long-term loans from Former Parent(c)	—	—	—	3,214.0	3,224.9

(a)	The Company’s defined benefit expense included pre-tax actuarial (losses) gains in each of the last five years as follows:

	2013	2012	2011	2010	2009
Pre-tax actuarial (losses) gains	$(5.2)	$(42.2)	$(80.0)	$3.5	$5.2
Portion in cost of products sold	(2.7)	(14.2)	(41.0)	2.5	2.8
Portion in selling, general and administrative expenses	(2.5)	(28.0)	(39.0)	1.0	2.4

(b)	Total invested capital consists of equity and short-term and long-term debt, including loans payable to our Former Parent, net of loans receivable from our Former Parent.

(c)	In 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing all loan balances with our Former Parent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

>	Overview: This section provides a general description of our business, and a discussion of management’s general outlook about market demand, our competitive position and product innovation, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

>	Separation from our Former Parent: This section provides a general discussion of our Separation from our Former Parent.

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared, including our historical results of operations and adjustments thereto, primarily related to allocations of general corporate expenses from our Former Parent.

>	Results of Operations: This section provides an analysis of our results of operations for each of the three years ended December 31, 2013, 2012 and 2011.

>	Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2013, 2012 and 2011. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2013, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

>	Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories:    kitchen and bath cabinetry, plumbing and accessories, advanced material window products and entry door systems, and security and storage products.

For the year ended December 31, 2013, net sales based on country of destination were:

(In millions)
United States	$3,479.4	84%
Canada	418.1	10
China and other international	259.9	6
Total	$4,157.4	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, and lean and flexible supply chains, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market improve from current levels, we expect the benefits of operating leverage and strategic spending will help us to continue to achieve profitable organic growth.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market recovers, we have the potential to generate additional growth from leveraging our cash flows and balance sheet strength by pursuing accretive strategic acquisitions and returning cash to shareholders through a combination of dividends and repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. We believe that the U.S. market for our home products is in the early stages of a multi-year recovery and that a continued recovery will largely depend on consumer confidence, employment, home prices and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We may be impacted by fluctuations in raw material and transportation costs and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

During the past two years ended December 31, 2013, the Company’s net sales have grown at a compounded annual rate of approximately 12% as we benefited from an improving U.S. home products market, share gains, growth in international locations and acquisitions. Operating income has improved from a loss of $15.6 million in 2011 to income of $357.1 million in 2013. Growth in operating income has occurred primarily due to higher sale volumes, a focus on channeling available capacity toward our most profitable sales opportunities, controlling and leveraging our operating expenses, the benefits of productivity improvement programs, and reduced restructuring and impairment charges.

During 2013, the U.S. home products market grew due to both the expansion of both new home construction and repair and remodel activities. We believe new housing construction grew in the high teens (%) in 2013 compared to 2012 and spending for home repair and remodeling increased approximately 5% to 6%. We experienced strengthening in larger ticket repair and remodel activities, which had previously been lagging the overall market, and are particularly impactful to our cabinet and window products. In 2013, operating income increased on the benefit of higher volume from our growth initiatives, improving U.S. home products market conditions and productivity improvements, as well as the benefit of the acquisition of WoodCrafters Home Products Holding, LLC (“WoodCrafters”).

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of approximately $302 million, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. The financial results of WoodCrafters are included in the Company’s results of operations and cash flows beginning in the third quarter of 2013. This acquisition greatly expanded our offering of bathroom cabinetry products.

During 2012, the market for our products improved over 2011. We believe new housing construction grew over 20% and spending for home repair and remodeling increased approximately 4% to 5%. We introduced new product innovations, expanded into adjacent markets and refined our supply chain. In 2012, operating income increased on higher sales volume, productivity improvements, lower recognition of defined benefit plan actuarial losses and lower asset impairment charges.

Separation from Our Former Parent

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

Basis of Presentation

The consolidated financial statements included in this Annual Report on Form 10-K have been derived from the accounts of the Company and its majority-owned subsidiaries. Prior to the Separation, the Company was a wholly-owned subsidiary of our Former Parent. Our financial statements from periods prior to the Separation were derived from the historical results of operations and the historical basis of assets and liabilities and include allocations of certain corporate expenses of our Former Parent incurred directly by our Former Parent totaling $23.4 million in the first nine months of 2011. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent company during such period. The consolidated financial statements included in this Annual Report on Form 10-K for periods prior to the Separation may not necessarily reflect what the Company’s results of operations, financial condition and cash flows would have been had the Company been a stand-alone company during such pre-Separation periods.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2013 compared to the year ended December 31, 2012, and the year ended December 31, 2012 compared to the year ended December 31, 2011. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K.

Years Ended December 31, 2013, 2012 and 2011

(In millions)	2013	% change	2012	% change	2011
Net Sales:
Kitchen & Bath Cabinetry	$1,642.2	23.8%	$1,326.6	5.6%	$1,256.3
Plumbing & Accessories	1,287.0	16.9	1,100.7	14.3	962.8
Advanced Material Windows & Door Systems	657.8	12.0	587.2	6.2	552.9
Security & Storage	570.4	(1.1)	576.6	3.6	556.6
Total Home & Security	$4,157.4	15.8%	$3,591.1	7.9%	$3,328.6
Operating Income (Loss):
Kitchen & Bath Cabinetry	$97.1	373.7%	$20.5	259.6%	$5.7
Plumbing & Accessories	228.3	34.9	169.2	22.6	138.0
Advanced Material Windows & Door Systems	14.4	1540.0	(1.0)	99.0	(101.2)
Security & Storage	90.4	19.9	75.4	20.4	62.6
Corporate(a)	(73.1)	28.6	(102.4)	15.2	(120.7)
Total Home & Security	$357.1	120.8%	$161.7	1136.5%	$(15.6)

(a)

Corporate expenses include the components of defined benefit plan expense other than service cost which totaled (income) expense of $(4.9) million, $38.7 million and $74.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. There are no amounts that represent the elimination or reversal of transactions between reportable segments. Corporate expenses in 2011 prior to the Separation also include allocations of certain Former Parent general corporate expenses incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services.

Certain items had a significant impact on our results in 2013, 2012 and 2011. These included the WoodCrafters acquisition, asset impairment charges, defined benefit plan recognition of actuarial losses and gains, restructuring and other charges and the impact of changes in foreign currency exchange rates.

In 2013, financial results included:

>	the impact of the WoodCrafters acquisition, which added approximately $115 million of net sales,

>	asset impairment charges in our Kitchen & Bath Cabinetry segment of $21.2 million ($13.8 after tax) associated with the abandonment of certain internal use software,

>	defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $5.2 million ($3.3 million after tax) compared to $42.2 million ($26.2 million after tax) in 2012. This change was primarily due to a higher than expected increase in pension plan assets and higher discount rates in 2013, as well as lower postretirement liabilities due to plan amendments to reduce health benefits. The 2012 actuarial loss was principally due to both decreasing discount rates and actual returns on plan assets that were lower than our expected return,

>	restructuring and other charges of $5.1 million before tax ($3.6 million), primarily associated with supply chain initiatives and

>	the impact of foreign exchange, which had an unfavorable impact compared to 2012, of approximately $7 million on net sales and approximately $1 million on operating income and net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar.

In 2012, financial results included:

>	defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $42.2 million ($26.2 million after tax) compared to losses of $80.0 million ($49.9 million after tax) in 2011, primarily due to a decrease in the discount rate used to value our pension and other postretirement obligations,

>	asset impairment charges of $15.8 million ($9.7 million after tax) associated with the tradenames in the Advanced Material Windows & Door Systems segment ($9.9 million before tax) and the Kitchen & Bath Cabinetry segment ($5.9 million before tax). These charges were primarily the result of an increase in our market-participant cost of capital discount rates. One tradename in the Kitchen & Bath Cabinetry segment was also impacted by reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter in 2012,

>	restructuring and other charges of $10.0 million before tax ($6.6 million after tax), primarily associated with cabinet manufacturing facility closures and

>	the impact of foreign exchange, which had an unfavorable impact compared to 2011, of approximately $5 million on both net sales and operating income and approximately $3 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and the Euro.

In 2011, financial results included:

>	defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $80.0 million ($49.9 million after tax) compared to gains of $3.5 million ($2.2 million after tax) in 2010, primarily due to a decrease in the discount rate as well as a lower than expected rate of return on pension plan assets,

>	asset impairment charges of $90.0 million before tax ($55.3 million after tax) associated with the tradenames in the Advanced Material Windows & Door Systems segment, primarily as the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter of 2011 and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market,

>	restructuring and other charges of $20.0 million before tax ($12.5 million after tax) associated with cabinet and window manufacturing facility closures,

>	business separation costs of $2.4 million and

>	the impact of foreign exchange, which had a favorable impact compared to 2010, of approximately $20 million on net sales, approximately $5 million on operating income and approximately $1 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar.

2013 Compared to 2012

Total Home & Security

Net Sales

Net sales increased $566.3 million, or 16%. The increase was due to higher sales volume, primarily from improved U.S. market conditions for home products, and new product introductions, as well as a benefit of approximately $115 million from the acquisition of WoodCrafters. Net sales also benefited from price increases that helped mitigate raw material cost increases.

Cost of products sold

Cost of products sold increased $297.5 million, or 12%, due to higher sales volume and the impact of the WoodCrafters acquisition, partially offset by the benefit of productivity improvements, including cost savings from previously announced restructuring actions. Cost of products sold also benefited from lower expense from actuarial losses related to defined benefit plans ($2.7 million in 2013 compared to $14.2 million in 2012).

Selling, general and administrative expenses

Selling, general and administrative expenses increased $66.2 million, or 7%, due to higher volume-related expenses and planned increases in strategic spending to support growth initiatives that included approximately $16 million of higher advertising spending. Administrative expenses also increased due to higher consulting expenses and acquisition-related transaction expenses. Selling, general and administrative expenses benefited from lower expense from actuarial losses related to defined benefit plans ($2.5 million in 2013 compared to $28.0 million in 2012).

Amortization of intangible assets

Amortization of intangible assets increased $2.1 million due to $2.9 million of amortization of identifiable intangible assets associated with the WoodCrafters acquisition, partially offset by the absence of expense for an identifiable intangible asset that was fully amortized in the second quarter of 2012.

Restructuring charges

Restructuring charges of $4.2 million and $4.5 million in 2013 and 2012, respectively, were related to supply chain initiatives.

Asset impairment charges

At the end of the third quarter of 2013, our Kitchen and Bath Cabinetry segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from the improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for their customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment, and will not materially impact current or future cash flow or future operating income.

In the fourth quarter of 2012, we recorded asset impairment charges of $15.8 million related to indefinite-lived tradenames in the Advanced Material Windows & Door Systems and Kitchen & Bath Cabinetry segments.

Operating income (loss)

Operating income increased $195.4 million, or 121%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, as well as the acquisition of WoodCrafters. In addition, the following items had a significant impact on operating income trends:

(In millions)	2013	2012	Increase/(decrease) In operating income
Defined benefit plan actuarial losses	$5.2	$42.2	$37.0
Asset impairment charges	21.2	15.8	(5.4)
Restructuring and other charges	5.1	10.0	4.9

Interest expense

Interest expense decreased $1.5 million due to lower average interest rates and external borrowings.

Other expense (income), net

Other expense (income), net, was expense of $5.0 million in 2013, compared to income of $1.0 million in 2012. The change of $6.0 million was primarily due to a second quarter 2013 impairment charge of $6.2 million pertaining to a cost method investment.

Income taxes

The effective income tax rates for 2013 and 2012 were 33.1% and 22.3%, respectively. The effective income tax rate for 2013 was unfavorably impacted by an increase in the valuation allowance related to an impairment charge of a cost method investment for which we cannot presently record an income tax benefit. The effective income tax rate in 2013 was favorably impacted by $3.0 million of deferred tax benefits associated with the enacted repeal of the Mexican Business Flat Tax, under the 2014 Mexican Tax Reform Package and the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012. The effective income tax rate was also favorably impacted by an increased benefit attributable to domestic production activities. The effective income tax rate in 2012 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2008 to 2009 years and a decrease in valuation allowance due to certain reorganization actions among our foreign subsidiaries. The effective income tax rate in 2012 was unfavorably impacted by an income tax expense on foreign dividends.

Net income (loss) attributable to Home & Security

Net income attributable to Home & Security was $229.7 million in 2013 compared to $118.7 million in 2012. The increase of $111.0 million was primarily due to higher operating income, partially offset by the impact of the higher effective income tax rate and an increase in other expense (income), net.

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $315.6 million, or 24%, due to higher sales volume, primarily from improved U.S. market conditions in both new construction and repair and remodel activity, and new product introductions. Net sales also benefited from the acquisition of WoodCrafters (approximately $115 million), price increases that helped mitigate raw material cost increases and improving product mix from repair and remodel growth.

Operating income increased $76.6 million to $97.1 million due to higher sales volume. Operating income benefited from productivity improvements, including cost savings from previously announced restructuring actions, improving product mix from repair and remodel growth, reduced promotional costs and price increases, as well as the impact of the acquisition of WoodCrafters. Restructuring and other charges decreased by $11.3 million due to the absence in 2013 of the 2012 restructuring action to close our Martinsville, Virginia cabinet manufacturing facility. Operating income was unfavorably impacted by an asset impairment charge of $21.2 million (compared to $5.9 million in 2012), increased costs for raw materials (wood-related), capacity ramp-up costs and higher compensation expense.

At the end of the third quarter of 2013, the Kitchen and Bath Cabinetry segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provided industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for their customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment, and will not materially impact current or future cash flow or future operating income.

Plumbing & Accessories

Net sales increased $186.3 million, or 17%, due to higher sales volume in the U.S. driven primarily by higher new construction housing starts and improving repair and remodel market conditions, and new product introductions, as well as approximately $37 million of higher international sales, primarily in China where we expanded our distributor-owned network and our direct-to-builder effort and improved performance of the existing Moen stores. Net sales also benefited from price increases that helped mitigate raw material cost increases.

Operating income increased $59.1 million, or 35%, due to higher sales volume. The impact of productivity improvements was partially offset by approximately $14 million of higher planned spending on advertising and brand support.

Advanced Material Windows & Door Systems

Net sales increased $70.6 million, or 12%. Net sales of door systems grew $50.0 million, or 16%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market and distribution expansion. Net sales of window products increased $20.6 million, or 8%, due to improving conditions in the repair and remodel portion of the U.S. home products market.

Operating income increased $15.4 million to $14.4 million due to the benefit of higher sales, the absence of $9.9 million in tradename impairment charges in 2012 and favorable mix. These benefits were partially offset by higher compensation-related expenses and marketing costs, the absence in 2013 of a 2012 $3.5 million gain on the disposition of property and $2.0 million of income attributable to a reduction of a contingent consideration liability related to an acquisition.

Security & Storage

Net sales decreased $6.2 million, or 1%. Net sales of security products increased $16.8 million, or 4%, due to new product introductions and higher U.S. retail and international sales. Net sales of storage products were down $23.0 million, or 12%, primarily due to the timing of promotions by the business’s largest customer.

Operating income increased $15.0 million, or 20%. Operating income increased approximately $13 million in aggregate due to lower employee benefit costs as a result of reductions in certain postretirement benefits principally in our storage product line, partially offset by an environmental charge and higher planned spending on security growth initiatives. Operating income was favorably impacted by higher net sales of security products and unfavorably impacted by lower storage product sales volume.

Corporate

Corporate expenses decreased $29.3 million. Corporate expenses benefited from lower defined benefit actuarial losses ($37.0 million), primarily resulting from increased pension plan assets and higher discount rates, and favorable defined benefit plan costs ($6.6 million). Corporate general and administrative expenses were unfavorably impacted by higher consulting expense, increased compensation-related costs, and transaction expenses associated with acquisition-related activities.

(In millions)	2013	2012
General and administrative expense	$(78.0)	$(63.7)
Defined benefit plan income	10.1	3.5
Defined benefit plan recognition of actuarial losses	(5.2)	(42.2)
Total Corporate expenses	$(73.1)	$(102.4)

In future periods, we may record, in the Corporate segment, material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, we remeasure our defined benefit plan liabilities in the fourth quarter of each year. Remeasurements due to plan amendments and settlements may also occur in interim periods during the year. Remeasurement of these liabilities results from changes to discount rates and expected return on assets and may result in material income or expense recognition.

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

Asset impairment charges

In the fourth quarter of 2012, we recorded asset impairment charges of $15.8 million related to indefinite-lived tradenames in the Advanced Material Windows & Door Systems and Kitchen & Bath Cabinetry segments. The impairment charges in our Advanced Material Windows & Door Systems segment were $9.9 million and the impairment charge in our Kitchen & Bath Cabinetry segment was $5.9 million. These charges were primarily the result of an increase in our market-participant cost of capital discount rates used to estimate the fair value of these intangible assets. An impairment charge to one tradename in the Kitchen & Bath Cabinetry segment resulted from reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter. In 2011, we recorded asset impairment charges of $90.0 million. For additional information, refer to Note 5, “Goodwill and Identifiable Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Business separation costs

In the third quarter of 2011, we recorded $2.4 million of business separation costs related to non-cash non-recurring costs associated with the modification of outstanding share-based compensation awards as a result of the Separation.

Operating income (loss)

Operating income (loss) increased $177.3 million to $161.7 million, primarily due to higher sales volume. In addition, the following items had a significant impact on our operating income trends:

(In millions)	2012	2011	Increase/(decrease) in operating income
Defined benefit plan actuarial losses	$42.2	$80.0	$37.8
Asset impairment charges	15.8	90.0	74.2
Restructuring and other charges	10.0	20.0	10.0
Business separation costs	—	2.4	2.4
Corporate office administrative costs	63.7	44.1	(19.6)

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

Other expense (income), net

Other expense (income), net, was income of $1.0 million in 2012, compared to expense of $1.6 million in 2011, primarily due to interest income in 2012 compared to unfavorable foreign currency adjustments in 2011. Other expense (income), net includes non-operating income and expense, such as interest income and transaction gains/losses related to foreign currency-denominated transactions.

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

Net income (loss) attributable to Home & Security

Net income attributable to Home & Security was $118.7 million in 2012 compared to a loss of $35.6 million in 2011. The increase of $154.3 million was primarily due to higher operating income and the absence of 2011 related party interest expense.

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

Plumbing & Accessories

Net sales increased $137.9 million, or 14%, due to higher sales volume in the U.S. driven by strength from the new construction market and product innovations, as well as $37 million of higher international sales, principally in China where we expanded our brand, footprint and customer relationships. Net sales also benefited from price increases to help mitigate raw material cost increases. The increase in net sales was partially offset by higher volume-related customer program costs.

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

(In millions)	2012	2011
General and administrative expense(a)	$(63.7)	$(44.1)
Business separation costs	—	(2.4)
Defined benefit plan income	3.5	5.8
Defined benefit plan recognition of actuarial losses	(42.2)	(80.0)
Total Corporate expenses	$(102.4)	$(120.7)

(a)	Includes a $23.4 million allocation of general corporate expenses incurred directly by our Former Parent in the first nine months of 2011.

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. In the second quarter of 2013, our Board of Directors declared our first dividend since becoming a publicly-traded company in October 2011, declaring a regular quarterly cash dividend of $0.10 per share of our common stock. In December 2013, our Board of Directors increased the quarterly cash dividend by 20% to $0.12 per share of our common stock.

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of approximately $302 million, subject to certain post-closing adjustments. The Company paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150 million of shares of our outstanding common stock over the three years ending July 25, 2015. Through December 31, 2013, we repurchased 1.8 million shares of our outstanding common stock under the share repurchase program. As of December 31, 2013, the Company’s total remaining share repurchase authorization was $89.2 million. On February 25, 2014, our Board of Directors approved a second repurchase program that authorizes the Company to repurchase up to $150 million of shares of our outstanding common stock over the two years ending February 25, 2016. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section “Item 1A. Risk Factors.”

In 2014, we plan to begin to invest in incremental capacity to support long-term growth potential. We expect capital spending in 2014 to be approximately $130 to $140 million.

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

On December 31, 2013, we had cash and cash equivalents of $241.4 million, of which $137.4 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

We have a $650 million committed revolving credit facility, as well as a $350 million term loan. In July 2013, these facilities were renewed under essentially the same terms and conditions, extending the maturity date from October 2016 to July 2018. Both facilities are to be used for general corporate purposes. On December 31, 2013 and 2012, our outstanding borrowings in aggregate under the revolving credit facility and term loan were $350.0 million and $320.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At December 31, 2013, we were in compliance with our debt covenant ratios. We believe our operating cash flows, availability under the credit facility and access to capital markets will provide sufficient liquidity to support the Company’s financing needs.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2013, 2012 and 2011.

(In millions)	2013	2012	2011
Net cash provided by operating activities	$297.8	$282.8	$175.4
Net cash used in investing activities	(396.7)	(86.7)	(71.0)
Net cash provided by (used in) financing activities	4.1	15.7	(43.5)
Effect of foreign exchange rate changes on cash	0.2	3.4	(0.8)
Net (decrease) increase in cash and cash equivalents	$(94.6)	$215.2	$60.1

Years Ended December 31, 2013, 2012 and 2011

Net cash provided by operating activities was $297.8 million in 2013 compared to $282.8 million in 2012 and $175.4 million in 2011. The $15.0 million increase in cash provided by operating activities from 2012 to 2013 was primarily due to higher net income of $111.2 million and $20.3 million in lower pension contributions, partially offset by higher inventory to support sales growth combined with higher accounts receivable as a result of increased sales in December 2013 compared to December 2012. The $107.4 million increase in cash provided by operating activities from 2011 to 2012 was primarily due to increased net income of $154.3 million, as well as lower incentive compensation payments and customer program payments in 2012 compared to 2011. The increase was partially offset by the unfavorable impact of higher working capital to support increased sales and $20.3 million in higher pension plan contributions in 2012.

Net cash used in investing activities was $396.7 million in 2013 compared to $86.7 million in 2012 and $71.0 million in 2011. The $310.0 million increase from 2012 to 2013 was primarily due to the acquisition of WoodCrafters. The $15.7 million increase from 2011 to 2012 was primarily due to higher acquisition costs and other investments in our Security & Storage segment ($19.2 million) and increased capital spending ($6.5 million), partially offset by higher proceeds from the sale of previously closed facilities ($10.0 million).

Net cash provided by financing activities was $4.1 million in 2013 compared to $15.7 million in 2012 and net cash used by financing activities of $43.5 million in 2011. The $11.6 million decrease in cash provided by financing activities from 2012 to 2013 was due to less cash received from stock option exercises ($53.6 million), dividends paid to stockholders ($49.9 million) and higher stock repurchases in 2013 compared to 2012 ($43.3 million). The decreases were partially offset by the favorable impact of net borrowings of $116.2 million ($31.3 million in net borrowings in 2013 compared to net debt repayments of $84.9 million in 2012), as well as a higher tax benefit from the exercise of stock-based awards ($14.6 million). The $59.2 million favorable change from 2011 to 2012 was primarily due to the absence of borrowings from and dividends to our Former Parent ($435.8 million), higher cash received in 2012 from the exercise of stock options ($93.3 million) and a higher tax benefit from the exercise of stock-based awards ($11.3 million). These factors were partially offset by higher debt repayments (net of issuances) of $476.8 million and stock repurchases ($8.8 million).

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. Due to higher interest rates and higher than expected returns on pension plan assets in 2013, we did not make any pension contributions to qualified pension plans in 2013. In the third quarter of 2012, we contributed $20.7 million to qualified pension plans. We did not make any pension contributions to qualified pension plans in 2011. In 2014, we expect to make pension contributions of approximately $10 million. As of December 31, 2013, the fair value of our total pension plan assets was $583.8 million, representing funding of 90% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Mexico, Canada, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2013.

(In millions)	Payments Due by Period as of December 31, 2013

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$6.0	$6.0	$—	$—	$—
Long-term debt	350.0	—	52.5	297.5	—
Interest payments on long-term debt(a)	17.1	4.2	7.8	5.1	—
Operating leases	89.3	29.4	41.0	14.5	4.4
Purchase obligations(b)	298.8	283.9	11.7	2.2	1.0
Defined benefit plan contributions(c)	12.7	12.7	—	—	—
Total	$773.9	$336.2	$113.0	$319.3	$5.4

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2013.

(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.

(c)	Pension and postretirement contributions cannot be determined beyond 2014.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $23.7 million of unrecognized tax benefits as of December 31, 2013 have been excluded from the Contractual Obligations table above. See Note 13, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2013. Other corporate commercial commitments include standby letters of credit of $26.6 million, in the aggregate, all of which expire in less than one year, and surety bonds of $4.1 million, in the aggregate, $4.0 million of which expires in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Derivative Financial Instruments

In accordance with Accounting Standards Codification (“ASC”) requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Net deferred currency gains of $2.3 million and $0.6 million were reclassified into earnings for the years ended December 31, 2013 and 2012, respectively. Net deferred currency losses of $0.5 million were reclassified into earnings for the year ended December 31, 2011. Based on foreign exchange rates as of December 31, 2013, we estimate that $1.3 million of net currency derivative gains included in OCI as of December 31, 2013 will be reclassified to earnings within the next twelve months.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Chinese yuan and the Mexican peso. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and revenues and expenses reported for the relevant reporting periods. We believe the policies discussed below are the Company’s critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements.

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $6.8 million and $9.0 million as of December 31, 2013 and 2012, respectively.

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

Goodwill and Indefinite-lived Intangible Assets

In accordance with ASC requirements for Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the continued recovery of the U.S. home products market in the next three years, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements forecasted to occur over the next three years. Our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

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

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible asset testing are third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales and profit margin forecasts; the market-participant weighted-average cost of capital; and the perpetuity growth rate. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. In addition, beginning for 2012 year-end intangible asset impairment testing, we adopted the Accounting Standards Update that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

In 2013, we did not record any asset impairment charges associated with goodwill or indefinite-lived intangible assets. As of December 31, 2013, the fair value of each of our reporting units except for one of the reporting units in the Advanced Material Doors & Windows segment exceeded the carrying value by a substantial margin. The estimated excess fair value of this reporting unit is less than 10%. In addition, for one of the tradenames within this reporting unit, fair value exceeded its carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of this reporting unit or tradename could trigger an impairment. As of December 31, 2013, the book value of the goodwill of this reporting unit and this tradename was $86.1 million and $58.4 million, respectively. Factors influencing fair value estimates of this reporting unit that could trigger future impairment are enumerated in the final paragraph of this section.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decrease in royalty rates. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $5.2 million, $42.2 million and $80.0 million in 2013, 2012 and 2011, respectively. The total net actuarial gains in accumulated other comprehensive income for all defined benefit plans were $34.8 million as of December 31, 2013, compared to net actuarial losses of $76.5 million as of December 31, 2012.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2013 and 2012 was 7.8%. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2013 and 2012 was 5.0% and 4.2%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2013, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.1% for pre-65 retirees and 7.5% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2022. As of December 31, 2012, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.5% for pre-65 retirees and 7.0% for post-65 retirees, declining 50 basis points a year until reaching an ultimate assumed rate of increase of 5% per year in 2017.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2013	2012	2011
Total pension expense	$0.7	$36.9	$84.7
Actuarial loss component of expense above	0.8	30.6	80.0
Total postretirement (income) expense	(20.9)	13.4	5.3
Actuarial loss component of expense above	4.4	11.6	—
Amortization of prior service (credit) cost component of expense above	(27.4)	(2.6)	0.4

The actuarial losses in 2013 were principally due to plan amendments to reduce retiree health benefits that decreased the benefit obligations. The actuarial losses in 2012 were principally due to reductions in the discount rates used to measure plan benefit obligations. The actuarial losses in 2011 were principally due to both decreasing discount rates and actual returns on plan assets that were lower than our expected return. Discount rates in 2013 used to determine benefit obligations increased by an average of 80 basis points for pension benefits and increased by an average of 60 basis points for postretirement benefits. Discount rates in 2012 used to determine benefit obligations declined by an average of 70 basis points for pension benefits and 90 basis points for postretirement benefits. The changes in discount rates was due to changes in interest rates for the bond portfolio that comprises our spot-rate yield curve. Our spot-rate yield curve is based on high quality bond interest rates. Our actual return on plan assets in 2013 was 15.2% compared to an actuarial assumption of a 7.8% expected return (our actual return in 2012 was 14.5% compared to an actuarial assumption of a 7.8% expected return). Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $20 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.4 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2013, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $23.7 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $2.5 million to $3.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote the sale of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials and media production costs.

Litigation Contingencies

Our businesses are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC requirements for Contingencies. We evaluate the measurement of recorded liabilities each reporting period based on the then-current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation related loss contingencies may differ materially from the estimated liability recorded at particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2013, eight such instances have not been dismissed, settled or otherwise resolved. In the calendar year 2013, we were identified as a PRP in one new instance, which we settled in 2013. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2013 and 2012, we had accruals of $5.6 million and $6.8 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2013 would be $3.6 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.8 million at December 31, 2013. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2013	2012	2011
NET SALES	$4,157.4	$3,591.1	$3,328.6
Cost of products sold	2,718.6	2,421.1	2,332.1
Selling, general and administrative expenses	1,043.1	976.9	900.6
Amortization of intangible assets	13.2	11.1	14.4
Restructuring charges	4.2	4.5	4.7
Asset impairment charges	21.2	15.8	90.0
Business separation costs	—	—	2.4
OPERATING INCOME (LOSS)	357.1	161.7	(15.6)
Related party interest expense, net	—	—	23.2
External interest expense	7.2	8.7	3.2
Other expense (income), net	5.0	(1.0)	1.6
Income (loss) before income taxes	344.9	154.0	(43.6)
Income taxes (benefit)	114.0	34.3	(9.0)
NET INCOME (LOSS)	230.9	119.7	(34.6)
Less: Noncontrolling interests	1.2	1.0	1.0
NET INCOME (LOSS) ATTRIBUTABLE TO HOME & SECURITY	$229.7	$118.7	$(35.6)
BASIC EARNINGS (LOSS) PER COMMON SHARE(a)	$1.39	$0.74	$(0.23)
DILUTED EARNINGS (LOSS) PER COMMON SHARE(a)	$1.34	$0.71	$(0.23)
Basic average number of shares outstanding(a)	165.5	160.6	155.2
Diluted average number of shares outstanding(a)	171.3	166.1	155.2
Dividends declared per common share	$0.42	$—	$—

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

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2013	2012	2011
NET INCOME (LOSS)	$230.9	$119.7	$(34.6)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(10.2)	8.4	(1.8)
Unrealized gains (losses) on derivatives:
Unrealized holding gains arising during period	3.0	0.4	0.7
Less: reclassification adjustment for gains included in net income	(2.0)	(0.8)	(1.9)
Unrealized gains (losses) on derivatives	1.0	(0.4)	(1.2)
Defined benefit plans:
Prior service credit arising during period	34.7	29.4	1.7
Net actuarial gain (loss) arising during period	111.3	(7.0)	(24.6)
Transfer of corporate plan from Fortune Brands, Inc.	—	—	(5.3)
Less: amortization of prior service (credit) cost included in net periodic pension cost	(27.3)	(2.3)	0.7
Defined benefit plans	118.7	20.1	(27.5)
Other comprehensive income (loss), before tax	109.5	28.1	(30.5)
Income tax (expense) benefit related to items of other comprehensive income(a)	(44.7)	(8.1)	11.6
Other comprehensive income (loss), net of tax	64.8	20.0	(18.9)
COMPREHENSIVE INCOME (LOSS)	295.7	139.7	(53.5)
Less: comprehensive income attributable to noncontrolling interest	1.2	1.0	1.0
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOME & SECURITY	$294.5	$138.7	$(54.5)

(a)

Income tax (expense) benefit on unrealized gains (losses) on derivatives of $(0.2) million, $0.1 million and $0.5 million and on defined benefit plans of $(44.5) million, $(8.2) million and $11.1 million in 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$241.4	$336.0
Accounts receivable less allowances for discounts, doubtful accounts and returns	477.1	381.7
Inventories	471.6	357.2
Other current assets	137.3	153.0
TOTAL CURRENT ASSETS	1,327.4	1,227.9
Property, plant and equipment, net of accumulated depreciation	534.4	509.4
Goodwill	1,519.9	1,381.4
Other intangible assets, net of accumulated amortization	752.9	683.6
Other assets	43.5	71.6
TOTAL ASSETS	$4,178.1	$3,873.9
LIABILITIES AND EQUITY
Current liabilities
Notes payable to banks	$6.0	$5.5
Current portion of long-term debt	—	22.5
Accounts payable	343.8	287.0
Other current liabilities	388.9	317.4
TOTAL CURRENT LIABILITIES	738.7	632.4
Long-term debt	350.0	297.5
Deferred income taxes	245.8	224.0
Accrued defined benefit plans	108.5	252.7
Other non-current liabilities	82.0	82.6
TOTAL LIABILITIES	1,525.0	1,489.2
Equity
Common stock(a)	1.7	1.6
Paid-in capital	2,431.3	2,324.8
Accumulated other comprehensive income	95.4	30.6
Retained earnings	200.8	41.0
Treasury stock	(79.8)	(16.9)
TOTAL HOME & SECURITY EQUITY	2,649.4	2,381.1
Noncontrolling interests	3.7	3.6
TOTAL EQUITY	2,653.1	2,384.7
TOTAL LIABILITIES AND EQUITY	$4,178.1	$3,873.9

(a)	Par value $0.01 per share, 169.1 million shares and 164.6 million shares issued at December 31, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$230.9	$119.7	$(34.6)
Non-cash expense (income):
Depreciation	77.2	90.2	97.1
Amortization	13.2	11.1	14.4
Stock-based compensation	26.1	26.9	15.7
Restructuring charges	0.2	—	1.8
Loss (gain) on sale of property, plant and equipment	0.8	(2.9)	1.7
Asset impairment charges	27.4	15.8	90.0
Recognition of actuarial losses	5.2	42.2	80.0
Deferred taxes	(12.7)	(4.0)	(62.4)
Changes in assets and liabilities including effects subsequent to acquisitions:
(Increase) decrease in accounts receivable	(58.5)	(33.5)	26.9
Increase in inventories	(89.7)	(18.7)	(4.6)
Increase in accounts payable	39.8	22.1	6.7
Decrease (increase) in other assets	32.2	5.5	(40.7)
Increase (decrease) in accrued taxes	5.7	(12.8)	50.4
Increase (decrease) in accrued expenses and other liabilities	—	21.2	(67.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	297.8	282.8	175.4
INVESTING ACTIVITIES
Capital expenditures	(96.7)	(75.0)	(68.5)
Proceeds from the disposition of assets	2.2	13.5	3.5
Acquisitions, net of cash acquired	(302.0)	(19.5)	(6.0)
Other investing activities	(0.2)	(5.7)	—
NET CASH USED IN INVESTING ACTIVITIES	(396.7)	(86.7)	(71.0)
FINANCING ACTIVITIES
Increase in short-term debt	1.3	1.9	1.4
Issuance of long-term debt	220.0	70.0	510.0
Repayment of long-term debt	(190.0)	(156.8)	(120.0)
Proceeds from the exercise of stock options	50.7	104.3	11.0
Excess tax benefit from the exercise of stock-based compensation	26.8	12.2	0.9
Dividends to stockholders	(49.9)	—	—
Treasury stock purchases	(52.1)	(8.8)	—
Net loan payments to Fortune Brands, Inc.	—	—	91.2
Dividends to Fortune Brands, Inc.	—	—	(548.9)
Fortune Brands, Inc. (payment) capital contribution	—	(6.0)	15.9
Other financing activities, net	(2.7)	(1.1)	(5.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4.1	15.7	(43.5)
Effect of foreign exchange rate changes on cash	0.2	3.4	(0.8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(94.6)	$215.2	$60.1
Cash and cash equivalents at beginning of year	$336.0	$120.8	$60.7
Cash and cash equivalents at end of year	$241.4	$336.0	$120.8
Cash paid during the year for:
External interest	$6.7	$7.1	$2.6
Related party interest	—	—	63.7
Income taxes paid directly to taxing authorities	89.4	55.9	23.0
Income taxes (received from) paid to Fortune Brands, Inc.	(1.2)	3.0	7.6
Dividends declared but not paid	20.0	—	—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2010	$—	$703.3	$29.5	$(793.0)	$—	$3.5	$(56.7)
Comprehensive income:
Net income	—	—	—	(35.6)	—	1.0	(34.6)
Other comprehensive income	—	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	26.6	—	—	—	—	26.6
Tax benefit on exercise of stock options	—	1.2	—	—	—	—	1.2
Dividends declared to Fortune Brands, Inc.	—	(574.3)	—	—	—	—	(574.3)
Change in legal structure(a)	—	(750.9)	—	750.9	—	—	—
Fortune Brands, Inc. capital contribution(b)	—	2,782.1	—	—	—	—	2,782.1
Common stock split	1.6	(1.6)	—	—	—	—	—
Treasury stock purchase	—	—	—	—	(0.1)	—	(0.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5
Comprehensive income:
Net income	—	—	—	118.7	—	1.0	119.7
Other comprehensive income	—	—	20.0	—	—	—	20.0
Stock options exercised	—	104.4	—	—	—	—	104.4
Stock-based compensation	—	27.1	—	—	(7.7)	—	19.4
Tax benefit on exercise of stock options	—	12.0	—	—	—	—	12.0
Separation-related adjustments	—	(5.1)	—	—	—	—	(5.1)
Treasury stock purchase	—	—	—	—	(9.1)	—	(9.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	229.7	—	1.2	230.9
Other comprehensive income	—	—	64.8	—	—	—	64.8
Stock options exercised	0.1	50.7	—	—	—	—	50.8
Stock-based compensation	—	25.7	—	—	(11.2)	—	14.5
Tax benefit on exercise of stock options(c)	—	30.1	—	—	—	—	30.1
Treasury stock purchase	—	—	—	—	(51.7)	—	(51.7)
Dividends ($0.42 per Common share)	—	—	—	(69.9)	—	—	(69.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1

(a)

In August 2011, the Company converted from a Delaware limited liability company to a Delaware corporation. As a result, the retained deficit is included as additional paid-in-capital in accordance with SEC Staff Accounting Bulletin Topic 4:B.

(b)

The allocation of general and administrative expenses, stock-based compensation and the tax benefit on exercise of options provided by Fortune Brands, Inc. (net of tax) is included in the Consolidated Statements of Income and treated as a capital contribution. In addition, in 2011, Fortune Brands, Inc. made equity contributions totaling $2.7 billion to the Company. Any remaining related party loan balances to/from Fortune Brands, Inc. were capitalized immediately prior to the Separation. Refer to Note 15, “Related Party Transactions.”

(c)	Includes $4.1 million of adjustments related to prior years’ vested and unvested restricted stock units.

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

Separation    On September 27, 2011, the board of directors of Fortune Brands, Inc. (our “Former Parent”) approved the spin-off of Home & Security into an independent, publicly-traded company (the “Separation”). On October 3, 2011, the Separation was completed, with the stockholders of our Former Parent receiving one share of Home & Security common stock for each share of Former Parent common stock held on September 20, 2011. Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, the Company paid a dividend of $48.9 million to our Former Parent prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two latter payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. Following the Separation, our Former Parent changed its name to Beam Inc. and retained no ownership interest in Home & Security. On October 4, 2011, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “FBHS”.

Basis of Presentation    The consolidated financial statements include the accounts of Home & Security and its majority-owned subsidiaries. The Company’s subsidiaries operate on a 52 or 53-week fiscal year.

The consolidated financial statements included in this Annual Report on Form 10-K were derived principally from the consolidated financial statements of the Company. Prior to the Separation, the Company was a wholly-owned subsidiary of our Former Parent. Our financial statements for periods prior to the Separation were derived from the historical results of operations and historical basis of assets and liabilities, and include allocations of certain general corporate expenses of our Former Parent incurred directly by our Former Parent. These allocated expenses include costs associated with legal, finance, treasury, accounting, internal audit and general management services and are included in “Corporate” in the accompanying segment information. During the year ended December 31, 2011, these allocations totaled $23.4 million. The 2011 allocation is for nine months only (January 1, 2011 through the date of the Separation) because Home & Security became an independent company on October 3, 2011. Management believes that the assumptions and methodologies underlying the allocation of these general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as a stand-alone company. The consolidated financial statements included in this Annual Report on Form 10-K for periods prior to the Separation may not necessarily reflect the Company’s results of operations, financial condition and cash flows had the Company been a stand-alone company during the periods presented.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $6.8 million and $9.0 million as of December 31, 2013 and 2012, respectively.

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

We also use the last-in, first-out (“LIFO”) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2013 and 2012 were $228.8 million (with a current cost of $257.5 million) and $163.6 million (with a current cost of $193.9 million), respectively.

Property, Plant and Equipment    Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value at the time the assets are being actively marketed for sale. As of December 31, 2013 and 2012, the carrying value of assets held for sale was not material. Estimated useful lives of the related assets are as follows:

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

Goodwill and Indefinite-lived Intangible Assets    In accordance with ASC requirements for Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually in the fourth quarter, and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below the operating segment. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. In addition, beginning for 2012 year-end intangible asset impairment testing, we adopted the new Accounting Standards Update that allows us to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

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

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation — Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 12, “Defined Benefit Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

Litigation Contingencies    Our businesses are subject to risks related to threatened or pending litigation and are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC requirements for Contingencies. We evaluate the measurement of recorded liabilities each reporting period based on the then-current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2013, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $23.7 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $2.5 million to $3.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Cost of Products Sold    Cost of products sold includes all costs to make products saleable, such as labor costs, inbound freight, purchasing and receiving costs, inspection costs and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, level of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials, and media production costs. The costs included in the “selling, general and administrative expenses” category were $46.0 million, $46.2 million and $47.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $189.7 million, $181.3 million and $164.1 million in 2013, 2012 and 2011, respectively.

Advertising costs, which amounted to $205.3 million, $182.4 million and $180.4 million in 2013, 2012 and 2011, respectively, are principally expensed as incurred. Advertising costs include product displays, media production costs, and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $56.7 million, $49.9 million and $49.8 million in 2013, 2012 and 2011, respectively. Advertising costs recorded in selling, general and administrative expenses were $148.6 million, $132.5 million and $130.6 million in 2013, 2012 and 2011, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $55.6 million, $47.0 million and $35.1 million in 2013, 2012 and 2011, respectively, are expensed as incurred.

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

Earnings Per Share    Earnings per common share is calculated by dividing net income attributable to Home & Security by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year. In periods prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share because no Home & Security stock-based awards were outstanding prior to the Separation. See Note 20, “Earnings Per Share,” for further discussion.

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

Derivative Financial Instruments    In accordance with ASC requirements for Derivatives and Hedging, all derivatives are recognized as either assets or liabilities on the balance sheet and measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is highly effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded directly to a separate component of AOCI, and are recognized in the consolidated statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Net deferred currency gains of $2.3 million and $0.6 million were reclassified into earnings for the years ended December 31, 2013 and 2012, respectively. Net deferred currency losses of $0.5 million were reclassified into earnings in 2011. Based on foreign exchange rates as of December 31, 2013, we estimate that $1.3 million of net currency derivative gains included in AOCI as of December 31, 2013 will be reclassified to earnings within the next twelve months.

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

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2013	2012
Inventories:
Raw materials and supplies	$184.6	$144.3
Work in process	52.5	38.6
Finished products	234.5	174.3
Total inventories	$471.6	$357.2

Property, plant and equipment:
Land and improvements	$53.8	$47.6
Buildings and improvements to leaseholds	374.5	324.5
Machinery and equipment	1,066.3	1,056.3
Construction in progress	61.5	62.8
Property, plant and equipment, gross	1,556.1	1,491.2
Less: accumulated depreciation	1,021.7	981.8
Property, plant and equipment, net of accumulated depreciation	$534.4	$509.4

Other current liabilities:
Accrued salaries, wages and other compensation	$128.9	$109.0
Accrued customer programs	122.6	102.8
Other accrued expenses	137.4	105.6
Total other current liabilities	$388.9	$317.4

4.    Acquisitions

In June 2013, our Kitchen & Bath Cabinetry business acquired 100% of the voting equity of Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops for a purchase price of approximately $302 million, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition greatly expanded our offerings of bathroom cabinetry products. Net sales of WoodCrafters in the last six months of 2013 were approximately $115 million and WoodCrafters’ operating income was not material to the Company.

The following table summarizes the preliminary allocation of the purchase price to estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition. This allocation is expected to change after asset and liability valuations are finalized.

(In millions)
Accounts receivable	$41.4
Inventories	25.4
Property, plant and equipment	29.6
Goodwill	142.3
Identifiable intangible assets	89.4
Other assets	8.9
Total assets	337.0
Other current liabilities and accruals	35.0
Net assets acquired	$302.0

As of the acquisition date, substantially all of the acquired goodwill was tax deductible. Goodwill primarily represents expected supply chain synergies. Identifiable intangible assets primarily consisted of customer relationships ($75.9 million) and technology ($9.6 million). The useful lives of these identifiable intangible assets are 18 years and 10 years, respectively.

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

(In millions)	2013	2012
Net sales	$4,264.8	$3,771.0
Net income attributable to Home & Security	240.8	126.6
Basic earnings per common share	$1.45	$0.79
Diluted earnings per common share	$1.41	$0.76

In December 2012, our Security & Storage business acquired a company for approximately $20 million in cash. Purchase price adjustments and the allocation of the purchase price were finalized in the first quarter of 2013. Our December 31, 2012 balance sheet was retrospectively adjusted to reflect the purchase price adjustments in accordance with ASC requirements for Business Combinations, in particular a reduction in goodwill of $5.6 million and an increase in definite-lived intangible assets of $5.9 million. The acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

In the third quarter of 2011, we acquired a regional windows business for $6 million in cash. This acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

5.    Goodwill and Identifiable Intangible Assets

The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Balance at December 31, 2011(a)	$491.2	$569.7	$230.2	$75.5	$1,366.6
2012 translation adjustments	0.6	—	—	0.2	0.8
Acquisition-related adjustments	—	—	(1.1)	15.1	14.0
Balance at December 31, 2012(a)	$491.8	$569.7	$229.1	$90.8	$1,381.4
2013 translation adjustments	(2.4)	—	—	(1.4)	(3.8)
Acquisition-related adjustments	142.3	—	—	—	142.3
Balance at December 31, 2013(a)	$631.7	$569.7	$229.1	$89.4	$1,519.9

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

Amortizable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2013 and 2012 were as follows:

	As of December 31, 2013				As of December 31, 2012
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$597.2	$(42.0	)(a)	$555.2	$603.4	$(42.0	)(a)	$561.4
Amortizable intangible assets
Tradenames	19.6	(7.4)		12.2	17.8	(6.9)		10.9
Customer and contractual relationships	348.6	(182.5)		166.1	274.2	(174.4)		99.8
Patents/proprietary technology	63.2	(43.8)		19.4	52.6	(41.1)		11.5
Total	431.4	(233.7)		197.7	344.6	(222.4)		122.2
Total identifiable intangibles	$1,028.6	$(275.7)		$752.9	$948.0	$(264.4)		$683.6

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles — Goodwill and Other Assets.

The decrease in the net book value of indefinite-lived intangible assets, principally tradenames, from December 31, 2012 to December 31, 2013 of $6.2 million was due to foreign currency adjustments. The $86.8 million increase in gross amortizable identifiable intangible assets was predominantly due to the acquisition of WoodCrafters ($89.4 million).

We expect to record intangible amortization of approximately $16 million in 2014, trending down to $12 million in 2018.

We review indefinite-lived intangible assets for impairment annually in the fourth quarter, as well as whenever market or business events indicate there may be a potential impact on a specific intangible asset. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.

As of December 31, 2013, the fair value of each of our reporting units except for one of the reporting units in the Advanced Material Doors & Windows segment exceeded the carrying value by a substantial margin. The estimated excess fair value of this reporting unit is less than 10%. In addition, for one of the tradenames within this reporting unit, fair value exceeded its carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of this reporting unit or tradename could trigger an impairment. As of December 31, 2013, the book value of the goodwill of this reporting unit and this tradename was $86.1 million and $58.4 million, respectively. Factors influencing fair value estimates of this reporting unit that could trigger future impairment are enumerated in the final paragraph of this footnote.

In the fourth quarter of 2012, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $15.8 million. These charges were recorded on the asset impairment charges line of the income statement. The impairment charges in our Advanced Material Windows & Door Systems segment were $9.9 million and the impairment charge in our Kitchen & Bath Cabinetry segment was $5.9 million. These charges were primarily the result of an increase in our market-participant cost of capital discount rates. One tradename in the Kitchen & Bath Cabinetry segment was also impacted by reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter.

In the fourth quarter of 2011, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $90.0 million in our Advanced Material Windows & Door Systems segment. These charges were primarily the result of reduced revenue growth and profit margin expectations associated with our Simonton tradename. Our revenue and profit margin expectations were lowered based upon the results of our annual planning process that was completed in the fourth quarter of 2011 and included consideration of our actual fourth quarter 2011 results, including lower 2011 sales due to the expiration of U.S. tax incentives for purchases of energy-efficient home products, as well as our projection of the recovery of the U.S. home products market.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, and lower levels of discretionary consumer spending. In addition, future decisions we could make with regard to acquisitions and divestitures could trigger a requirement to measure certain assets as held for sale with the resulting change in measurement standard potentially triggering impairments. While our cash flow projections used to assess impairment of our goodwill and other intangible assets held for use are influenced by a number of variables, they are most significantly influenced by our projection for the continued recovery of the U.S. home products markets in the next three years and our ability to execute on various planned cost reduction initiatives supporting operating income improvements forecasted to occur over the next three years. We evaluate our projection of the U.S. home products market periodically and in connection with our annual operating plans finalized in the fourth quarter of each year. The U.S. home products market is highly dependent on U.S. new home construction and the rate of spending on repair and remodel activities. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

6.    Asset Impairment Charges

At the end of the third quarter of 2013, our Kitchen and Bath Cabinetry segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from the improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for their customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income on the asset impairment charges line of the income statement and reduced property, plant and equipment.

7.    External Debt and Financing Arrangements

We have a $650 million committed revolving credit facility, as well as a $350 million term loan. In July 2013, these facilities were renewed under essentially the same terms and conditions, extending the maturity date from October 2016 to July 2018. On December 31, 2013 and 2012, our outstanding borrowings in aggregate under the revolving credit facility and term loan were $350.0 million and $320.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At December 31, 2013, we were in compliance with our debt covenant ratios.

At December 31, 2013 and 2012, there were $6.0 million and $5.5 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million in aggregate, as of December 31, 2013 and 2012. The weighted-average interest rates on these borrowings were 12.3%, 13.0 % and 14.3% in 2013, 2012 and 2011, respectively.

The components of external long-term debt were as follows:

(In millions)	2013	2012
$650 million revolving credit agreement due July 2018	$—	$—
$350 million term loan due July 2018	350.0	320.0
Total debt	350.0	320.0
Less: current portion	—	22.5
Total long-term debt	$350.0	$297.5

Term loan amortization payments during the next five years as of December 31, 2013 are zero in 2014, $17.5 million in 2015, $35.0 million in 2016, $35.0 million in 2017 and $262.5 million in 2018.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2013.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2013 and 2012.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The effective portions of cash flow hedges are reported in OCI and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2013 was $182.1 million, representing a net settlement receivable of $1.8 million. Based on foreign exchange rates as of December 31, 2013, we estimate that $1.3 million of net foreign currency derivative gains included in OCI as of December 31, 2013 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2013 and 2012 were:

		Fair Value

(In millions)	Location	2013	2012
Assets:
Foreign exchange contracts	Other current assets	$2.1	$1.0
Commodity contracts	Other current assets	—	0.2
Net investment hedges	Other current assets	0.6	—
	Total assets	$2.7	$1.2
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.3	$0.8
Commodity contracts	Other current liabilities	—	0.1
	Total liabilities	$0.3	$0.9

The effects of derivative financial instruments on the consolidated statements of income in 2013, 2012 and 2011 were:

(In millions)	Gain (Loss) Recognized in Income

Type of hedge	Location	2013	2012	2011
Cash flow	Net sales	$—	$0.2	$(0.6)
	Cost of products sold	2.0	0.6	2.5
Fair value	Other income (expense), net	1.2	(0.3)	—
Total		$3.2	$0.5	$1.9

For cash flow hedges that are effective, the amounts recognized in OCI were $3.0 million and $0.4 million in 2013 and 2012, respectively. In the years ended December 31, 2013, 2012 and 2011, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant.

9.    Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows:

	Fair Value

(In millions)	2013	2012
Assets:
Derivative asset financial instruments (level 2)	$2.7	$1.2
Deferred compensation program assets (level 1)	3.5	3.6
Total assets	$6.2	$4.8
Liabilities:
Derivative liability financial instruments (level 2)	$0.3	$0.9

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

The carrying value of the Company’s long-term debt as of December 31, 2013 and 2012 of $350.0 million and $320.0 million, respectively, approximated its fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are level 2 inputs.

In 2013, 2012 and 2011, we recorded pre-tax intangible asset impairment charges of $21.2 million, $15.8 million and $90.0 million, respectively. Refer to Note 5, “Goodwill and Identifiable Intangible Assets,” and Note 6, “Asset Impairment Charges,” for additional information. In accordance with ASC requirements for Fair Value Measurements, below is the disclosure for assets measured at fair value on a non-recurring basis. There were no losses for indefinite-lived intangible assets in 2013.

(in millions)	2012		2011

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)	Total Losses	Fair Value Measurements Using Significant Unobservable Inputs (level 3)	Total Losses
Indefinite-lived intangible assets	$249.7	$15.8	$227.0	$90.0

10.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2013 and 2012 were as follows:

	Common Shares		Treasury Shares

	2013	2012	2013	2012
Balance at the beginning of the year	163,855,647	156,008,132	700,102	3,357
Stock plan shares issued	4,516,507	8,544,260	—	—
Shares surrendered by optionees	(296,100)	(342,498)	296,100	342,498
Common stock repurchases	(1,408,118)	(354,247)	1,408,118	354,247
Balance at the end of the year	166,667,936	163,855,647	2,404,320	700,102

In the second quarter of 2013, our Board of Directors declared our first dividend since becoming a publicly-traded company in October 2011, declaring a regular quarterly cash dividend of $0.10 per share of our common stock. In December 2013, our Board of Directors increased the quarterly cash dividend by 20% to $0.12 per share of our common stock.

The Company has 60,000,000 authorized shares of preferred stock, par value $0.01 per share. At December 31, 2013, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

On July 25, 2012, our Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $150 million of shares of our outstanding common stock over the three years ending July 25, 2015. At December 31, 2013, the Company’s total remaining share repurchase authorization was $89.2 million. On February 25, 2014, our Board of Directors approved a second repurchase program that authorizes the Company to repurchase up to $150 million of shares of our outstanding common stock over the two years ending February 25, 2016. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

11.    Stock-Based Compensation

As of December 31, 2013, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan the “Plans”). During 2013, our stockholders approved the Plan, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2013, 8.7 million shares of common stock were authorized for issuance under the Plan. In addition, shares of common stock may be automatically added to the number of shares of common stock that may be issued as awards expire, are terminated, cancelled or forfeited, or are used to satisfy withholding taxes with respect to existing awards under the 2011 Plan. No new stock-based awards can be made under the 2011 Plan, but there are outstanding awards under the 2011 Plan that continue to vest and/or be exercisable. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares. Prior to the Separation, employees of Home & Security participated in our Former Parent’s stock-based compensation plans.

At the time of the Separation, certain outstanding equity awards granted by our Former Parent and held by Home & Security employees were converted into Home & Security equity awards. The manner of conversion for each employee was determined based on the type of award, vesting status of the award and the employment status of the employee at the Separation date of October 3, 2011.

Pre-tax stock-based compensation expense was as follows:

(In millions)	2013	2012	2011
Stock option awards	$8.3	$12.5	$14.1
Restricted stock units	10.8	10.0	1.6
Performance awards	6.7	3.3	—
Director awards	0.9	1.1	—
Total pre-tax expense	26.7	26.9	15.7
Tax benefit	9.7	9.7	5.3
Total after tax expense	$17.0	$17.2	$10.4

Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

Restricted stock units have been granted to officers and select employees of the Company and represent the right to receive unrestricted shares of common stock subject to continued employment. Certain restricted stock units are also subject to attaining specific performance criteria. Compensation cost is recognized over the service period. We calculate the fair value of each restricted stock unit granted by using to the average of the high and low share price on the date of grant. Restricted stock units generally vest ratably over a three-year period.

A summary of activity with respect to restricted stock units outstanding under the Plans related to Home & Security and our Former Parent employees for the year ended December 31, 2013 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	1,767,268	$14.49
Granted	389,350	34.83
Vested	(730,421)	13.85
Cancelled	(128,901)	17.24
Non-vested at December 31, 2013	1,297,296	$20.68

The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2013 was approximately $14.2 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of restricted stock units that vested during 2013 and 2012 was $26.9 million and $18.5 million, respectively. There were no restricted stock units that vested during 2011.

Stock Option Awards

The conversion of stock options constituted a modification of those stock option awards in accordance with ASC requirements for Compensation — Stock Compensation because certain awards did not have antidilution provisions. Stock-based compensation relating to the incremental fair value between Former Parent awards held prior to the Separation and Home & Security awards subsequent to the modification resulted in additional pre-tax stock-based compensation charges in 2011 of $2.4 million related to previously vested options, which was recorded in business separation costs in the statement of income.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. We recognize compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Stock options granted under the Plans generally vest over a three-year period and have a maturity of ten years from the grant date. Home & Security stock options converted from awards granted by our Former Parent prior to the Separation retained the vesting schedule and expiration date of the original terms and conditions of the stock option awards.

The fair value of Home & Security options granted subsequent to the Separation and our Former Parent’s stock options granted to Home & Security employees prior to the Separation was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	Home & Security Grants			Former Parent Grants

	2013	2012	2011	2011
Current expected dividend yield	1.5%	1.5%	1.5%	2.0%
Expected volatility	32.0%	35.0%	39.0%	33.2%
Risk-free interest rate	1.1%	1.2%	1.2%	2.3%
Expected term	6.0 years	6.0 years	6.5 years	5.5 years

For periods presented prior to the Separation date of October 3, 2011, all stock-based compensation awards were made by our Former Parent and used our Former Parent assumptions for volatility, dividend yield and term. The weighted-average grant date fair value of stock options granted by our Former Parent during the year ended December 31, 2011 was $16.98.

Home & Security assumptions were utilized for grants made on or after October 4, 2011. The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization because there is not sufficient historical volatility data for Home & Security common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the Securities and Exchange Commission’s safe harbor guidelines. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2013, 2012 and 2011 was $9.02, $5.80 and $4.20, respectively.

A summary of Home & Security stock option activity related to Home & Security and our Former Parent employees for the year ended December 31, 2013 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2012	13,070,134	$13.14
Granted	727,200	33.25
Exercised	(3,770,311)	13.48
Expired/forfeited	(377,463)	16.60
Outstanding at December 31, 2013	9,649,560	$14.39

Options outstanding and exercisable at December 31, 2013 were as follows:

	Options Outstanding(a)			Options Exercisable(b)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $11.99	2,788,572	3.0	$9.71	2,788,572	$9.71
12.00 to 14.00	4,590,316	6.9	13.07	2,557,659	13.21
14.01 to 40.96	2,270,672	6.5	22.82	968,430	17.69
	9,649,560	5.8	$14.39	6,314,661	$12.35

(a)	At December 31, 2013, the aggregate intrinsic value of options outstanding was $302.1 million.

(b)	At December 31, 2013, the weighted-average remaining contractual life of options exercisable was 4.5 years and the aggregate intrinsic value of options exercisable was $210.6 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2013 was approximately $9.4 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was $12.4 million, $10.8 million and $10.0 million, respectively. The intrinsic value of Home & Security stock options exercised in the years ended December 31, 2013, 2012 and 2011 was $97.1 million, $70.2 million and $10.0 million, respectively.

Performance Awards

Performance share awards were granted to certain employees of the Company under the Plans and represent the right to earn shares of Company common stock based on the achievement of various segment or company-wide performance conditions, including diluted cumulative earnings per share, average return on invested capital, average return on net tangible assets and cumulative operating income during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

The following table summarizes information about performance share awards as of December 31, 2013, as well as activity during the year then ended, based on the target award amounts in the performance share award agreements:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	328,100	$19.47
Granted	210,500	34.40
Cancelled	(39,100)	24.38
Non-vested at December 31, 2013	499,500	$25.38

No awards were made prior to 2012. The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2013 was approximately $11.0 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years.

Director Awards

Starting in 2012, stock awards compensate outside directors under the Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2013 and 2012, we awarded 24,672 and 52,208 shares of common stock to outside directors with a weighted average fair value on the date of the award of $36.47 and $20.46, respectively.

12.    Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees, however most have been closed to new hires. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements.

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits

Obligations and Funded Status at December 31	2013	2012	2013	2012
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$722.5	$639.5	$73.3	$93.9
Service cost	11.4	12.1	0.3	0.5
Interest cost	30.1	30.7	1.7	3.9
Plan amendments	—	0.4	(34.7)	(29.8)
Actuarial (gain) loss	(73.0)	66.0	(0.3)	9.9
Participants’ contributions	—	—	0.5	0.8
Benefits paid	(28.7)	(26.2)	(7.0)	(6.4)
Medicare Part D reimbursement	—	—	0.4	0.5
Projected benefit obligation at end of year	$662.3	$722.5	$34.2	$73.3
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$648.5	$703.3
Change in Plan Assets:
Fair value of plan assets at beginning of year	$536.8	$477.9	$—	$—
Actual return on plan assets	74.6	63.7	—	—
Employer contributions	1.1	21.4	6.1	5.1
Participants’ contributions	—	—	0.5	0.8
Medicare Part D reimbursement	—	—	0.4	0.5
Benefits paid	(28.7)	(26.2)	(7.0)	(6.4)
Fair value of plan assets at end of year	$583.8	$536.8	$—	$—
Funded status (Fair value of plan assets less PBO)	$(78.5)	$(185.7)	$(34.2)	$(73.3)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2013	2012	2013	2012
Current benefit payment liability	$(0.8)	$(0.8)	$(3.5)	$(5.5)
Accrued benefit liability	(77.7)	(184.9)	(30.7)	(67.8)
Net amount recognized	$(78.5)	$(185.7)	$(34.2)	$(73.3)

In the fourth quarter of 2012 and first half of 2013, we amended certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plans of $29.8 million in 2012 and $34.7 million in 2013, and we recognized actuarial losses of $4.0 million in 2013 due to a decrease in the discount rate and a resulting lower threshold for loss recognition because of the reduced postretirement obligation. Liability reduction resulting from these plan amendments are recorded as amortization of prior service credits in net income in accordance with accounting requirements. In addition, in the first quarter of 2013, we communicated to certain employees our decision to freeze an hourly pension plan by December 31, 2016. As a result, we remeasured our pension liability, updating our pension measurement assumptions, and recorded a $20.0 million reduction in the liability. The curtailment charge associated with this pension freeze was insignificant. See Note 22, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income.

In the third and fourth quarters of 2011, we communicated to employees our decision to freeze salaried and certain hourly non-union pension plans by December 31, 2016. As a result, we remeasured our pension liabilities, updated our pension measurement assumptions, and recorded pension curtailment charges totaling $1.8 million.

In the first quarter of 2014, we amended certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The reduction in accrued retiree benefit plans is estimated to be $14.7 million and will be recorded in the first quarter of 2014. Of this reduction, $11.7 million will be recorded as amortization of prior service credit in net income over the next two to three years. In addition, in the first quarter of 2014, we expect to recognize actuarial gains of $0.6 million and one-time prior service credits in net income of $3.7 million.

In 2014, we expect to make pension cash contributions of approximately $10 million.

The amounts in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2011	63.5	6.0
Recognition of actuarial loss	(30.6)	(11.6)
Current year actuarial loss	39.3	9.9
Net actuarial loss at December 31, 2012	$72.2	$4.3
Recognition of actuarial gain	(0.9)	(4.5)
Current year actuarial gain	(105.6)	(0.3)
Net actuarial gain at December 31, 2013	$(34.3)	$(0.5)
Net prior service cost at December 31, 2011	0.5	1.0
Prior service cost (credit) recognition due to plan amendments	0.4	(29.8)
Amortization	(0.3)	2.6
Net prior service cost (credit) at December 31, 2012	$0.6	$(26.2)
Prior service credit recognition due to plan amendments	—	(34.7)
Amortization	(0.1)	27.4
Net prior service cost (credit) at December 31, 2013	$0.5	$(33.5)
Total at December 31, 2013	$(33.8)	$(34.0)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are amortization of net prior service costs (credits) related pension benefits of $0.1 million and postretirement benefits of $(19.4) million.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2013	2012	2011	2013	2012	2011
Service cost	$11.4	$12.1	$12.9	$0.3	$0.5	$0.5
Interest cost	30.1	30.7	31.0	1.7	3.9	4.4
Expected return on plan assets	(41.8)	(36.8)	(41.3)	—	—	—
Recognition of actuarial losses	0.8	30.6	80.0	4.4	11.6	—
Amortization of prior service cost (credits)	0.1	0.3	0.3	(27.4)	(2.6)	0.4
Curtailment and settlement losses	0.1	—	1.8	0.1	—	—
Net periodic benefit cost	$0.7	$36.9	$84.7	$(20.9)	$13.4	$5.3

Assumptions	Pension Benefits			Postretirement Benefits

	2013	2012	2011	2013	2012	2011
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.0%	4.2%		4.3%	3.7%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	4.2%	4.9%	5.8%	3.7%	4.6%	5.3%
Expected long-term rate of return on plan assets	7.8%	7.8%	8.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2013		2012
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.1/7.5	%(a)	7.5/7.0	%(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		5.0%
Year that the rate reaches the ultimate trend rate	2022		2017

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.8	(2.0)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2013 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$21.2	$—	$21.2
Commingled funds:
Cash and cash equivalents	8.1	8.1	—
Equity	278.6	278.6	—
Fixed income	232.6	232.6	—
Multi-strategy hedge funds	20.5	—	20.5
Real estate	22.8	—	22.8
Total	$583.8	$519.3	$64.5

A reconciliation of Level 3 measurements as of December 31, 2013 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2013	$20.6	$18.8	$24.4	$63.8
Actual return on assets related to assets still held	0.6	1.7	3.4	5.7
Purchases, sales and settlements	—	—	(5.0)	(5.0)
December 31, 2013	$21.2	$20.5	$22.8	$64.5

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2012 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$20.6	$—	$20.6
Commingled funds:
Cash and cash equivalents	6.3	6.3	—
Equity	331.5	331.5	—
Fixed income	135.2	135.2	—
Multi-strategy hedge funds	18.8	—	18.8
Real estate	24.4	—	24.4
Total	$536.8	$473.0	$63.8

A reconciliation of Level 3 measurements as of December 31, 2012 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2012	$20.0	$17.5	$21.9	$59.4
Actual return on assets related to assets still held	0.6	1.3	2.5	4.4
December 31, 2012	$20.6	$18.8	$24.4	$63.8

Our defined benefit trust owns a variety of assets including equity, fixed income and real estate securities, as well as group annuity/insurance contracts and fund-of-hedge funds. Equity securities are traded on national stock exchanges and are valued at daily closing prices. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Real estate securities are valued based on recent market appraisals of underlying property, as well as standard valuation methodologies to determine the most probable cash price in a competitive market. Valuations of group annuity/insurance contracts and fund-of-hedge funds are based on daily closing prices of underlying securities or institutional evaluation prices consistent with industry practices.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. A Master Trust was established to hold the assets of our domestic defined benefit plans. The U.S. defined benefit asset allocation policy of the trust allows for an equity allocation of 0% to 75%, a fixed income allocation of 25% to 100%, a cash allocation of up to 25% and other investments up to 20%. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our 2014 expected blended long-term rate of return on plan assets of 7.4% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2014	$32.2	$3.4
2015	34.1	3.4
2016	36.0	3.4
2017	37.5	2.8
2018	39.0	2.8
Years 2019-2023	215.0	12.7

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $18.7 million, $16.1 million and $17.8 million in 2013, 2012 and 2011, respectively.

13.    Income Taxes

The components of income (loss) before income taxes and noncontrolling interests were as follows:

(In millions)	2013	2012	2011
Domestic operations	$276.9	$95.0	$(73.1)
Foreign operations	68.0	59.0	29.5
Income (loss) before income taxes and noncontrolling interests	$344.9	$154.0	$(43.6)

A reconciliation of income taxes at the 35% federal statutory income tax rate to the income tax provision (benefit) reported was as follows:

(In millions)	2013	2012	2011
Income tax expense (benefit) computed at federal statutory income tax rate	$120.7	$53.9	$(15.3)
Other income taxes, net of federal tax benefit	8.0	3.8	(1.8)
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(10.2)	(7.0)	(5.3)
Tax effect on foreign dividends	—	12.4	10.2
Tax benefit on income attributable to domestic production activities	(5.8)	(2.2)	(2.6)
Net adjustments for uncertain tax positions	2.0	(11.0)	(9.7)
Net effect of rate changes on deferred taxes	(3.0)	(0.2)	(2.9)
Prior period items	—	(3.9)	—
Valuation allowance increase (decrease)	2.1	(8.9)	16.8
Miscellaneous other, net	0.2	(2.6)	1.6
Income tax expense (benefit) as reported	$114.0	$34.3	$(9.0)
Effective income tax rate	33.1%	22.3%	20.6%

The effective income tax rate for 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we cannot presently record an income tax benefit. The effective income tax rate in 2013 was favorably impacted by $3.0 million of deferred tax benefits associated with the enacted repeal of the Mexican Business Flat Tax, under the 2014 Mexican Tax Reform Package and the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012. The effective income tax rate was also favorably impacted by an increased benefit attriburable to domestic production activities. The effective income tax rate in 2012 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2008 to 2009 years and a decrease in valuation allowance due to certain reorganization actions among our foreign subsidiaries. The effective rate in 2012 was unfavorably impacted by an income tax expense on foreign dividends. The effective income tax rate in 2011 was unfavorably impacted due to the recording of valuation allowances related to state and foreign net operating loss carryforwards and an income tax expense on foreign dividends. The 2011 effective income tax rate was favorably impacted by a tax benefit related to conclusion of foreign and state income tax audits and enacted changes in state tax laws.

On September 13, 2013, the Treasury Department and Internal Revenue Service issued the final tangible property repair regulations that are effective for years beginning on or after January 1, 2014. While the final impact of these regulations on our financial statements will not be determined until our 2014 income tax return is filed, we do not expect it to have a material impact on our results of operations or cash flows.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (UTBs) was as follows:

(In millions)	2013	2012	2011
Unrecognized tax benefits — beginning of year	$20.8	$35.4	$38.8
Gross additions — current year tax positions	4.4	2.8	2.3
Gross additions — prior year tax positions	0.7	0.6	7.2
Gross additions — purchase accounting adjustments	1.6	—	—
Gross reductions — prior year tax positions	(3.2)	(13.5)	(12.0)
Gross reductions — settlements with taxing authorities	(0.6)	(4.0)	(0.4)
Impact of change in foreign exchange rates	—	—	(0.5)
Impact due to expiration of statutes of limitations	—	(0.5)	—
Unrecognized tax benefits — end of year	$23.7	$20.8	$35.4

The amount of UTBs that, if recognized as of December 31, 2013, would affect the Company’s effective tax rate was $23.4 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $2.5 million to $3.5 million primarily as a result of the conclusion of U.S. state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2013, we recognized an interest and penalty benefit of approximately $0.2 million. In 2012, we recognized an interest and penalty benefit of approximately $1.7 million, primarily driven by audit resolutions. In 2011, we recognized an interest and penalty benefit of $1.4 million. At December 31, 2013 and 2012, we had accruals for the payment of interest and penalties of $9.9 million and $10.2 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for the periods related to 2010 and 2011. We have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2008, Mexico for years after 2006 and China for years after 2009.

Income taxes in 2013, 2012 and 2011 were as follows:

(In millions)	2013	2012	2011
Current
Federal	$102.8	$17.6	$26.0
Foreign	12.8	13.1	8.9
State and other	11.2	4.1	16.9
Deferred
Federal, state and other	(13.0)	4.8	(66.8)
Foreign	0.2	(5.3)	6.0
Total income tax expense (benefit)	$114.0	$34.3	$(9.0)

The components of net deferred tax assets (liabilities) as of December 31, 2013 and 2012 were as follows:

(In millions)	2013	2012
Deferred tax assets:
Compensation and benefits	$36.8	$32.8
Defined benefit plans	44.2	84.3
Capitalized inventories	13.1	13.8
Accounts receivable	6.8	6.9
Other accrued expenses	17.7	18.0
Net operating loss and other tax carryforwards	25.5	32.7
Valuation allowance	(20.7)	(19.2)
Miscellaneous	14.7	10.7
Total deferred tax assets	138.1	180.0
Deferred tax liabilities:
LIFO inventories	(12.5)	(12.5)
Fixed assets	(63.4)	(69.4)
Identifiable intangible assets	(252.9)	(253.6)
Miscellaneous	(8.1)	(12.3)
Total deferred tax liabilities	(336.9)	(347.8)
Net deferred tax liability	$(198.8)	$(167.8)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2013 and 2012 as follows:

(In millions)	2013	2012
Other current assets	$46.2	$55.6
Other current liabilities	(0.6)	(1.2)
Other assets	1.4	1.8
Deferred income taxes	(245.8)	(224.0)
Net deferred tax liability	$(198.8)	$(167.8)

As of December 31, 2013 and 2012, the Company had deferred tax assets relating to net operating losses and other tax carryforwards of $25.5 million and $32.7 million, respectively, of which approximately $1.4 million will expire between 2014 and 2019, and the remainder which will expire in 2020 and thereafter. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

The undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested were $156.1 million at December 31, 2013. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

In October, 2011, we separated from our Former Parent. During 2012, we analyzed the subsidiary legal and capital structures inherited from our Former Parent to assess their compatibility with our strategies as a new independent company. Based on this analysis, in the fourth quarter of 2012, we committed to a plan to reorganize certain foreign subsidiaries and adjust their capital structures to better align with our business strategy as a new independent company. As part of this plan, we committed to a non-recurring remittance of certain foreign earnings and recorded an associated tax liability of $12.4 million. In 2011, prior to the Separation and at the direction of our Former Parent, we remitted foreign earnings and recorded an associated tax liability of $9.1 million. We have not provided deferred income taxes on the remaining undistributed earnings of foreign subsidiaries.

In general, under the Tax Allocation Agreement that we entered into with our Former Parent, Home & Security is responsible for all taxes to the extent such taxes are attributable to the Home & Security business, and we agreed to indemnify our Former Parent for these taxes. Our Former Parent will be responsible for all taxes to the extent such taxes are not attributable to the Home & Security business and our Former Parent has agreed to indemnify us for these taxes. Although Home & Security will continue to be severally liable with our Former Parent for this liability following the Separation, under the Tax Allocation Agreement, our Former Parent agreed to indemnify us for amounts relating to this liability to the extent not attributable to the Home & Security business. Though valid as between the parties, the Tax Allocation Agreement will not be binding on the IRS. Moreover, the Tax Allocation Agreement generally provides that each of Home & Security and our Former Parent is responsible for any taxes imposed as a result of the failure of the distribution of all the shares of our common stock owned by our Former Parent to stockholders of our Former Parent as of September 20, 2011 (the “Distribution”) to qualify for tax-favored treatment under the Internal Revenue Code if such failure is attributable to certain post-Distribution actions taken by such party or in respect of such party or such party’s stockholders after the Distribution, regardless of whether the actions occur more than two years after the Distribution, the other party consents to such actions or such party obtains a favorable letter ruling or tax opinion.

14.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2013 were:

	Year Ended December 31, 2013
		Other Charges(a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Kitchen & Bath Cabinetry	$2.2	$0.1	$—	$2.3
Plumbing & Accessories	0.6	0.6	0.2	1.4
Advanced Material Windows & Door Systems	1.4	—	—	1.4
Total	$4.2	$0.7	$0.2	$5.1

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

2013 restructuring and other charges related to supply chain initiatives.

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

In August 2012, we announced and initiated a restructuring action in the Kitchen & Bath Cabinetry segment. As a result of the restructuring, in 2012 we recorded restructuring and other charges of approximately $12 million due to the planned closure of our Martinsville, Virginia cabinet manufacturing facility. Pre-tax charges included $3.2 million of workforce reduction and exit costs to close the facility and to consolidate manufacturing at other facilities and $8.5 million of other charges, primarily accelerated depreciation of long-lived assets associated with the closed facility. The restructuring actions were undertaken to further enhance the efficiency and flexibility of the Company’s supply chains.

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

The Company’s restructuring liability was not material as of December 31, 2013, 2012 and 2011.

15.     Related Party Transactions

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

Upon the Separation, our Former Parent ceased providing financing, cash management and treasury services to the Company. Immediately prior to the Separation, on October 3, 2011, Home & Security paid a dividend to our Former Parent in the amount of $500 million. In addition, the Company paid a dividend of $48.9 million to our Former Parent, prior to the Separation on October 3, 2011 and made a payment of $6.0 million to our Former Parent on January 3, 2012. These two latter payments represented U.S. cash balances generated from August 26, 2011, the date of the conversion of the Company from a Delaware limited liability company to a Delaware corporation, through the date of the Separation. In addition, in the fourth quarter of 2012, we paid $3.0 million to our Former Parent for the final settlement of the Home & Security portion of our Former Parent’s consolidated 2011 federal income tax return. In the second quarter of 2013, we received $1.2 million from our Former Parent for the final settlement of 2011 state income tax returns in which Home & Security companies were included, net of a state audit payment that was owed to our Former Parent.

Financing and Cash Management    Historically, our Former Parent provided financing, cash management and treasury services to Home & Security. The Company’s U.S. cash balances were swept by our Former Parent on a daily basis and the Company received funding from our Former Parent for operating and investing cash needs. Cash transferred to and from the Company was recorded in the form of loans from or to our Former Parent in the accompanying financial statements. The weighted-average interest rate on loans to/from our Former Parent was 3.4% in 2011. Related party interest expense and income in 2011 were $29.3 million and $6.1 million, respectively, netting to expense of $23.2 million.

General and Administrative Services    Until consummation of the Separation, our Former Parent performed certain functions and services on behalf of Home & Security. Refer to Note 1, “Background and Basis of Presentation,” for additional information.

16.     Business Separation Costs

We recorded $2.4 million of business separation costs during the year ended December 31, 2011 related to non-cash non-recurring costs associated with the modification of share-based compensation awards as a result of the Separation.

17.     Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2013 were $298.8 million, of which $283.9 million is due in one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2013 were as follows:

(In millions)
2014	$29.4
2015	24.0
2016	17.0
2017	8.4
2018	6.1
Remainder	4.4
Total minimum rental payments	$89.3

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $47.9 million, $49.3 million and $35.2 million in 2013, 2012 and 2011, respectively.

Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2013, 2012 and 2011.

(In millions)	2013	2012	2011
Reserve balance at the beginning of the year	$14.3	$13.9	$12.6
Provision for warranties issued	20.1	17.5	18.9
Settlements made (in cash or in kind)	(19.2)	(17.1)	(17.6)
Reserve balance at end of year	$15.2	$14.3	$13.9

18.     Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Kitchen & Bath Cabinetry segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home under brand names including Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Schrock, Homecrest, Decorá, Diamond and Kemper. In addition, cabinets are distributed under the Martha Stewart Living and Thomasville Cabinetry brand names. The Plumbing & Accessories segment manufactures or assembles and sells faucets, bath furnishings, accessories and kitchen sinks predominantly under the Moen brand. The Advanced Material

Windows & Door Systems segment includes residential fiberglass and steel entry door systems under the Therma-Tru brand name, vinyl-framed windows and patio doors under the Simonton brand name, and urethane millwork under the Fypon brand name. The Security & Storage segment includes locks, safety and security devices and electronic security products under the Master Lock brand name, and tool storage and garage organization products under the Sears Craftsman and Waterloo brand names.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2013	2012	2011
Net sales:
Kitchen & Bath Cabinetry	$1,642.2	$1,326.6	$1,256.3
Plumbing & Accessories	1,287.0	1,100.7	962.8
Advanced Material Windows & Door Systems	657.8	587.2	552.9
Security & Storage	570.4	576.6	556.6
Net sales	$4,157.4	$3,591.1	$3,328.6

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2013, 2012 and 2011. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 14%, 13% and 13% of net sales in 2013, 2012 and 2011, respectively. Net sales to Lowe’s were 13%, 13% and 15% of net sales in 2013, 2012 and 2011, respectively.

(In millions)	2013	2012	2011

Operating income (loss):
Kitchen & Bath Cabinetry	$97.1	$20.5	$5.7
Plumbing & Accessories	228.3	169.2	138.0
Advanced Material Windows & Door Systems	14.4	(1.0)	(101.2)
Security & Storage	90.4	75.4	62.6
Less: Corporate expenses(a)	(73.1)	(102.4)	(120.7)
Operating income (loss)	$357.1	$161.7	$(15.6)

Total assets:
Kitchen & Bath Cabinetry	$1,588.0	$1,248.5	$1,273.2
Plumbing & Accessories	1,176.3	1,081.7	1,065.0
Advanced Material Windows & Door Systems	766.1	778.2	804.2
Security & Storage	461.8	459.8	399.9
Corporate(b)	185.9	305.7	95.6
Total assets	$4,178.1	$3,873.9	$3,637.9
(a) Below is a table detailing Corporate expenses:

Corporate expenses:
General and administrative expense(c)	$(78.0)	$(63.7)	$(44.1)
Business separation costs	—	—	(2.4)
Defined benefit plan costs	10.1	3.5	5.8
Defined benefit plan recognition of actuarial losses	(5.2)	(42.2)	(80.0)
Total Corporate expenses	$(73.1)	$(102.4)	$(120.7)

(b)	Corporate assets at December 31, 2013 and 2012 primarily consisted of cash and at December 31, 2010 predominantly consisted of short-term loans to our Former Parent.

(c)	General and administrative expense included a $23.4 million allocation of general corporate expenses incurred directly by our Former Parent in the first nine months of 2011.

(In millions)	2013	2012	2011
Depreciation expense:
Kitchen & Bath Cabinetry	$29.3	$38.8	$38.6
Plumbing & Accessories	16.7	18.1	18.2
Advanced Material Windows & Door Systems	16.9	18.5	25.8
Security & Storage	13.0	13.3	14.0
Corporate	1.3	1.5	0.5
Depreciation expense	$77.2	$90.2	$97.1

Amortization of intangible assets:
Kitchen & Bath Cabinetry	$5.1	$3.3	$6.0
Advanced Material Windows & Door Systems	7.5	7.5	7.9
Security & Storage	0.6	0.3	0.5
Amortization of intangible assets	$13.2	$11.1	$14.4

Capital expenditures:
Kitchen & Bath Cabinetry	$36.4	$27.7	$29.1
Plumbing & Accessories	25.3	19.1	16.5
Advanced Material Windows & Door Systems	13.6	15.0	13.5
Security & Storage	18.9	13.0	9.4
Corporate	2.5	0.2	—
Capital expenditures, gross	96.7	75.0	68.5
Less: proceeds from disposition of assets	(2.2)	(13.5)	(3.5)
Capital expenditures, net	$94.5	$61.5	$65.0

Net sales by geographic region(a):
United States	$3,479.4	$2,969.1	$2,755.0
Canada	418.1	405.3	390.3
China and other international	259.9	216.7	183.3
Net sales	$4,157.4	$3,591.1	$3,328.6

Property, plant and equipment, net:
United States	$439.2	$428.9	$443.7
Mexico	55.6	37.0	39.1
Canada	29.4	32.7	32.8
China and other international	10.2	10.8	10.2
Property, plant and equipment, net	$534.4	$509.4	$525.8

(a)	Based on country of destination

19.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2013	1st	2nd	3rd	4th	Full Year
Net sales	$890.0	$1,040.4	$1,125.1	$1,101.9	$4,157.4
Gross profit	300.2	377.0	384.9	376.7	1,438.8
Operating income	56.6	106.5	98.6	95.4	357.1
Net income	37.5	64.2	64.6	64.6	230.9
Net income attributable to Home & Security	37.3	64.0	64.2	64.2	229.7
Basic earnings per common share	0.23	0.39	0.39	0.39	1.39
Diluted earnings per common share	0.22	0.37	0.37	0.37	1.34

In the third quarter of 2013, we recorded pre-tax asset impairment charges in our Kitchen & Bath Cabinetry segment of $21.2 million ($13.8 after tax or $0.08 per diluted share) associated with the abandonment of certain internal use software. We recorded pre-tax defined benefit plan actuarial losses of $5.2 million in 2013 — $4.6 million ($3.1 million after tax or $0.02 per diluted share) in the first quarter, $0.7 million ($0.4 million after tax or $— per diluted share) in the second quarter, $0.3 million ($0.2 million after tax or $— per diluted share) in the third quarter and a gain of $0.4 million ($0.4 million after tax or $— per diluted share) in the fourth quarter.

2012	1st	2nd	3rd	4th	Full Year
Net sales	$798.8	$935.3	$909.1	$947.9	$3,591.1
Gross profit	246.8	317.4	302.3	303.5	1,170.0
Operating income	21.3	72.3	60.6	7.5	161.7
Net income	13.0	47.9	40.2	18.6	119.7
Net income attributable to Home & Security	12.5	47.8	40.0	18.4	118.7
Basic earnings per common share	0.08	0.30	0.25	0.11	0.74
Diluted earnings per common share	0.08	0.29	0.24	0.11	0.71

In the fourth quarter of 2012, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $15.8 million ($9.7 million after tax or $0.06 per diluted share). We recorded pre-tax defined benefit plan actuarial losses of $42.2 million in 2012 — $3.7 million ($2.3 million after tax or $0.01 per diluted share) in the third quarter and $38.5 million ($23.9 million after tax or $0.14 per diluted share) in the fourth quarter.

20.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2013	2012	2011
Net income (loss) attributable to Home & Security	$229.7	$118.7	$(35.6)
Basic earnings (loss) per common share	$1.39	$0.74	$(0.23)
Diluted earnings (loss) per common share	$1.34	$0.71	$(0.23)
Basic average shares outstanding	165.5	160.6	155.2
Diluted average shares outstanding	171.3	166.1	155.2
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.4	0.7	22.1

Prior to the Separation, the total number of outstanding shares of the Company’s common stock increased significantly. On September 27, 2011, the total number of issued and outstanding shares was increased such that 155,052,629 shares of Home & Security common stock were available for distribution to the holders of common stock of our Former Parent. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated adjusting the number of shares of Home & Security common stock for the stock split. In periods prior to the Separation, the same number of shares was used to calculate basic and diluted earnings per share because no Home & Security stock-based awards were outstanding prior to the Separation. Stock-based awards were antidilutive in 2011 due to the Company’s net loss.

21.    Other Expense (Income), Net

The components of other expense (income), net for the years ended December 31, 2013, 2012 and 2011 were as follows:

(In millions)	2013	2012	2011
Foreign currency transaction losses	$—	$—	$2.7
Asset impairment charge	6.2	—	—
Other items, net	(1.2)	(1.0)	(1.1)
Total other expense (income), net	$5.0	$(1.0)	$1.6

In the second quarter of 2013, we recorded a $6.2 million impairment charge pertaining to a cost method investment due to an other-than-temporary decline in the fair value of the investment. As a result of the impairment, the carrying value of the investment was reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

22.    Accumulated Other Comprehensive Income

The reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013 were as follows:

(In millions)

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Comprehensive Income
Gains (losses) on cash flow hedges
Foreign exchange contracts	$2.3	Cost of products sold
Commodity contract	(0.3)	Cost of products sold

	2.0	Total before tax
	(0.7)	Tax expense

	$1.3	Net of tax
Defined benefit plan items
Amortization of prior service cost	$27.3	(a)
Recognition of actuarial losses	(5.2)	(a)
Curtailment and settlement losses	(0.2)	(a)

	21.9	Total before tax
	(8.4)	Tax expense

	$13.5	Net of tax

Total reclassifications for the period	$14.8	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 12, “Defined Benefit Plans,” for additional information.

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$56.9	$1.2	$(28.6)	$29.5
Changes during year	(1.8)	(0.7)	(16.4)	(18.9)
Balance at December 31, 2011	55.1	0.5	(45.0)	10.6
Changes during year	8.4	(0.3)	11.9	20.0
Balance at December 31, 2012	$63.5	$0.2	$(33.1)	$30.6
Amounts classified into accumulated other comprehensive income	(10.2)	2.0	87.8	79.6
Amounts reclassified from accumulated other comprehensive income	—	(1.3)	(13.5)	(14.8)
Net current period other comprehensive income	(10.2)	0.7	74.3	64.8
Balance at December 31, 2013	$53.3	$0.9	$41.2	$95.4

23.    Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2013, eight such instances have not been dismissed, settled or otherwise resolved. In calendar year 2013, we were identified as a PRP in one new instance, which we settled in 2013. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have an adverse effect on our results of operations, cash flows or financial condition. At December 31, 2013 and 2012, we had accruals of $5.6 million and $6.8 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly , in all material respects, the financial position of Fortune Brands Home & Security, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Woodcrafters Home Products Holding, LLC from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded Woodcrafters Home Products Holding, LLC from our audit of internal control over financial reporting. Woodcrafters Home Products Holding, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2014

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation	of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

(b) Management’s	Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (1992) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The Company acquired WoodCrafters in June 2013, therefore as permitted by the Securities and Exchange Commission, we excluded WoodCrafters from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2013. The total assets and total revenues of WoodCrafters represented 8% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which appears herein.

(c) Changes	in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2014 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

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

See the information under the captions “Board Committees — Compensation Committee,” “Compensation Discussion and Analysis,” “2013 Executive Compensation” and “Compensation Committee Report” contained in the 2014 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2014 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2014 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2014 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2014 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2013 and 2012 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 93.

(3)	Exhibits

2.1(i).	Separation and Distribution Agreement, dated as of September 27, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.†

2.1(ii)	Membership Interest Purchase Agreement dated May 1, 2013 between MasterBrand Cabinets, Inc. and WoodCrafters Home Products Holding, LLC is incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2013, Commission file number 1-35166.†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012, Commission file number 1-35166.

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Employee Matters Agreement, dated as of September 28, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.3.	Indemnification Agreement, dated as of September 14, 2011, between the Company and Fortune Brands, Inc. (n/k/a Beam Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.4.	Credit Agreement, dated as of August 22, 2011, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

10.5.	Amendment no. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2013, Commission file number 1-35166.

10.6.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.7.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.8.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.9.	Form of Founders Grant Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.10.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.11.	Form of 2012 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.12.	Form of 2012 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.13.	Form of 2012 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 22, 2012 Commission file number 1-35166.*

10.14.	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.15.	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.16.	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 27, 2013 Commission file number 1-35166.*

10.17.	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.*

10.18.	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.*

10.19.	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.*

10.20.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, E. Lee Wyatt Jr., Robert K. Biggart, Charles E. Elias, Elizabeth R. Lane, and Edward A. Wiertel.*

10.21.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of Terrence P. Horan, David B. Lingafelter, David M. Randich and Mark Savan.*

10.22.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of John N. Heppner and Gregory J. Stoner, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.23.	Non-Competition and Release Agreement between MasterBrand Cabinets, Inc. and Gregory J. Stoner, dated October 10, 2012 is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 27, 2013 Commission file number 1-35166.*

10.24.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.25.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.

The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 26, 2014	By:	/s/ CHRISTOPHER J. KLEIN
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

/S/ CHRISTOPHER J. KLEIN Christopher J. Klein, Chief Executive Officer and Director (principal executive officer) Date: February 26, 2014	/S/ A.D. DAVID MACKAY* A.D. David Mackay, Director Date: February 26, 2014

/S/ E. LEE WYATT, JR. E. Lee Wyatt, Jr., Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 26, 2014	/s/ JOHN G. MORIKIS* John G. Morikis, Director Date: February 26, 2014

/S/ EDWARD A. WIERTEL Edward A. Wiertel, Senior Vice President — Finance (principal accounting officer) Date: February 26, 2014	/s/ DAVID M. THOMAS* David M. Thomas, Director Date: February 26, 2014

/S/ RICHARD A. GOLDSTEIN* Richard A. Goldstein, Director Date: February 26, 2014	/s/ RONALD V. WATERS, III* Ronald V. Waters, III, Director Date: February 26, 2014

/S/ ANN FRITZ HACKETT* Ann Fritz Hackett, Director Date: February 26, 2014	/s/ NORMAN H. WESLEY* Norman H. Wesley, Director Date: February 26, 2014

*By:	/S/ ROBERT K. BIGGART Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2013, 2012 and 2011

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions(a)	Other	Balance at End of Period
2013:
Allowance for cash discounts, returns and sales allowances	$35.4	$133.4	$133.0	$—	$35.8
Allowance for doubtful accounts	9.0	0.7	2.9	—	6.8
Allowance for deferred tax assets	19.2	1.5	—	—	20.7

2012:
Allowance for cash discounts, returns and sales allowances	$39.3	$138.0	$142.1	$0.2	$35.4
Allowance for doubtful accounts	10.6	1.6	3.2	—	9.0
Allowance for deferred tax assets	26.6	(7.4)	—	—	19.2

2011:
Allowance for cash discounts, returns and sales allowances	$37.3	$157.8	$155.8	$—	$39.3
Allowance for doubtful accounts	14.7	1.5	5.6	—	10.6
Allowance for deferred tax assets	41.9	21.5	—	(36.8)	26.6

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.