Form 10-Q
period 2014-03-31
Fortune Brands Home & Security, Inc.
filed 2014-05-01
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-35166

FORTUNE BRANDS HOME & SECURITY, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	62-1411546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

520 Lake Cook Road, Deerfield, Illinois	60015-5611
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 25, 2014 was 166,051,975.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014 and 2013

(In millions, except per share amounts)

(Unaudited)

	2014	2013
Net sales	$966.2	$890.0
Cost of products sold	651.5	589.8
Selling, general and administrative expenses	246.3	240.1
Amortization of intangible assets	4.0	2.6
Restructuring charges	2.3	0.9

Operating income	62.1	56.6
Interest expense	1.9	1.7
Other income, net	(0.5)	(0.2)

Income before income taxes	60.7	55.1
Income tax provision	19.5	17.6

Net income	41.2	37.5
Less: Noncontrolling interests	0.4	0.2

Net income attributable to Home & Security	$40.8	$37.3

Basic earnings per common share	$0.25	$0.23
Diluted earnings per common share	$0.24	$0.22

Comprehensive income	$33.4	$64.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$124.2	$241.4
Accounts receivable, net	482.9	477.1
Inventories	509.5	471.6
Other current assets	148.1	137.3

Total current assets	1,264.7	1,327.4
Property, plant and equipment, net of accumulated depreciation	532.1	534.4
Goodwill	1,518.0	1,519.9
Other intangible assets, net of accumulated amortization	744.9	752.9
Other assets	47.1	43.5

Total assets	$4,106.8	$4,178.1

Liabilities and equity
Current liabilities
Notes payable to banks	$9.7	$6.0
Accounts payable	319.8	343.8
Other current liabilities	237.4	388.9

Total current liabilities	566.9	738.7
Long-term debt	475.0	350.0
Deferred income taxes	247.7	245.8
Other non-current liabilities	177.2	190.5

Total liabilities	1,466.8	1,525.0

Commitments and contingencies (see Note 16)
Equity
Home & Security stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,462.4	2,431.3
Accumulated other comprehensive income	87.8	95.4
Retained earnings	241.8	200.8
Treasury stock	(156.5)	(79.8)

Total Home & Security stockholders’ equity	2,637.2	2,649.4
Noncontrolling interests	2.8	3.7

Total equity	2,640.0	2,653.1

Total liabilities and equity	$4,106.8	$4,178.1

(a)	Common stock, par value $0.01 per share; 170.2 million shares and 169.1 million shares issued at March 31, 2014 and December 31, 2013, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(In millions)

(Unaudited)

	2014	2013
Operating activities
Net income	$41.2	$37.5
Non-cash pre-tax expense (income):
Depreciation	19.5	19.4
Amortization	4.0	2.6
Stock-based compensation	7.8	6.5
Recognition of actuarial losses	0.6	4.6
Deferred income taxes	11.7	7.0
Restructuring charges	1.8	—
Changes in assets and liabilities:
Increase in accounts receivable	(7.7)	(48.3)
Increase in inventories	(39.4)	(23.0)
(Decrease) increase in accounts payable	(22.5)	17.7
(Increase) decrease in other assets	(24.4)	7.6
Decrease in accrued expenses and other liabilities	(149.9)	(103.6)
Increase (decrease) in accrued taxes	0.7	(0.5)

Net cash used in operating activities	(156.6)	(72.5)

Investing activities
Capital expenditures	(21.0)	(14.4)
Proceeds from the disposition of assets	0.1	0.2

Net cash used in investing activities	(20.9)	(14.2)

Financing activities
Increase in short-term debt, net	3.5	0.8
Issuance of long-term debt	185.0	—
Repayment of long-term debt	(60.0)	—
Proceeds from the exercise of stock options	8.2	16.9
Treasury stock purchases	(68.7)	(13.5)
Excess tax benefit from the exercise of stock-based compensation	15.0	6.8
Dividends to stockholders	(19.9)	—
Other financing, net	(1.1)	(1.1)

Net cash provided by financing activities	62.0	9.9

Effect of foreign exchange rate changes on cash	(1.7)	(0.3)

Net decrease in cash and cash equivalents	$(117.2)	$(77.1)

Cash and cash equivalents at beginning of period	$241.4	$336.0
Cash and cash equivalents at end of period	$124.2	$258.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2014 and 2013

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	37.3	—	0.2	37.5
Other comprehensive income	—	—	27.1	—	—	—	27.1
Stock options exercised	—	16.9	—	—	—	—	16.9
Stock-based compensation	—	6.3	—	—	(3.9)	—	2.4
Tax benefit on exercise of stock options	—	6.8	—	—	—	—	6.8
Treasury stock purchase	—	—	—	—	(13.1)	—	(13.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at March 31, 2013	$1.6	$2,354.8	$57.7	$78.3	$(33.9)	$2.7	$2,461.2

Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	40.8	—	0.4	41.2
Other comprehensive income	—	—	(7.6)	—	—	(0.2)	(7.8)
Stock options exercised	—	8.2	—	—	—	—	8.2
Stock-based compensation	—	7.7	—	—	(8.0)	—	(0.3)
Tax benefit on exercise of stock options	—	15.2	—	—	—	—	15.2
Treasury stock purchase	—	—	—	—	(68.7)	—	(68.7)
Other	—	—	—	0.2	—	—	0.2
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at March 31, 2014	$1.7	$2,462.4	$87.8	$241.8	$(156.5)	$2.8	$2,640.0

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

The condensed consolidated balance sheet as of March 31, 2014, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2014 and 2013 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

2.	Recently Issued Accounting Standards

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the definition of discontinued operations and requires expanded disclosures. The amendment is effective for annual periods beginning on or after December 15, 2014 (calendar 2015 for Home & Security). Early adoption is permitted. We do not expect this standard to have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2014	December 31, 2013
Inventories:
Raw materials and supplies	$200.5	$184.6
Work in process	55.6	52.5
Finished products	253.4	234.5

Total inventories	$509.5	$471.6

Property, plant and equipment, gross	$1,538.8	$1,556.1
Less: accumulated depreciation	1,006.7	1,021.7

Property, plant and equipment, net	$532.1	$534.4

4.	Acquisition

In June 2013, our Kitchen & Bath Cabinetry business acquired 100% of the voting equity of Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops for a purchase price of approximately $302 million. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition greatly expanded our offerings of bathroom cabinetry products. Net sales and operating income of WoodCrafters in the first quarter of 2014 were approximately $50 million and $5 million, respectively.

The following table summarizes the preliminary allocation of the purchase price to estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition. This allocation may change after asset and liability valuations are finalized.

(In millions)
Accounts receivable	$41.4
Inventories	25.7
Property, plant and equipment	29.6
Goodwill	142.7
Identifiable intangible assets	89.4
Other assets	8.3

Total assets	337.1
Other liabilities and accruals	35.1

Net assets acquired	$302.0

Goodwill primarily represents expected supply chain synergies. Identifiable intangible assets primarily consisted of customer relationships ($75.9 million) and technology ($9.6 million). The useful lives of these identifiable intangible assets are 18 years and 10 years, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,518.0 million as of March 31, 2014. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Goodwill at December 31, 2013 (a)	$631.7	$569.7	$229.1	$89.4	$1,519.9
Year-to-date translation adjustments	(1.5)	—	—	(0.8)	(2.3)
Acquisition-related adjustments	0.4	—	—	—	0.4

Goodwill at March 31, 2014 (a)	$630.6	$569.7	$229.1	$88.6	$1,518.0

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, and other relevant factors.

The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	As of March 31, 2014				As of December 31, 2013
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(In millions)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$593.6	$(42.0	)(a)	$551.6	$597.2	$(42.0	)(a)	$555.2
Amortizable intangible assets
Tradenames	19.3	(7.5)		11.8	19.6	(7.4)		12.2
Customer and contractual relationships	346.8	(184.2)		162.6	348.6	(182.5)		166.1
Patents/proprietary technology	63.4	(44.5)		18.9	63.2	(43.8)		19.4

Total	429.5	(236.2)		193.3	431.4	(233.7)		197.7

Total identifiable intangibles	$1,023.1	$(278.2)		$744.9	$1,028.6	$(275.7)		$752.9

(a)	Accumulated amortization prior to the adoption of revised Accounting Standards Codification (“ASC”) requirements for Intangibles – Goodwill and Other Assets.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets (Continued)

In the first quarter of 2014, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets. As of December 31, 2013, the fair value of each of our reporting units except for one of the reporting units in the Advanced Material Doors & Windows segment exceeded the carrying value by a substantial margin. The estimated excess fair value of this reporting unit was less than 10%. In addition, for one of the tradenames within this reporting unit, fair value exceeded its carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of this reporting unit or tradename could trigger an impairment. As of March 31, 2014, the book value of the goodwill of this reporting unit and this tradename was $86.1 million and $58.4 million, respectively.

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

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in July 2018. On March 31, 2014 and December 31, 2013, our outstanding borrowings under these facilities were $475.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at March 31, 2014, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. As of March 31, 2014, we were in compliance with all covenants under these facilities.

At March 31, 2014 and December 31, 2013, there were $9.7 million and $6.0 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million in aggregate, as of March 31, 2014 and December 31, 2013. The weighted-average interest rates on these borrowings were 9.8% and 12.1% in the three-month periods ended March 31, 2014 and 2013, respectively.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2014 was $201.9 million, representing a net settlement receivable of $1.2 million. Based on foreign exchange rates as of March 31, 2014, we estimate that $0.1 million of net foreign currency derivative gains included in other comprehensive income as of March 31, 2014 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Financial Instruments (Continued)

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 were:

		Fair Value
(In millions)	Location	March 31, 2014	December 31, 2013
Assets
Foreign exchange contracts	Other current assets	$1.9	$2.1
Net investment hedges	Other current assets	0.6	0.6

	Total assets	$2.5	$2.7
Liabilities
Foreign exchange contracts	Other current liabilities	$1.3	$0.3

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2014 and 2013 were:

		Gain (Loss) Recognized in Income
(In millions) Type of hedge	Location	March 31, 2014	March 31, 2013
Cash flow	Cost of products sold	$0.7	$0.4
Fair value	Other income, net	0.9	(0.2)

Total		$1.6	$0.2

The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of $(0.4) million and $1.6 million at March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014 and 2013, the ineffective portion of cash flow hedges recognized in other income, net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were as follows:

	Fair Value
(In millions)	March 31, 2014	December 31, 2013
Assets
Derivative financial instruments (level 2)	$2.5	$2.7
Deferred compensation program assets (level 1)	3.1	3.5

Total assets	$5.6	$6.2
Liabilities
Derivative financial instruments (level 2)	$1.3	$0.3

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

The carrying value of the Company’s long-term debt as of March 31, 2014 and December 31, 2013 of $475.0 million and $350.0 million, respectively, approximated fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In millions)	2014	2013	2014	2013
Service cost	$2.7	$3.2	$—	$0.1
Interest cost	8.2	7.5	0.2	0.6
Expected return on plan assets	(10.6)	(10.3)	—	—
Recognition of prior service credits	—	—	(10.6)	(7.0)
Recognition of actuarial losses	—	—	0.6	4.6

Net periodic benefit cost	$0.3	$0.4	$(9.8)	$(1.7)

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefits to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $14.7 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.7 million. In the first quarter of 2013, we communicated our decision to amend certain postretirement benefit plans to reduce health benefits for certain current and retired employees and as a result we recognized actuarial losses of $4.6 million in the first quarter of 2013. Liability reductions from these plan amendments are recorded as amortization of prior service cost in net income in accordance with accounting requirements. See Note 15, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income.

10.	Income Taxes

The effective income tax rates for the three months ended March 31, 2014 and 2013 were 32.1% and 31.9%, respectively. The effective tax rate in 2014 was favorably impacted by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective tax rate in 2013 was favorably impacted by the tax benefit associated with the extension of the U.S. research and development credit under the American Taxpayer Relief Act of 2012.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2 million to $3 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
(In millions)	2014	2013
Reserve balance at January 1,	$15.2	$14.3
Provision for warranties issued	5.2	3.9
Settlements made (in cash or in kind)	(5.3)	(4.2)

Reserve balance at March 31,	$15.1	$14.0

12.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2014 and 2013 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$410.9	$345.3	19.0%
Plumbing & Accessories	309.9	308.9	0.3
Advanced Material Windows & Door Systems	130.0	124.2	4.7
Security & Storage	115.4	111.6	3.4

Net sales	$966.2	$890.0	8.6%
Operating Income (Loss)
Kitchen & Bath Cabinetry	$19.9	$14.3	39.2%
Plumbing & Accessories	55.3	55.0	0.5
Advanced Material Windows & Door Systems	(7.7)	(8.5)	9.4
Security & Storage	9.8	12.3	(20.3)
Less: Corporate expenses	(15.2)	(16.5)	7.9

Operating income	$62.1	$56.6	9.7%
Corporate expenses
General and administrative expense	$(16.9)	$(14.3)
Defined benefit plan costs	1.7	(2.2)

Total Corporate expenses	$(15.2)	$(16.5)	7.9%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2014 and 2013 are shown below.

	Three Months Ended March 31, 2014
(In millions)	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$0.1	$—	$0.1
Plumbing & Accessories	0.1	—	0.1
Security & Storage	2.1	0.1	2.2

Total	$2.3	$0.1	$2.4

	Three Months Ended March 31, 2013
(In millions)	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$0.3	$0.3	$0.6
Advanced Material Windows & Door Systems	0.6	—	0.6

Total	$0.9	$0.3	$1.2

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first quarter of 2014 resulted from product line rationalization in the storage product line within our Security & Storage segment. The Company’s restructuring liability was not material as of March 31, 2014 and December 31, 2013.

14.	Earnings Per Share

The computations of earnings per common share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Net income attributable to Home & Security	$40.8	$37.3

Basic earnings per common share	$0.25	$0.23
Diluted earnings per common share	$0.24	$0.22

Basic average shares outstanding	166.2	164.3
Stock-based awards	5.0	6.0

Diluted average shares outstanding	171.2	170.3

Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.2	0.7

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Accumulated Other Comprehensive Income

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments		Accumulated Other Comprehensive Income
Balance at December 31, 2013	$53.3	$0.9	$41.2		$95.4
Amounts classified into accumulated other comprehensive income	(9.8)	(0.2)	9.2	(a)	(0.8)
Amounts reclassified from accumulated other comprehensive income	—	(0.6)	(6.2)		(6.8)

Net current-period other comprehensive income	(9.8)	(0.8)	3.0		(7.6)

Balance at March 31, 2014	$43.5	$0.1	$44.2		$87.8

(a)	See Note 9, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

The reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2014	2013
Gains on cash flow hedges
Foreign exchange contracts	$0.7	$0.4	Cost of products sold
	(0.1)	(0.1)	Tax expense

	$0.6	$0.3	Net of tax
Defined benefit plan items
Recognition of prior service cost	$10.6	$7.0	(a)
Recognition of actuarial losses	(0.6)	(4.6)	(a)

	10.0	2.4	Total before tax
	(3.8)	(1.1)	Tax expense

	$6.2	$1.3	Net of tax

Total reclassifications for the period	$6.8	$1.6	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 9, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security during the three months ended March 31, 2014 and 2013. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 (the “Exchange Act”), as amended, regarding business strategies, market potential, future financial performance and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, which is hereby incorporated herein by reference. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

OVERVIEW (Continued)

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market improve from current levels, we expect the benefits of operating leverage and strategic spending will help us continue to achieve profitable organic growth.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market recovers, we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions and returning cash to shareholders through a combination of dividends and repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013

	Net Sales
(In millions)	2014	2013	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$410.9	$345.3	19.0%
Plumbing & Accessories	309.9	308.9	0.3
Advanced Material Windows & Door Systems	130.0	124.2	4.7
Security & Storage	115.4	111.6	3.4

Net sales	$966.2	$890.0	8.6%

	Operating Income (Loss)
	2014	2013	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$19.9	$14.3	39.2%
Plumbing & Accessories	55.3	55.0	0.5
Advanced Material Windows & Door Systems	(7.7)	(8.5)	9.4
Security & Storage	9.8	12.3	(20.3)
Less: Corporate expenses	(15.2)	(16.5)	7.9

Operating income	$62.1	$56.6	9.7%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $76.2 million, or 9%. The increase was due to the benefit of the acquisition of WoodCrafters (approximately $50 million), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, and price increases to help mitigate material cost increases. These increases were partially offset by the impact of extreme weather in certain regions of the U.S., which we estimate unfavorably impacted net sales by approximately $40 million.

Cost of products sold

Cost of products sold increased $61.7 million, or 10%, due to higher sales volume, inefficiencies related to weather, and investments to support increased manufacturing capacity and long-term growth initiatives, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.2 million, or 3%, due to planned increases in strategic spending to support increased capacity and long-term growth initiatives.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $1.4 million due amortization of identifiable intangible assets associated with the WoodCrafters acquisition.

Restructuring charges

Restructuring charges of $2.3 million in the three months ended March 31, 2014 related to product line rationalization in the storage product line within our Security & Storage segment. Restructuring charges of $0.9 million in the three months ended March 31, 2013 related to supply chain initiatives.

Operating income

Operating income increased $5.5 million, or 10%, primarily due to higher sales volume from our growth initiatives, improving U.S. home products market conditions and benefit from the WoodCrafters acquisition. We estimate the impact of lower sales volume and operating inefficiencies from extreme weather in certain regions of the U.S. unfavorably impacted our results by approximately $20 million. We estimate the acquisition of WoodCrafters benefited operating income by approximately $5 million.

Interest expense

Interest expense increased $0.2 million to $1.9 million due to higher average borrowings, partially offset by lower average interest rates.

Other income, net

Other income, net, was $0.5 million in the three months ended March 31, 2014, compared to $0.2 million in the three months ended March 31, 2013.

Income taxes

The effective income tax rates for the three months ended March 31, 2014 and 2013 were 32.1% and 31.9%, respectively. The effective tax rate in 2014 was favorably impacted by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective tax rate in 2013 was favorably impacted by the tax benefit associated with the extension of the U.S. research and development credit under the American Taxpayer Relief Act of 2012.

Noncontrolling interests

Noncontrolling interest was $0.4 million and $0.2 million in the three months ended March 31, 2014 and 2013, respectively.

Net income attributable to Home & Security

Net income attributable to Home & Security was $40.8 million in the three months ended March 31, 2014 compared to $37.3 million in the three months ended March 31, 2013. The increase of $3.5 million was primarily due to higher operating income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $65.6 million, or 19%, due to the benefit of the acquisition of WoodCrafters and from strength in repair and remodel volume, favorable product mix and price increases to help mitigate raw material increases. Net sales were unfavorably affected by extreme weather in certain regions of the U.S. during the first quarter of 2014.

Operating income increased $5.6 million, or 39%, due to the acquisition of WoodCrafters. Operating income also benefited from price increases, improved product mix and productivity improvements. Operating income was unfavorably impacted by lower sales and operating inefficiencies caused by extreme weather in certain regions of the U.S., increased costs for raw materials (wood-related) and investments to support manufacturing capacity increases for long-term growth.

Plumbing & Accessories

Net sales increased $1.0 million due to higher sales volume in the U.S. driven primarily by improving U.S. market conditions and approximately $5 million in higher sales in China, offset by the adverse impact of weather in certain regions of the U.S. and lower sales in Canada.

Operating income increased $0.3 million, or 1%. Benefits from cost saving initiatives were offset by the impact of extreme weather in certain regions of the U.S. and planned strategic and supply chain initiatives to increase capacity for long-term growth.

Advanced Material Windows & Door Systems

Net sales increased $5.8 million, or 5%, due to higher sales volume of door systems driven primarily by improved conditions in the U.S. home products market and favorable product mix, partially offset by the adverse impact of weather in certain regions of the U.S. Net sales of door systems grew $5.9 million, or 8%, while net sales of window products were flat.

The operating loss of $7.7 million decreased by $0.8 million, or 9%, due to the absence of 2013 restructuring charges of $0.6 million. The benefits from higher net sales and cost savings initiatives were offset by costs related to capacity investments and inefficiencies from extreme weather.

Security & Storage

Net sales increased $3.8 million, or 3%. Net sales of security products increased $3.2 million, or 4%, due to higher retail and international sales volume. Net sales of storage products increased $0.6 million, or 2%, due to higher sales volume, partially offset by higher promotional costs.

Operating income decreased $2.5 million, or 20%, due to $2.2 million in restructuring and other charges primarily related to product line rationalization in the storage product line. Operating income benefits from higher net sales were offset by higher promotional costs, unfavorable product mix and higher administrative expenses.

RESULTS OF OPERATIONS (Continued)

Corporate

Corporate expenses decreased $1.3 million due to lower actuarial losses ($4.0 million) recognized in the first quarter of 2014 compared to 2013 that related to defined benefit plan amendments that required a remeasurement of certain postretirement benefit liabilities. General and administrative expenses increased $2.6 million primarily due to higher information technology costs and the timing of certain group insurance expenses.

(In millions)	Three Months Ended
	March 31,
	2014	2013
General and administrative expense	$(16.9)	$(14.3)
Defined benefit plan income	2.3	2.4
Defined benefit plan recognition of actuarial losses	(0.6)	(4.6)

Total Corporate expenses	$(15.2)	$(16.5)

In future periods the Company may record, in the Corporate segment, material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurements due to plan amendments and settlements may also occur in interim periods during the year. Remeasurement of these liabilities attributable to updating our liability discount rates and expected return on assets may, in particular, result in material income or expense recognition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit facilities. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. In 2013, our Board of Directors declared a regular cash dividend of $0.10 per share of our outstanding common stock that was increased to $0.12 per share of our outstanding common stock beginning with the dividend payable in the first quarter of 2014.

On July 25, 2012, our Board of Directors approved a share repurchase program (the “2012 Program”) that authorizes the Company to repurchase up to $150 million of shares of our outstanding common stock over the three years ending July 25, 2015. On February 25, 2014, our Board of Directors approved a second repurchase program that authorizes the Company to repurchase up to an additional $150 million of shares of our outstanding common stock over the two years ending February 25, 2016. In the first quarter of 2014, we repurchased 1,555,700 shares of our outstanding common stock under the 2012 Program for $68.7 million. As of March 31, 2014, the Company’s total remaining share repurchase authorization under both programs was $170.5 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of approximately $302 million, subject to certain post-closing adjustments. The Company paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2013 entitled “Item 1A. Risk Factors.”

On March 31, 2014, we had cash and cash equivalents of $124.2 million, of which $113.8 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in July 2018. Both facilities are to be used for general corporate purposes. On March 31, 2014 and December 31, 2013, our outstanding borrowings under these facilities were $475.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At March 31, 2014, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2014 and 2013.

(In millions)	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(156.6)	$(72.5)
Net cash used in investing activities	(20.9)	(14.2)
Net cash provided by financing activities	62.0	9.9
Effect of foreign exchange rate changes on cash	(1.7)	(0.3)

Net decrease in cash and cash equivalents	$(117.2)	$(77.1)

Net cash used in operating activities was $156.6 million in the three months ended March 31, 2014 compared to $72.5 million in the three months ended March 31, 2013. The increase in cash used of $84.1 million was primarily due to higher incentive compensation and customer program payments in the first quarter of 2014 compared to 2013 (approximately $35 million in aggregate), as well as higher working capital levels to support higher sales.

Net cash used in investing activities was $20.9 million in the three months ended March 31, 2014 compared to $14.2 million in the three months ended March 31, 2013. The increase of $6.7 million was due to higher capital spending.

Net cash provided by financing activities was $62.0 million in the three months ended March 31, 2014 compared to $9.9 million in the three months ended March 31, 2013. The increase in cash provided of $52.1 million was primarily due to higher net borrowings of $127.7 million and the excess tax benefit on the exercise of stock-based compensation ($8.2 million), partially offset by higher stock purchases in 2014 compared to 2013 ($55.2 million), the 2014 dividend of $19.9 million and lower proceeds from the exercise of stock options ($8.7 million).

Pension Plans

Subsidiaries of Home & Security sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2013, the fair value of our total pension plan assets was $583.8 million, representing 90% of the accumulated benefit obligation liability. In 2014, we expect to make pension contributions of approximately $10 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the definition of discontinued operations and requires expanded disclosures. The amendment is effective for annual periods beginning on or after December 15, 2014 (calendar 2015 for Home & Security). Early adoption is permitted. We do not expect this standard to have a material effect on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2014:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2014	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	280,000	$44.36	280,000	$76,750,722
February 1 – February 28	1,275,700	44.07	1,275,700	170,528,972
March 1 – March 31	—	—	—	170,528,972

Total	1,555,700	$44.12	1,555,700

(a)	The Company purchased 1,555,700 shares between January 1, 2014 and February 28, 2014 pursuant to the Company’s share repurchase program approved by the Company’s Board of Directors on July 25, 2012 and announced on July 26, 2012 that authorizes repurchases up to $150 million of shares of our outstanding common stock through July 25, 2015 and the Company’s share repurchase program approved and announced by the Company’s Board of Directors on February 25, 2014 that authorizes the repurchase of $150 million of additional shares of our outstanding common stock through February 25, 2016.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 1, 2014	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.