Form 10-Q
period 2014-06-30
Fortune Brands Home & Security, Inc.
filed 2014-07-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 25, 2014 was 158,471,423.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2014 and 2013

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net sales	$2,108.4	$1,930.4	$1,142.2	$1,040.4
Cost of products sold	1,393.3	1,253.2	741.8	663.4
Selling, general and administrative expenses	505.3	507.8	259.0	267.7
Amortization of intangible assets	8.0	5.1	4.0	2.5
Restructuring charges	3.1	1.2	0.8	0.3

Operating income	198.7	163.1	136.6	106.5
Interest expense	4.0	3.4	2.1	1.7
Other expense, net	0.3	5.9	0.8	6.1

Income before income taxes	194.4	153.8	133.7	98.7
Income tax provision	59.6	52.1	40.1	34.5

Net income	134.8	101.7	93.6	64.2
Less: Noncontrolling interests	0.7	0.4	0.3	0.2

Net income attributable to Home & Security	$134.1	$101.3	$93.3	$64.0

Basic earnings per common share	$0.81	$0.61	$0.57	$0.39
Diluted earnings per common share	$0.79	$0.59	$0.55	$0.37

Comprehensive income	$126.9	$123.2	$93.5	$58.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$145.0	$241.4
Accounts receivable, net	535.3	477.1
Inventories	521.2	471.6
Other current assets	135.6	137.3

Total current assets	1,337.1	1,327.4
Property, plant and equipment, net of accumulated depreciation	540.2	534.4
Goodwill	1,520.6	1,519.9
Other intangible assets, net of accumulated amortization	744.2	752.9
Other assets	48.0	43.5

Total assets	$4,190.1	$4,178.1

Liabilities and equity
Current liabilities
Notes payable to banks	$10.1	$6.0
Accounts payable	337.7	343.8
Other current liabilities	297.1	388.9

Total current liabilities	644.9	738.7
Long-term debt	595.0	350.0
Deferred income taxes	243.4	245.8
Other non-current liabilities	175.2	190.5

Total liabilities	1,658.5	1,525.0

Commitments and contingencies (see Note 17)
Equity
Home & Security stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,476.1	2,431.3
Accumulated other comprehensive income	87.8	95.4
Retained earnings	315.6	200.8
Treasury stock	(352.6)	(79.8)

Total Home & Security stockholders’ equity	2,528.6	2,649.4
Noncontrolling interests	3.0	3.7

Total equity	2,531.6	2,653.1

Total liabilities and equity	$4,190.1	$4,178.1

(a)	Common stock, par value $0.01 per share; 170.4 million shares and 169.1 million shares issued at June 30, 2014 and December 31, 2013, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(In millions)

(Unaudited)

	2014	2013
Operating activities
Net income	$134.8	$101.7
Non-cash pre-tax expense:
Depreciation	39.6	37.7
Amortization	8.0	5.1
Stock-based compensation	15.8	13.8
Recognition of actuarial losses	0.6	5.4
Deferred income taxes	6.6	4.9
Restructuring charges	0.4	—
Asset impairment charge	—	6.2
Changes in assets and liabilities:
Increase in accounts receivable	(58.2)	(81.3)
Increase in inventories	(50.0)	(56.5)
(Decrease) increase in accounts payable	(6.0)	47.8
(Increase) decrease in other assets	(11.8)	12.9
Decrease in accrued expenses and other liabilities	(131.2)	(66.2)
Increase in accrued taxes	20.7	14.4

Net cash (used in) provided by operating activities	(30.7)	45.9

Investing activities
Capital expenditures	(47.6)	(31.2)
Proceeds from the disposition of assets	0.1	0.3
Cost of acquisition, net of cash	—	(299.4)

Net cash used in investing activities	(47.5)	(330.3)

Financing activities
Increase in short-term debt, net	3.9	1.1
Issuance of long-term debt	480.0	180.0
Repayment of long-term debt	(235.0)	(120.0)
Proceeds from the exercise of stock options	11.0	28.8
Treasury stock purchases(a)	(255.0)	(13.5)
Excess tax benefit from the exercise of stock-based compensation	18.6	13.1
Dividends to stockholders	(39.5)	(16.5)
Other financing, net	(1.1)	(1.1)

Net cash (used in) provided by financing activities	(17.1)	71.9

Effect of foreign exchange rate changes on cash	(1.1)	0.1

Net decrease in cash and cash equivalents	$(96.4)	$(212.4)

Cash and cash equivalents at beginning of period	$241.4	$336.0
Cash and cash equivalents at end of period	$145.0	$123.6

(a)	Treasury stock repurchases exclude repurchases of $9.8 million in June 2014 that were not settled until July 2014.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2014 and 2013

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	101.3	—	0.4	101.7
Other comprehensive income	—	—	21.5	—	—	—	21.5
Stock options exercised	—	28.8	—	—	—	—	28.8
Stock-based compensation	—	13.4	—	—	(4.1)	—	9.3
Tax benefit on exercise of stock options	—	13.1	—	—	—	—	13.1
Treasury stock purchase	—	—	—	—	(13.1)	—	(13.1)
Dividends ($0.10 per Common share)	—	—	—	(16.5)	—	—	(16.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at June 30, 2013	$1.6	$2,380.1	$52.1	$125.8	$(34.1)	$2.9	$2,528.4

Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	134.1	—	0.7	134.8
Other comprehensive income	—	—	(7.6)	—	—	(0.3)	(7.9)
Stock options exercised	—	11.0	—	—	—	—	11.0
Stock-based compensation	—	15.4	—	—	(8.0)	—	7.4
Tax benefit on exercise of stock options	—	18.4	—	—	—	—	18.4
Treasury stock purchase	—	—	—	—	(264.8)	—	(264.8)
Dividends ($0.12 per Common share)	—	—	—	(19.3)	—	—	(19.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at June 30, 2014	$1.7	$2,476.1	$87.8	$315.6	$(352.6)	$3.0	$2,531.6

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

The condensed consolidated balance sheet as of June 30, 2014, the related condensed consolidated statements of comprehensive income for the six-month and three-month periods ended June 30, 2014 and 2013 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Interim results may not be indicative of results for a full year.

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

2. Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 (calendar year 2017 for Home & Security). We are assessing the impact the adoption of this standard will have on our financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the definition of discontinued operations and requires expanded disclosures. The amendment is effective for annual periods beginning on or after December 15, 2014 (calendar year 2015 for Home & Security). Early adoption is permitted. We do not expect this standard to have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2014	December 31, 2013
Inventories:
Raw materials and supplies	$204.0	$184.6
Work in process	54.9	52.5
Finished products	262.3	234.5

Total inventories	$521.2	$471.6

Property, plant and equipment, gross	$1,566.1	$1,556.1
Less: accumulated depreciation	1,025.9	1,021.7

Property, plant and equipment, net	$540.2	$534.4

4. Acquisition

In June 2013, our Kitchen & Bath Cabinetry business acquired 100% of the voting equity of Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops for a purchase price of $302 million. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition greatly expanded our offerings of bathroom cabinetry products. Net sales and operating income of WoodCrafters in the second quarter of 2014 were approximately $50 million and $7 million, respectively, and in the first six months of 2014 were approximately $100 million and $12 million, respectively.

The following table summarizes the final allocation of the purchase price to fair values of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$41.4
Inventories	25.7
Property, plant and equipment	29.6
Goodwill	143.4
Identifiable intangible assets	89.4
Other assets	7.3

Total assets	336.8
Other liabilities and accruals	34.8

Net assets acquired	$302.0

Goodwill primarily represents expected supply chain synergies. Identifiable intangible assets primarily consisted of customer relationships ($75.9 million) and technology ($9.6 million). The useful lives of these identifiable intangible assets are 18 years and 10 years, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $1,520.6 million as of June 30, 2014. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Kitchen & Bath Cabinetry	Plumbing & Accessories	Advanced Material Windows & Door Systems	Security & Storage	Total Goodwill
Goodwill at December 31, 2013 (a)	$631.7	$569.7	$229.1	$89.4	$1,519.9
Year-to-date translation adjustments	0.1	—	—	(0.1)	—
Acquisition-related adjustments	0.7	—	—	—	0.7

Goodwill at June 30, 2014 (a)	$632.5	$569.7	$229.1	$89.3	$1,520.6

(a)	Net of accumulated impairment losses of $541.4 million ($451.3 million in the Advanced Material Windows & Door Systems segment and $90.1 million in the Security & Storage segment).

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

The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

(In millions)	As of June 30, 2014				As of December 31, 2013
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$596.6	$(42.0	)(a)	$554.6	$597.2	$(42.0	)(a)	$555.2
Amortizable intangible assets
Tradenames	19.6	(7.9)		11.7	19.6	(7.4)		12.2
Customer and contractual relationships	348.3	(188.7)		159.6	348.6	(182.5)		166.1
Patents/proprietary technology	63.5	(45.2)		18.3	63.2	(43.8)		19.4

Total	431.4	(241.8)		189.6	431.4	(233.7)		197.7

Total identifiable intangibles	$1,028.0	$(283.8)		$744.2	$1,028.6	$(275.7)		$752.9

(a)	Accumulated amortization prior to the adoption of revised Accounting Standards Codification (“ASC”) requirements for Intangibles – Goodwill and Other Assets.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Identifiable Intangible Assets (Continued)

In the first half of 2014, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets. As of December 31, 2013, the fair value of each of our reporting units except for one of the reporting units in the Advanced Material Doors & Windows segment exceeded the carrying value by a substantial margin. The estimated excess fair value of this reporting unit was less than 10%. In addition, for one of the tradenames within this reporting unit, fair value exceeded its carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of this reporting unit or tradename could trigger an impairment. As of June 30, 2014, the book values of the goodwill of this reporting unit and this tradename were $86.1 million and $58.4 million, respectively.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. External Debt and Financing Arrangements

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in July 2018. On June 30, 2014 and December 31, 2013, our outstanding borrowings under these facilities were $595.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at June 30, 2014, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. As of June 30, 2014, we were in compliance with all covenants under these facilities.

At June 30, 2014 and December 31, 2013, there were $10.1 million and $6.0 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. These amounts pertained to uncommitted bank lines of credit in China and India, which provide for unsecured borrowings for working capital of up to $22.7 million in aggregate, as of June 30, 2014 and December 31, 2013. The weighted-average interest rates on these borrowings were 7.2% and 12.4% in the six-month periods ended June 30, 2014 and 2013, respectively. The weighted-average interest rates on these borrowings were 5.3% and 12.6% in the three-month periods ended June 30, 2014 and 2013, respectively.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2014 was $259.3 million, representing a net settlement liability of $3.0 million. Based on foreign exchange rates as of June 30, 2014, we estimate that $2.4 million of net foreign currency derivative gains included in other comprehensive income as of June 30, 2014 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Financial Instruments (Continued)

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 were:

(In millions)		Fair Value
	Location	June 30, 2014	December 31, 2013
Assets
Foreign exchange contracts	Other current assets	$0.6	$2.1
Net investment hedges	Other current assets	—	0.6

	Total assets	$0.6	$2.7
Liabilities
Foreign exchange contracts	Other current liabilities	$3.2	$0.3
Commodity contracts	Other current liabilities	0.1	—
Net investment hedges	Other current liabilities	0.4	—

	Total current liabilities	$3.7	$0.3

The effects of derivative financial instruments on the statements of comprehensive income for the six and three months ended June 30, 2014 and 2013 were:

(In millions)		Gain Recognized in Income
		Six Months Ended June 30,
Type of hedge	Location	2014	2013
Cash flow	Cost of products sold	$0.6	$1.4
Fair value	Other expense, net	0.8	—

Total		$1.4	$1.4

(In millions)		(Loss) Gain Recognized in Income
		Three Months Ended June 30,
Type of hedge	Location	2014	2013
Cash flow	Cost of products sold	$(0.1)	$1.0
Fair value	Other expense, net	(0.1)	0.2

Total		$(0.2)	$1.2

The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of $(2.9) million and $2.3 million in the six months ended June 30, 2014 and 2013, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of $(2.5) million and $0.7 million in the three months ended June 30, 2014 and 2013, respectively. In the six and three months ended June 30, 2014 and 2013, the ineffective portion of cash flow hedges recognized in other expense, net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 were as follows:

(In millions)	Fair Value
	June 30, 2014	December 31, 2013
Assets
Derivative financial instruments (level 2)	$0.6	$2.7
Deferred compensation program assets (level 1)	3.2	3.5

Total assets	$3.8	$6.2
Liabilities
Derivative financial instruments (level 2)	$3.7	$0.3

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

The carrying value of the Company’s long-term debt as of June 30, 2014 and December 31, 2013 of $595.0 million and $350.0 million, respectively, approximated fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are Level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Defined Benefit Plans

The components of net periodic benefit cost (income) for pension and postretirement benefits for the six and three months ended June 30, 2014 and 2013 were as follows:

(In millions)	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Service cost	$5.4	$6.3	$—	$0.2
Interest cost	16.2	15.0	0.4	1.0
Expected return on plan assets	(21.1)	(20.8)	—	—
Recognition of prior service credits	0.1	0.1	(17.7)	(15.8)
Recognition of actuarial losses	—	0.1	0.6	5.3

Net periodic benefit cost (income)	$0.6	$0.7	$(16.7)	$(9.3)

(In millions)	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Service cost	$2.7	$3.1	$—	$0.1
Interest cost	8.0	7.5	0.2	0.4
Expected return on plan assets	(10.5)	(10.5)	—	—
Recognition of prior service credits	0.1	0.1	(7.1)	(8.8)
Recognition of actuarial losses	—	0.1	—	0.7

Net periodic benefit cost (income)	$0.3	$0.3	$(6.9)	$(7.6)

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefits to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $14.7 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.7 million. In the first quarter of 2013, we communicated our decision to amend certain postretirement benefit plans to reduce health benefits for certain current and retired employees and as a result we recognized actuarial losses of $4.6 million in the first quarter of 2013. Liability reductions from these plan amendments are recorded as amortization of prior service cost in net income in accordance with accounting requirements. See Note 16, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

The effective income tax rates for the six months ended June 30, 2014 and 2013 were 30.7% and 33.9%, respectively. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective income tax rate in 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012.

The effective income tax rates for the three months ended June 30, 2014 and 2013 were 30.0% and 35.0%, respectively. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective income tax rate in 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2 million to $6 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

11. Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2014 and 2013, respectively.

(In millions)	Six Months Ended June 30,
	2014	2013
Reserve balance at January 1,	$15.2	$14.3
Provision for warranties issued	12.1	9.2
Settlements made (in cash or in kind)	(11.5)	(9.2)

Reserve balance at June 30,	$15.8	$14.3

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Information on Business Segments

Net sales and operating income for the six months ended June 30, 2014 and 2013 by segment were as follows:

(In millions)	Six Months Ended June 30,
	2014	2013	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$878.8	$737.7	19.1%
Plumbing & Accessories	650.0	631.5	2.9
Advanced Material Windows & Door Systems	322.9	300.7	7.4
Security & Storage	256.7	260.5	(1.5)

Net sales	$2,108.4	$1,930.4	9.2%
Operating Income
Kitchen & Bath Cabinetry	$66.0	$49.7	32.8%
Plumbing & Accessories	126.8	110.3	15.0
Advanced Material Windows & Door Systems	7.4	1.3	469.2
Security & Storage	29.6	38.6	(23.3)
Less: Corporate expenses	(31.1)	(36.8)	15.5

Operating income	$198.7	$163.1	21.8%
Corporate expenses
General and administrative expense	$(35.1)	$(36.3)
Defined benefit plan costs	4.0	(0.5)

Total Corporate expenses	$(31.1)	$(36.8)	15.5%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Information on Business Segments (Continued)

Net sales and operating income for the three months ended June 30, 2014 and 2013 by segment were as follows:

	Three Months Ended June 30,
(In millions)	2014	2013	% Change vs. Prior Year
Net Sales
Kitchen & Bath Cabinetry	$467.9	$392.4	19.2%
Plumbing & Accessories	340.1	322.6	5.4
Advanced Material Windows & Door Systems	192.9	176.5	9.3
Security & Storage	141.3	148.9	(5.1)

Net sales	$1,142.2	$1,040.4	9.8%
Operating Income
Kitchen & Bath Cabinetry	$46.1	$35.4	30.2%
Plumbing & Accessories	71.5	55.3	29.3
Advanced Material Windows & Door Systems	15.1	9.8	54.1
Security & Storage	19.8	26.3	(24.7)
Less: Corporate expenses	(15.9)	(20.3)	21.7

Operating income	$136.6	$106.5	28.3%
Corporate expenses
General and administrative expense	$(18.2)	$(22.0)
Defined benefit plan costs	2.3	1.7

Total Corporate expenses	$(15.9)	$(20.3)	21.7%

13. Other Expense, Net

The components of other expense, net, were as follows:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Asset impairment charge	$—	$6.2	$—	$6.2
Other	0.3	(0.3)	0.8	(0.1)

Total other expense, net	$0.3	$5.9	$0.8	$6.1

In the second quarter of 2013, we recorded a $6.2 million impairment charge pertaining to a cost method investment due to an other-than-temporary decline in the fair value of the investment. As a result of the impairment, the carrying value of the investment has been reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2014 and 2013 are shown below.

(In millions)	Six Months Ended June 30, 2014
	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$0.3	$—	$0.3
Plumbing & Accessories	(0.9)	(0.6)	(1.5)
Security & Storage	2.1	0.1	2.2
Corporate	1.6	—	1.6

Total	$3.1	$(0.5)	$2.6

(In millions)	Six Months Ended June 30, 2013
	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$0.5	$—	$0.5
Advanced Material Windows & Door Systems	0.7	—	0.7

Total	$1.2	$—	$1.2

(In millions)	Three Months Ended June 30, 2014
	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$0.2	$—	$0.2
Plumbing & Accessories	(1.0)	(0.6)	(1.6)
Corporate	1.6	—	1.6

Total	$0.8	$(0.6)	$0.2

(In millions)	Three Months Ended June 30, 2013
	Restructuring Charges	Other Charges (a)	Total Charges
Kitchen & Bath Cabinetry	$0.2	$(0.3)	$(0.1)
Advanced Material Windows & Door Systems	0.1	—	0.1

Total	$0.3	$(0.3)	$—

(a)	“Other Charges,” which were recorded in cost of products sold, represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables, allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first six months of 2014 resulted from product line rationalization in the storage product line within our Security & Storage segment and severance charges in Corporate, partially offset by a benefit from release of a foreign currency gain associated with the dissolution of a foreign entity in the Plumbing & Accessories segment. The Company’s restructuring liability was not material as of June 30, 2014 and December 31, 2013.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Home & Security	$134.1	$101.3	$93.3	$64.0

Basic earnings per common share	$0.81	$0.61	$0.57	$0.39
Diluted earnings per common share	$0.79	$0.59	$0.55	$0.37

Basic average shares outstanding	165.2	164.9	164.2	165.4
Stock-based awards	4.8	5.9	4.5	5.9

Diluted average shares outstanding	170.0	170.8	168.7	171.3

Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.4	1.2	0.6	0.9

16. Accumulated Other Comprehensive Income

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$53.3	$0.9	$41.2	$95.4
Amounts classified into accumulated other comprehensive income	(3.4)	(2.2)	9.1 (a)	3.5
Amounts reclassified from accumulated other comprehensive income	—	(0.5)	(10.6)	(11.1)

Net current-period other comprehensive income	(3.4)	(2.7)	(1.5)	(7.6)

Balance at June 30, 2014	$49.9	$(1.8)	$39.7	$87.8

(a)	See Note 9, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Accumulated Other Comprehensive Income (Continued)

The reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2014	2013
Gains on cash flow hedges
Foreign exchange contracts	$0.6	$1.5	Cost of products sold
Commodity contracts	—	(0.1)	Cost of products sold

	0.6	1.4	Total before tax
	(0.1)	(0.4)	Tax expense

	$0.5	$1.0	Net of tax
Defined benefit plan items
Recognition of prior service cost	$17.6	$15.7	(a)
Recognition of actuarial losses	(0.6)	(5.4)	(a)

	17.0	10.3	Total before tax
	(6.4)	(4.0)	Tax expense

	$10.6	$6.3	Net of tax

Total reclassifications for the period	$11.1	$7.3	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2014	2013
(Loss) gain on cash flow hedges
Foreign exchange contracts	$(0.1)	$1.1	Cost of products sold
Commodity contracts	—	(0.1)	Cost of products sold

	(0.1)	1.0	Total before tax
	—	(0.3)	Tax expense

	$(0.1)	$0.7	Net of tax
Defined benefit plan items
Recognition of prior service cost	$7.0	$8.7	(a)
Recognition of actuarial losses	—	(0.8)	(a)

	7.0	7.9	Total before tax
	(2.6)	(2.9)	Tax expense

	$4.4	$5.0	Net of tax

Total reclassifications for the period	$4.3	$5.7	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 9, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Contingencies

Litigation

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material effect upon our results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested.

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security during the six months ended June 30, 2014 and 2013. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

18. Subsequent Event

On July 29, 2014, the Company acquired Sentry Safe, a leading manufacturer of personal safes with estimated annual sales of $150 million, for a purchase price of $117.5 million in cash, subject to certain post-closing adjustments. The purchase price was funded from existing credit facilities. This acquisition broadens our product offering within our Master Lock business. An allocation of the purchase price will be completed after asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934 (the “Exchange Act”), as amended, regarding business strategies, market potential, future financial performance, our raw material costs, the activities of our competitors and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market continues to improve, we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions and returning cash to shareholders through a combination of dividends and repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. We believe that the U.S. market for our home products is in the early stages of a multi-year recovery and that continued improvement will largely depend on consumer confidence, employment, home prices and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We may be impacted by fluctuations in raw material and transportation costs and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

On July 29, 2014, the Company acquired Sentry Safe, a leading manufacturer of personal safes with estimated annual sales of $150 million, for a purchase price of $117.5 million in cash, subject to certain post-closing adjustments. The purchase price was funded from our existing credit facilities. This acquisition broadens our product offering within our Master Lock business. An allocation of the purchase price will be completed after asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops. The financial results of WoodCrafters are included in the Company’s results of operations and cash flows beginning in the third quarter of 2013.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013

(In millions)	Net Sales
	2014	2013	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$878.8	$737.7	19.1%
Plumbing & Accessories	650.0	631.5	2.9
Advanced Material Windows & Door Systems	322.9	300.7	7.4
Security & Storage	256.7	260.5	(1.5)

Net sales	$2,108.4	$1,930.4	9.2%

	Operating Income
	2014	2013	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$66.0	$49.7	32.8%
Plumbing & Accessories	126.8	110.3	15.0
Advanced Material Windows & Door Systems	7.4	1.3	469.2
Security & Storage	29.6	38.6	(23.3)
Less: Corporate expenses	(31.1)	(36.8)	15.5

Operating income	$198.7	$163.1	21.8%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Net Sales

Net sales increased $178.0 million, or 9%. The increase was due to the benefit of the acquisition of WoodCrafters (approximately $100 million), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products and price increases to help mitigate material cost increases. These increases were partially offset by the impact of extreme weather in certain regions of the U.S. during the first quarter of 2014 and approximately $10 million of unfavorable foreign exchange.

Cost of products sold

Cost of products sold increased $140.1 million, or 11%, due to higher sales volume, higher costs associated with manufacturing capacity increases to support long-term growth and inefficiencies related to extreme weather in the first quarter of 2014. These cost increases were partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $2.5 million due to the timing of spending and lower employee-related costs, partially offset by higher volume-related costs.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $2.9 million due to amortization of identifiable intangible assets associated with the WoodCrafters acquisition.

Restructuring charges

Restructuring charges of $3.1 million in the six months ended June 30, 2014 related to product line rationalization in the storage product line within our Security & Storage segment in the first quarter of 2014 and Corporate severance charges in the second quarter, partially offset by a benefit from a foreign currency gain associated with dissolution of a foreign entity in the Plumbing & Accessories segment. Restructuring charges of $1.2 million in the six months ended June 30, 2013 related to supply chain initiatives.

Operating income

Operating income increased $35.6 million, or 22%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, benefit from the WoodCrafters acquisition (approximately $12 million) and lower selling, general and administrative expenses. Operating income was unfavorably impacted by planned costs associated with manufacturing capacity increases to support long-term growth, as well as inefficiencies resulting from extreme weather in the first quarter of 2014.

Interest expense

Interest expense increased $0.6 million due to higher average borrowings, partially offset by lower average interest rates.

Other expense, net

Other expense, net, was $0.3 million in the six months ended June 30, 2014, compared to $5.9 million in the six months ended June 30, 2013. The decrease of $5.6 million was due to a $6.2 million impairment charge pertaining to a cost method investment in 2013.

Income taxes

The effective income tax rates for the six months ended June 30, 2014 and 2013 were 30.7% and 33.9%, respectively. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective income tax rate in 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012.

Noncontrolling interests

Noncontrolling interest was $0.7 million and $0.4 million in the six months ended June 30, 2014 and 2013, respectively.

RESULTS OF OPERATIONS (Continued)

Net income attributable to Home & Security

Net income attributable to Home & Security was $134.1 million in the six months ended June 30, 2014 compared to $101.3 million in the six months ended June 30, 2013. The increase of $32.8 million was primarily due to higher operating income, a decrease in other expense, net, and the impact of the lower effective income tax rate.

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $141.1 million, or 19%, due primarily to the benefit of the acquisition of WoodCrafters and strength in repair and remodel market volume. Net sales also benefited from price increases to help mitigate raw material cost increases and favorable product mix. Net sales were unfavorably affected by extreme weather in certain regions of the U.S. during the first quarter of 2014 and approximately $5 million of unfavorable foreign exchange.

Operating income increased $16.3 million, or 33%, due to the acquisition of WoodCrafters. Operating income also benefited from price increases to help mitigate raw material cost increases (wood-related), productivity improvements and improved product mix. Operating income was unfavorably impacted by higher costs associated with manufacturing capacity increases to support long-term growth and operating inefficiencies caused by extreme weather in certain regions of the U.S. in the first quarter of 2014.

Plumbing & Accessories

Net sales increased $18.5 million, or 3%, due to higher sales volume in the U.S. driven primarily by improving U.S. market conditions, price increases to help mitigate raw material cost increases and approximately $10 million in higher international sales including China and Canada. These benefits were partially offset by the adverse impact of weather in certain regions of the U.S. in the first quarter of 2014 and approximately $5 million of unfavorable foreign exchange.

Operating income increased $16.5 million, or 15%, due to higher sales volume, cost saving initiatives, and lower selling, general and administrative expenses due to the timing of spending. These benefits were partially offset by planned strategic and supply chain initiatives to increase capacity for long-term growth and the impact of extreme weather in certain regions of the U.S. in the first quarter of 2014.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Advanced Material Windows & Door Systems

Net sales increased $22.2 million, or 7%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market and price increases to help mitigate raw material cost increases, partially offset by the adverse impact of extreme weather in certain regions of the U.S in the first quarter of 2014. Net sales of door systems grew $17.0 million, or 10%, and net sales of window products increased $5.2 million, or 4%.

Operating income increased $6.1 million in the first half of 2014 to $7.4 million, compared to $1.3 million in the same period of 2013, due to higher sales volume. Operating income also benefited from price increases to help mitigate raw material cost increases and cost savings initiatives. These benefits were partially offset by higher costs related to planned capacity investments and inefficiencies from extreme weather in the first quarter of 2014.

Security & Storage

Net sales decreased $3.8 million, or 1%. Net sales of storage products were down $8.3 million, or 12%, due to the timing of new product introductions, lower overall demand for tool storage and the exit from some lower margin storage product lines. Net sales of security products increased $4.5 million, or 2%, due to higher sales volume.

Operating income decreased $9.0 million, or 23%, due to higher raw material costs, $2.2 million in restructuring and other charges primarily related to product line rationalization in the storage product line, lower sales of storage products, and higher selling and administrative expenses to support long-term growth in security products. Operating income benefited from higher sales volume of security products.

Corporate

Corporate expenses decreased $5.7 million due to lower actuarial losses ($4.8 million) recognized in the first six months of 2014 compared to 2013. These losses related to defined benefit plan amendments that required a remeasurement of certain postretirement benefit liabilities. General and administrative expenses decreased $1.2 million primarily due to lower consulting expense, employee-related costs and transaction expenses associated with acquisition-related activities.

(In millions)	Six Months Ended
	June 30,
	2014	2013
General and administrative expense	$(35.1)	$(36.3)
Defined benefit plan costs	4.6	4.9
Defined benefit plan recognition of actuarial losses	(0.6)	(5.4)

Total Corporate expenses	$(31.1)	$(36.8)

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

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

(In millions)	Net Sales
	2014	2013	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$467.9	$392.4	19.2%
Plumbing & Accessories	340.1	322.6	5.4
Advanced Material Windows & Door Systems	192.9	176.5	9.3
Security & Storage	141.3	148.9	(5.1)

Net sales	$1,142.2	$1,040.4	9.8%

	Operating Income
	2014	2013	% Change vs. Prior Year
Kitchen & Bath Cabinetry	$46.1	$35.4	30.2%
Plumbing & Accessories	71.5	55.3	29.3
Advanced Material Windows & Door Systems	15.1	9.8	54.1
Security & Storage	19.8	26.3	(24.7)
Less: Corporate expenses	(15.9)	(20.3)	21.7

Operating income	$136.6	$106.5	28.3%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $101.8 million, or 10%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, the benefit of the acquisition of WoodCrafters (approximately $50 million) and price increases to help mitigate material cost increases, partially offset by unfavorable foreign exchange of approximately $5 million.

Cost of products sold

Cost of products sold increased $78.4 million, or 12%, due to higher sales volume and higher costs associated with manufacturing capacity increases to support long-term growth, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $8.7 million, or 3%, primarily due to the timing of spending and lower employee-related costs.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $1.5 million due to the amortization of identifiable intangible assets associated with the WoodCrafters acquisition.

Restructuring charges

Restructuring charges of $0.8 million in the three months ended June 30, 2014 primarily related to Corporate severance costs, partially offset by a benefit from a foreign currency gain associated with dissolution of a foreign entity in the Plumbing & Accessories segment. Restructuring charges of $0.3 million in the three months ended June 30, 2013, related to supply chain initiatives.

Operating income

Operating income increased $30.1 million, or 28%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, as well as benefit from the WoodCrafters acquisition (approximately $7 million) and lower selling, general and administrative expenses. These benefits were partially offset by higher costs associated with manufacturing capacity increases to support long-term growth.

Interest expense

Interest expense increased $0.4 million to $2.1 million due to higher average borrowings, partially offset by lower average interest rates.

Other expense, net

Other expense, net, was $0.8 million in the three months ended June 30, 2014, compared to $6.1 million in the three months ended June 30, 2013. The decrease of $5.3 million was primarily due to a $6.2 million impairment charge pertaining to a cost method investment in 2013.

Income taxes

The effective income tax rates for the three months ended June 30, 2014 and 2013 were 30.0% and 35.0%, respectively. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective income tax rate in 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit.

Noncontrolling interests

Noncontrolling interest was $0.3 million and $0.2 million in the three months ended June 30, 2014 and 2013.

Net income attributable to Home & Security

Net income attributable to Home & Security was $93.3 million in the three months ended June 30, 2014 compared to $64.0 million in the three months ended June 30, 2013. The increase of $29.3 million was primarily due to higher operating income, a decrease in other expense, net and the lower effective income tax rate.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Kitchen & Bath Cabinetry

Net sales increased $75.5 million, or 19%, due primarily to the benefit of the acquisition of WoodCrafters and from strength in repair and remodel market volume. Net sales also benefited from price increases to help mitigate raw material cost increases and favorable product mix.

Operating income increased $10.7 million, or 30%, due to the acquisition of WoodCrafters, the benefit from price increases to help mitigate raw material increases (wood-related), improved product mix and productivity improvements. Operating income was unfavorably impacted by higher costs associated with manufacturing capacity increases to support long-term growth.

Plumbing & Accessories

Net sales increased $17.5 million, or 5%, due to higher sales volume in the U.S. driven primarily by improving U.S. market conditions and higher sales volume in Canada. Net sales also benefited from price increases to help mitigate raw material cost increases. These benefits were partially offset by $5 million of unfavorable foreign exchange.

Operating income increased $16.2 million, or 29%, due to higher sales volume and lower selling, general and administrative expenses due to the timing of spending. Operating income also benefited from price increases to help mitigate raw material cost increases, cost saving initiatives, and a restructuring and other charges benefit of $1.6 million. These benefits were partially offset by approximately $3 million of unfavorable foreign exchange.

Advanced Material Windows & Door Systems

Net sales increased $16.4 million, or 9%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market and the benefit of price increases to help mitigate cost increases. Net sales of door systems grew $11.1 million, or 11%, while net sales of window products were up $5.3 million, or 7%.

Operating income increased $5.3 million, or 54%, due to higher sales volume. Operating income also benefited from price increases to help mitigate raw material cost increases, cost savings initiatives, and the absence of 2013 restructuring charges of $0.7 million. These benefits were partially offset by higher costs related to planned capacity investments.

Security & Storage

Net sales decreased $7.6 million, or 5%. Net sales of security products increased $1.3 million, or 1%. Net sales of storage products decreased $8.9 million, or 21%, due to the timing of new product introductions, lower overall demand for tool storage and the exit from some lower margin storage product lines.

Operating income decreased $6.5 million, or 25%, due to lower sales volume in storage products, raw material cost increases and higher selling and administrative expenses to support long-term growth in security products.

RESULTS OF OPERATIONS (Continued)

Corporate

Corporate expenses decreased $4.4 million primarily due to lower employee-related costs, consulting expense and transaction expenses associated with acquisition-related activities.

(In millions)	Three Months Ended
	June 30,
	2014	2013
General and administrative expense	$(18.2)	$(22.0)
Defined benefit plan income	2.3	2.5
Defined benefit plan recognition of actuarial losses	—	(0.8)

Total Corporate expenses	$(15.9)	$(20.3)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit facilities. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. In 2013, our Board of Directors declared a regular cash dividend of $0.10 per share of our outstanding common stock that was increased to $0.12 per share of our outstanding common stock beginning with the dividend payable in the first quarter of 2014. All future dividends are subject to the approval of our Board of Directors.

In the first half of 2014, we repurchased approximately 6.5 million shares of our outstanding common stock under the Company’s share repurchase programs for $264.8 million. As of June 30, 2014, the Company’s total remaining share repurchase authorization under the remaining programs was $224.5 million. In July 2014, we repurchased 2.9 million shares of our outstanding common stock for $112.4 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

On July 29, 2014, the Company acquired Sentry Safe, a leading manufacturer of personal safes with estimated annual sales of $150 million, for a purchase price of $117.5 million in cash, subject to certain post-closing adjustments. The purchase price was funded from our existing credit facilities. This acquisition broadens our product offering within our Master Lock business. An allocation of the purchase price will be completed after asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

In June 2013, our Kitchen & Bath Cabinetry business acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of $302 million, subject to certain post-closing adjustments. The Company paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

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

On June 30, 2014, we had cash and cash equivalents of $145.0 million, of which $121.3 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate our operating cash flow in the third and fourth quarters of each year.

We have a $650 million committed revolving credit facility, as well as a $350 million term loan, both of which expire in July 2018. Both facilities are to be used for general corporate purposes. On June 30, 2014 and December 31, 2013, our outstanding borrowings under these facilities were $595.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At June 30, 2014, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2014 and 2013.

(In millions)	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(30.7)	$45.9
Net cash used in investing activities	(47.5)	(330.3)
Net cash (used in) provided by financing activities	(17.1)	71.9
Effect of foreign exchange rate changes on cash	(1.1)	0.1

Net decrease in cash and cash equivalents	$(96.4)	$(212.4)

Net cash used in operating activities was $30.7 million in the six months ended June 30, 2014 compared to net cash provided of $45.9 million in the six months ended June 30, 2013. The increase in cash used of $76.6 million was primarily due to higher incentive compensation and customer program payments in the first quarter of 2014 compared to 2013 (approximately $35 million in aggregate), as well as higher working capital levels to support higher sales.

Net cash used in investing activities was $47.5 million in the six months ended June 30, 2014 compared to $330.3 million in the six months ended June 30, 2013. The decrease of $282.8 million was primarily due to the acquisition of Woodcrafters in June 2013.

Net cash used in financing activities was $17.1 million in the six months ended June 30, 2014 compared to net cash provided of $71.9 million in the six months ended June 30, 2013. The increase in cash used of $89.0 million was primarily due to higher stock purchases in 2014 compared to 2013 ($241.5 million), two dividend payments in 2014 compared to one in 2013 (incremental $23.0 million) and lower proceeds from the exercise of stock options ($17.8 million), partially offset by higher net borrowings of $187.8 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 (calendar year 2017 for Home & Security). We are assessing the impact the adoption of this standard will have on our financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the definition of discontinued operations and requires expanded disclosures. The amendment is effective for annual periods beginning on or after December 15, 2014 (calendar year 2015 for Home & Security). Early adoption is permitted. We do not expect this standard to have a material effect on our financial statements.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

(b) Environmental Matters.

We are subject to laws and regulations relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future. In our opinion, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2014:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2014	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	—	$—	—	$170,528,972
May 1 – May 31	3,135,300	39.15	3,135,300	47,789,044
June 1 – June 30	1,852,186	39.56	1,852,186	224,526,707

Total	4,987,486	$39.30	4,987,486

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
July 25, 2012	July 26, 2012	$150 million	July 25, 2015
February 25, 2014	February 25, 2014	$150 million	February 25, 2016
June 2, 2014	June 2, 2014	$250 million	June 2, 2016

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: July 31, 2014	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.