Form 10-Q
period 2014-09-30
Fortune Brands Home & Security, Inc.
filed 2014-10-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 24, 2014 was 157,767,590.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2014 and 2013

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net sales	$3,073.3	$2,847.9	$1,097.7	$1,045.0
Cost of products sold	2,023.5	1,853.6	719.4	686.1
Selling, general and administrative expenses	699.4	701.0	238.3	235.7
Amortization of intangible assets	9.6	6.3	3.5	3.0
Restructuring charges	3.2	1.9	0.1	1.4
Asset impairment charge	—	21.2	—	21.2

Operating income	337.6	263.9	136.4	97.6
Interest expense	7.2	5.5	3.2	2.1
Other expense (income), net	0.1	5.6	(0.3)	(0.5)

Income from continuing operations before income taxes	330.3	252.8	133.5	96.0
Income tax provision	105.2	84.7	44.9	31.9

Income from continuing operations, net of tax	225.1	168.1	88.6	64.1
(Loss) income from discontinued operations, net of tax	(111.2)	(1.8)	(109.5)	0.5

Net income (loss)	113.9	166.3	(20.9)	64.6
Less: Noncontrolling interests	0.9	0.8	0.2	0.4

Net income (loss) attributable to Home & Security	$113.0	$165.5	$(21.1)	$64.2

Earnings per common share

Basic
Continuing operations	$1.38	$1.01	$0.56	$0.38
Discontinued operations	(0.69)	(0.01)	(0.69)	0.01

Net income (loss) attributable to Home & Security common shareholders	$0.69	$1.00	$(0.13)	$0.39

Diluted
Continuing operations	$1.34	$0.98	$0.54	$0.37
Discontinued operations	(0.67)	(0.01)	(0.67)	—

Net income (loss) attributable to Home & Security common shareholders	$0.67	$0.97	$(0.13)	$0.37

Comprehensive income (loss)	$95.7	$187.5	$(31.2)	$64.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$175.1	$241.4
Accounts receivable, net	534.5	445.4
Inventories	520.9	456.9
Other current assets	132.4	127.8
Current assets of discontinued operations	—	55.9

Total current assets	1,362.9	1,327.4
Property, plant and equipment, net of accumulated depreciation	533.3	496.0
Goodwill	1,455.6	1,433.8
Other intangible assets, net of accumulated amortization	665.9	630.0
Other assets	63.5	42.7
Non-current assets of discontinued operations	—	248.2

Total assets	$4,081.2	$4,178.1

Liabilities and equity
Current liabilities
Notes payable to banks	$3.5	$6.0
Current portion of long-term debt	26.2	—
Accounts payable	341.4	329.8
Other current liabilities	339.1	361.4
Current liabilities of discontinued operations	—	41.5

Total current liabilities	710.2	738.7
Long-term debt	653.8	350.0
Deferred income taxes	198.2	198.9
Other non-current liabilities	178.4	183.1
Non-current liabilities of discontinued operations	—	54.3

Total liabilities	$1,740.6	$1,525.0

Commitments and contingencies (see Note 19)
Equity
Home & Security stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,501.7	2,431.3
Accumulated other comprehensive income	77.3	95.4
Retained earnings	256.5	200.8
Treasury stock	(500.0)	(79.8)

Total Home & Security stockholders’ equity	2,337.2	2,649.4
Noncontrolling interests	3.4	3.7

Total equity	2,340.6	2,653.1

Total liabilities and equity	$4,081.2	$4,178.1

(a)	Common stock, par value $0.01 per share; 171.3 million shares and 169.1 million shares issued at September 30, 2014 and December 31, 2013, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(In millions)

(Unaudited)

	2014	2013
Operating activities
Net income	$113.9	$166.3
Non-cash pre-tax expense:
Depreciation	60.9	57.1
Amortization	12.3	9.1
Stock-based compensation	23.9	19.8
Recognition of actuarial losses	1.7	5.6
Asset impairment charges	—	27.4
Loss on sale of discontinued operation	83.2	—
Loss on sale of property, plant and equipment	0.5	0.8
Restructuring charges	0.4	—
Deferred income taxes	5.6	(0.9)
Changes in assets and liabilities:
Increase in accounts receivable	(77.6)	(97.4)
Increase in inventories	(34.5)	(79.9)
(Decrease) increase in accounts payable	(3.6)	40.8
(Increase) decrease in other assets	(15.1)	26.2
Decrease in accrued expenses and other liabilities	(104.5)	(19.9)
Increase in accrued taxes	43.1	11.2

Net cash provided by operating activities	110.2	166.2

Investing activities
Capital expenditures	(82.3)	(55.2)
Proceeds from the disposition of assets	0.2	2.1
Proceeds from sale of discontinued operation	130.0	—
Cost of acquisitions, net of cash	(118.5)	(302.0)
Other investing activities	(7.0)	(0.2)

Net cash used in investing activities	(77.6)	(355.3)

Financing activities
Increase in short-term debt, net	(2.7)	0.9
Issuance of long-term debt	835.0	220.0
Repayment of long-term debt	(505.0)	(190.0)
Proceeds from the exercise of stock options	23.1	41.3
Treasury stock purchases	(411.4)	(43.1)
Excess tax benefit from the exercise of stock-based compensation	24.4	16.5
Dividends to stockholders(a)	(58.5)	(33.2)
Other financing, net	(2.2)	(2.6)

Net cash (used in) provided by financing activities	(97.3)	9.8

Effect of foreign exchange rate changes on cash	(1.6)	0.3

Net decrease in cash and cash equivalents	$(66.3)	$(179.0)

Cash and cash equivalents at beginning of period	$241.4	$336.0
Cash and cash equivalents at end of period	$175.1	$157.0

(a)	Excludes dividends declared but not paid of $19.0 million as of September 30, 2014

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	165.5	—	0.8	166.3
Other comprehensive income	—	—	21.0	—	—	0.2	21.2
Stock options exercised	0.1	41.3	—	—	—	—	41.4
Stock-based compensation	—	20.1	—	—	(6.2)	—	13.9
Tax benefit on exercise of stock options(a)	—	20.1	—	—	—	—	20.1
Treasury stock purchase	—	—	—	—	(42.7)	—	(42.7)
Dividends ($0.30 per Common share)	—	—	—	(49.8)	—	—	(49.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at September 30, 2013	$1.7	$2,406.3	$51.6	$156.7	$(65.8)	$3.5	$2,554.0

Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	113.0	—	0.9	113.9
Other comprehensive income	—	—	(18.1)	—	—	(0.1)	(18.2)
Stock options exercised	—	23.1	—	—	—	—	23.1
Stock-based compensation	—	23.8	—	—	(8.8)	—	15.0
Tax benefit on exercise of stock options	—	24.7	—	—	—	—	24.7
Tax-related adjustments	—	(1.2)	—	—	—	—	(1.2)
Treasury stock purchase	—	—	—	—	(411.4)	—	(411.4)
Dividends ($0.36 per Common share)	—	—	—	(57.3)	—	—	(57.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at September 30, 2014	$1.7	$2,501.7	$77.3	$256.5	$(500.0)	$3.4	$2,340.6

(a)	Included $4.1 million of adjustments related to previously vested and unvested Restricted Stock Units.

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

The condensed consolidated balance sheet as of September 30, 2014, the related condensed consolidated statements of comprehensive income for the nine-month and three-month periods ended September 30, 2014 and 2013 and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2014 and 2013 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the interim periods have been included and are of a normal, recurring nature. Interim results may not be indicative of results for a full year.

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

In accordance with Accounting Standards Codification (“ASC”) requirements and in connection with the sale of all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”), the results of operations of Simonton were reclassified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2014 and 2013. The assets and liabilities of Simonton were reclassified as a discontinued operation in the accompanying condensed consolidated balance sheet as of December 31, 2013. The cash flows from discontinued operations for the nine months ending September 30, 2014 and 2013 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude this discontinued operation.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 (calendar year 2017 for Home & Security). We are assessing the impact the adoption of this standard will have on our financial statements.

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

3.	Discontinued Operation

In August 2014, the Company decided to sell its Simonton window business in order to prioritize management and financial resources on its remaining higher margin businesses and better position them for growth in future periods. As a result of the decision, in August 2014, the Company entered into a stock purchase agreement to sell Simonton for $130 million in cash. The sale was completed in September 2014. Simonton is presented as a discontinued operation in the Company’s financial statements beginning in the third quarter of 2014 in accordance with ASC requirements. Simonton was previously reported in the Advanced Material Windows & Door Systems segment, which has been renamed the Doors segment.

The condensed consolidated statements of comprehensive income and condensed consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of Simonton as a discontinued operation.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Discontinued Operation (Continued)

The following table summarizes the results of the discontinued operations for the nine and three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net sales	$218.3	$207.6	$85.5	$80.1
(Loss) income from discontinued operations before income taxes	$(85.6)	$(2.1)	$(83.3)	$1.0
Income taxes	25.6	(0.3)	26.2	0.5

(Loss) income from discontinued operations, net tax	$(111.2)	$(1.8)	$(109.5)	$0.5

The 2014 year-to-date and third quarter loss in discontinued operations included a loss on sale of the business of $111.8 million.

The following table summarizes the major classes of assets and liabilities of Simonton, which are now reflected as a discontinued operation on the consolidated balance sheet at December 31, 2013:

(in millions)	December 31, 2013
Accounts receivable, net	$31.7
Inventories	14.7
Other current assets	9.5

Total current assets	55.9
Property, plant and equipment, net	38.4
Goodwill	86.1
Identifiable intangibles, net	122.9
Other assets	0.8

Total assets	$304.1

Accounts payable	$14.0
Other current liabilities	27.5

Total current liabilities	41.5
Other liabilities	54.3

Total liabilities	$95.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions

In July 2014, the Company acquired John D. Brush & Co., Inc. (“SentrySafe”) for a purchase price of $118.5 million in cash, subject to certain post-closing adjustments. The purchase price was funded from existing credit facilities. This acquisition broadens our product offering of security products. A preliminary allocation of the purchase price has been reflected in these financial statements and will be updated as asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities. The acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements. Net sales in the two months ended September 30, 2014 were approximately $25 million.

In June 2013, the Company acquired Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops, for a purchase price of $302 million. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition greatly expanded our offerings of bathroom cabinetry products. Net sales and operating income of WoodCrafters in the first six months of 2014 were approximately $100 million and $12 million, respectively.

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

The following unaudited pro forma summary presents consolidated financial information as if WoodCrafters had been acquired on January 1, 2012. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and WoodCrafters. In accordance with ASC requirements, the results of operations related to the sale of Simonton were reclassified and not included the summary below. The pro forma results include adjustments for the impact of a preliminary allocation of the purchase price and interest expense associated with debt that would have been incurred in connection with the acquisition. The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2012. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions, except per share amounts)	Nine Months Ended September 30, 2013
Net sales	$2,955.3
Income from continuing operations	176.9
Basic earnings per common share	$1.07
Diluted earnings per common share	$1.03

5.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2014	December 31, 2013
Inventories:
Raw materials and supplies	$190.1	$171.9
Work in process	56.8	52.5
Finished products	274.0	232.5

Total inventories	$520.9	$456.9

Property, plant and equipment, gross	$1,511.9	$1,463.1
Less: accumulated depreciation	978.6	967.1

Property, plant and equipment, net	$533.3	$496.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,455.6 million and $1,433.8 million as of September 30, 2014 and December 31, 2013, respectively. The increase of $21.8 million was primarily due to the acquisition of SentrySafe. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security & Storage	Total Goodwill
Goodwill at December 31, 2013 (a)	$631.7	$569.7	$143.0	$89.4	$1,433.8
Year-to-date translation adjustments	(0.5)	—	—	(0.4)	(0.9)
Acquisition-related adjustments	0.7	—	—	22.0	22.7

Goodwill at September 30, 2014 (a)	$631.9	$569.7	$143.0	$111.0	$1,455.6

(a)	Net of accumulated impairment losses of $489.6 million ($399.5 million in the Doors segment and $90.1 million in the Security & Storage segment).

We also had identifiable intangible assets, principally tradenames, of $665.9 million and $630.0 million as of September 30, 2014 and December 31, 2013, respectively. The $45.4 million increase in gross amortizable identifiable intangible assets was predominantly due to the acquisition of SentrySafe.

The gross carrying value and accumulated amortization by class of intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	As of September 30, 2014				As of December 31, 2013
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(In millions)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$547.2	$(42.0	)(a)	$505.2	$538.8	$(42.0	)(a)	$496.8
Amortizable intangible assets
Tradenames	17.0	(7.7)		9.3	17.2	(7.2)		10.0
Customer and contractual relationships	296.4	(163.1)		133.3	260.2	(156.5)		103.7
Patents/proprietary technology	58.2	(40.1)		18.1	57.2	(37.7)		19.5

Total	371.6	(210.9)		160.7	334.6	(201.4)		133.2

Total identifiable intangibles	$918.8	$(252.9)		$665.9	$873.4	$(243.4)		$630.0

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles – Goodwill and Other Assets.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Asset Impairment Charges

No asset impairment charges occurred in the nine months ended September 30, 2014. At the end of the third quarter of 2013, our Cabinets segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from the improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for our customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	External Debt and Financing Arrangements

In August 2014, the Company amended its credit agreement to increase total lending commitments from $1 billion to $1.5 billion. All other terms and conditions of the credit agreement remain essentially the same. As a result of the refinancing, there was no write-off of prepaid debt issuance costs. We have a $975 million committed revolving credit facility, as well as a $525 million term loan, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On September 30, 2014 and December 31, 2013, our outstanding borrowings under these facilities were $680.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at September 30, 2014, the Company’s borrowing rate will range from LIBOR + 1.0% to LIBOR + 2.0%. As of September 30, 2014, we were in compliance with all covenants under these facilities.

At September 30, 2014 and December 31, 2013, there were $3.5 million and $6.0 million of external short-term borrowings outstanding, respectively, comprised of notes payable to banks that are used for general corporate purposes. The September 30, 2014 amount pertained to uncommitted bank lines of credit in China. The December 31, 2013 amount also includes a bank line of credit in India, which was repaid and terminated in 2014. These bank lines of credit provide for unsecured borrowings for working capital of up to $15.7 million and $22.7 million, as of September 30, 2014 and December 31, 2013, respectively. The weighted-average interest rates on these borrowings were 8.2% and 12.4% in the nine-month periods ended September 30, 2014 and 2013, respectively. The weighted-average interest rates on these borrowings were 12.2% and 12.5% in the three-month periods ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, JPMorgan Chase & Co. and its wholly owned subsidiaries (“JPM”) owned approximately 12% of the Company’s common stock. JPMorgan Chase Bank, N.A., a subsidiary of JPM, was a lender of $56.4 million of our total debt under our credit facilities and held $0.4 million of our cash balances. In addition, JPMorgan Investment Management, Inc., another subsidiary of JPM, manages pension assets in the Company’s Master Retirement Trust, which totaled $24.4 million as of September 30, 2014. JPMorgan Chase & Co. does not participate in management of the Company nor do any of its employees sit on our Board of Directors.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2014 was $274.6 million, representing a net settlement asset of $1.0 million. Based on foreign exchange rates as of September 30, 2014, we estimate that $0.8 million of net foreign currency derivative gains included in other comprehensive income as of September 30, 2014 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 were:

		Fair Value
(In millions)	Location	September 30, 2014	December 31, 2013
Assets
Foreign exchange contracts	Other current assets	$2.1	$2.1
Net investment hedges	Other current assets	0.3	0.6

	Total assets	$2.4	$2.7
Liabilities
Foreign exchange contracts	Other current liabilities	$1.4	$0.3

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the nine and three months ended September 30, 2014 and 2013 were:

(In millions)		Gain Recognized in Income
		Nine Months Ended September 30,
Type of hedge	Location	2014	2013
Cash flow	Cost of products sold	$0.4	$2.3
Fair value	Other income, net	1.6	1.3

Total		$2.0	$3.6

(In millions)		Gain Recognized in Income
		Three Months Ended September 30,
Type of hedge	Location	2014	2013
Cash flow	Cost of products sold	$(0.2)	$0.9
Fair value	Other income, net	0.8	1.3

Total		$0.6	$2.2

The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of $(0.1) million and $3.3 million in the nine months ended September 30, 2014 and 2013, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net gains of $2.8 million and $1.0 million in the three months ended September 30, 2014 and 2013, respectively. In the nine and three months ended September 30, 2014 and 2013, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were as follows:

	Fair Value
(In millions)	September 30, 2014	December 31, 2013
Assets
Derivative financial instruments (level 2)	$2.4	$2.7
Deferred compensation program assets (level 1)	3.2	3.5

Total assets	$5.6	$6.2
Liabilities
Derivative financial instruments (level 2)	$1.4	$0.3

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

The carrying value of the Company’s long-term debt as of September 30, 2014 and December 31, 2013 of $680.0 million and $350.0 million, respectively, approximated fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are Level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost (income) for pension and postretirement benefits for the nine and three months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2014	2013	2014	2013
Service cost	$7.8	$8.6	$—	$0.3
Interest cost	24.7	22.5	0.5	1.3
Expected return on plan assets	(31.7)	(31.3)	—	—
Recognition of prior service costs (credits)	0.1	0.1	(24.2)	(21.5)
Recognition of actuarial losses	1.1	0.8	0.6	4.8
Curtailment and settlement losses	—	0.1	—	0.1

Net periodic benefit cost (income)	$2.0	$0.8	$(23.1)	$ (15.0)

	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
(In millions)	2014	2013	2014	2013
Service cost	$2.4	$2.3	$—	$0.1
Interest cost	8.5	7.5	0.1	0.3
Expected return on plan assets	(10.6)	(10.5)	—	—
Recognition of prior service costs (credits)	—	—	(6.5)	(5.7)
Recognition of actuarial losses (gains)	1.1	0.7	—	(0.5)
Curtailment and settlement losses	—	0.1	—	0.1

Net periodic benefit cost (income)	$1.4	$0.1	$(6.4)	$(5.7)

In the third quarter of 2014, the Company made qualified pension plan contributions of approximately $2 million. In the remainder of 2014, we do not expect to make additional qualified pension plan contributions.

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefits to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $15.3 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.5 million. In the first half of 2013, we communicated our decision to amend certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefits of $34.8 million in the first nine months of 2013 and we recognized actuarial losses of $4.8 million in the first nine months of 2013 due to a decrease in the discount rate and a resulting lower threshold for loss recognition because of the reduced postretirement obligation. Liability reductions from these plan amendments are recorded as amortization of prior service cost in net income in accordance with accounting requirements. See Note 18, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 31.8% and 33.5%, respectively. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective income tax rate for 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012.

The effective income tax rates for the three months ended September 30, 2014 and 2013 were 33.6% and 33.2%, respectively.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2 million to $6 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,
(In millions)	2014	2013
Reserve balance at January 1,	$10.4	$9.5
Provision for warranties issued	17.1	13.5
Settlements made (in cash or in kind)	(16.4)	(13.0)

Reserve balance at September 30,	$11.1	$10.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

In August 2014, the Company entered into a stock purchase agreement to sell Simonton for $130 million in cash. The sale was completed in September 2014. Historical information on business segments now excludes Simonton, which is presented as a discontinued operation in the consolidated financial statements of the Company. Simonton was previously reported in the Advanced Material Windows & Door Systems segment, which has been renamed the Doors segment. Refer to Note 3, “Discontinued Operation,” for additional information.

Net sales and operating income for the nine months ended September 30, 2014 and 2013 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2014	2013	% Change vs. Prior Year
Net Sales
Cabinets	$1,331.4	$1,186.3	12.2%
Plumbing	995.9	969.6	2.7
Doors	304.5	274.1	11.1
Security & Storage	441.5	417.9	5.6

Net sales	$3,073.3	$2,847.9	7.9%
Operating Income
Cabinets	$102.5	$63.8	60.7%
Plumbing	202.6	176.2	15.0
Doors	21.7	12.0	80.8
Security & Storage	56.7	68.1	(16.7)
Less: Corporate expenses	(45.9)	(56.2)	18.3

Operating income	$337.6	$263.9	27.9%
Corporate expenses
General and administrative expense	$(50.7)	$(58.2)
Defined benefit plan costs	4.8	2.0

Total Corporate expenses	$(45.9)	$(56.2)	18.3%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

Net sales and operating income for the three months ended September 30, 2014 and 2013 by segment were as follows:

	Three Months Ended September 30,
(In millions)	2014	2013	% Change vs. Prior Year
Net Sales
Cabinets	$452.6	$448.6	0.9%
Plumbing	345.9	338.1	2.3
Doors	114.4	100.9	13.4
Security & Storage	184.8	157.4	17.4

Net sales	$1,097.7	$1,045.0	5.0%
Operating Income
Cabinets	$36.5	$14.1	158.9%
Plumbing	75.8	65.9	15.0
Doors	12.1	7.5	61.3
Security & Storage	27.1	29.5	(8.1)
Less: Corporate expenses	(15.1)	(19.4)	22.2

Operating income	$136.4	$97.6	39.8%
Corporate expenses
General and administrative expense	$(15.9)	$(21.9)
Defined benefit plan costs	0.8	2.5

Total Corporate expenses	$(15.1)	$(19.4)	22.2%

15.	Other Expense (Income), Net

The components of other expense (income), net, were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2014	2013	2014	2013
Asset impairment charge	$—	$6.2	$—	$—
Other	0.1	(0.6)	(0.3)	(0.5)

Total other expense (income), net	$0.1	$5.6	$(0.3)	$(0.5)

In the second quarter of 2013, we recorded a $6.2 million impairment charge pertaining to a cost method investment due to an other-than-temporary decline in the fair value of the investment. As a result of the impairment, the carrying value of the investment was reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2014 and 2013 are shown below.

	Nine Months Ended September 30, 2014
(In millions)	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$0.3	$—	$0.3
Plumbing	(1.2)	(0.1)	(1.3)
Security & Storage	2.5	0.2	2.7
Corporate	1.6	—	1.6

Total	$3.2	$0.1	$3.3

	Nine Months Ended September 30, 2013
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$1.9	$0.1	$2.0

	Three Months Ended September 30, 2014
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$(0.3)	$0.5	$0.2
Security & Storage	0.4	0.1	0.5

Total	$0.1	$0.6	$0.7

	Three Months Ended September 30, 2013
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$1.4	$0.1	$1.5

(a)	“Other Charges,” which were recorded in cost of products sold or selling, general and administrative expenses, represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables, allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first nine months of 2014 primarily resulted from product line rationalization in the storage product line within our Security & Storage segment and severance charges in Corporate and the security product line within our Security & Storage segment, partially offset by a benefit from release of a foreign currency gain associated with the dissolution of a foreign entity in the Plumbing segment. The Company’s restructuring liability was not material as of September 30, 2014 and December 31, 2013.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Earnings Per Share

The computations of earnings per common share (“EPS”) were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Income from continuing operations, net of tax	$225.1	$168.1	$88.6	$64.1
Less: Noncontrolling interests	0.9	0.8	0.2	0.4

Income from continuing operations for EPS	224.2	167.3	88.4	63.7
(Loss) income from discontinued operations	(111.2)	(1.8)	(109.5)	0.5

Net income (loss) attributable to Home & Security	$113.0	$165.5	$(21.1)	$64.2

Earnings per common share
Basic
Continuing operations	$1.38	$1.01	$0.56	$0.38
Discontinued operations	(0.69)	(0.01)	(0.69)	0.01

Net income (loss) attributable to Home & Security common stockholders	$0.69	$1.00	$(0.13)	$0.39
Diluted
Continuing operations	$1.34	$0.98	$0.54	$0.37
Discontinued operations	(0.67)	(0.01)	(0.67)	—

Net income (loss) attributable to Home & Security common stockholders	$0.67	$0.97	$(0.13)	$0.37

Basic average shares outstanding	163.0	165.2	158.7	166.0
Stock-based awards	4.7	5.9	4.5	5.6

Diluted average shares outstanding	167.7	171.1	163.2	171.6

Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.5	0.8	0.6	0.7

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Accumulated Other Comprehensive Income

Total accumulated other comprehensive income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The components of and changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2014 and 2013 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$53.3	$0.9	$41.2	$95.4
Amounts classified into accumulated other comprehensive income	(7.4)	0.1	5.0 (a)	(2.3)
Amounts reclassified from accumulated other comprehensive income	(1.4)	(0.4)	(14.0)	(15.8)

Net current period other comprehensive income	(8.8)	(0.3)	(9.0)	(18.1)

Balance at September 30, 2014	$44.5	$0.6	$32.2	$77.3

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$63.5	$0.2	$(33.1)	$30.6
Amounts classified into accumulated other comprehensive income	(3.9)	2.0	33.7 (a)	31.8
Amounts reclassified from accumulated other comprehensive income	—	(1.4)	(9.4)	(10.8)

Net current period other comprehensive income	(3.9)	0.6	24.3	21.0

Balance at September 30, 2013	$59.6	$0.8	$(8.8)	$51.6

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Accumulated Other Comprehensive Income (Continued)

The reclassifications out of accumulated other comprehensive income for the nine and three months ended September 30, 2014 and 2013 were as follows:

(In millions) Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
Comprehensive Income Components	2014	2013
Cumulative translation adjustments	$1.4	$—	Restructuring charges
Gains on cash flow hedges
Foreign exchange contracts	$0.4	$2.6	Cost of products sold
Commodity contracts	—	(0.3)	Cost of products sold

	0.4	2.3	Total before tax
	—	(0.9)	Tax expense

	$0.4	$1.4	Net of tax
Defined benefit plan items
Recognition of prior service cost	$24.1	$21.4	(a)
Recognition of actuarial losses	(1.7)	(5.6)	(a)
Curtailment and settlement losses	—	(0.2)	(a)

	22.4	15.6	Total before tax
	(8.4)	(6.2)	Tax expense

	$14.0	$9.4	Net of tax

Total reclassifications for the period	$15.8	$10.8	Net of tax

(In millions) Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income Three Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
Comprehensive Income Components	2014	2013
Cumulative translation adjustments	$1.4	$—	Restructuring charges
(Loss) gain on cash flow hedges
Foreign exchange contracts	$(0.2)	$1.1	Cost of products sold
Commodity contracts	—	(0.2)	Cost of products sold

	(0.2)	0.9	Total before tax
	0.1	(0.5)	Tax expense

	$(0.1)	$0.4	Net of tax
Defined benefit plan items
Recognition of prior service cost	$6.5	$5.7	(a)
Recognition of actuarial losses	(1.1)	(0.2)	(a)
Curtailment and settlement losses	—	(0.2)	(a)

	5.4	5.3	Total before tax
	(2.0)	(2.2)	Tax expense

	$3.4	$3.1	Net of tax

Total reclassifications for the period	$4.7	$3.5	Net of tax

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Home & Security during the nine months ended September 30, 2014 and 2013. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance, our raw material costs, the activities of our competitors, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

OVERVIEW

References to “Home & Security,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories: kitchen and bath cabinetry, plumbing and accessories, entry door systems and security and storage products.

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

In August 2014, the Company entered into a stock purchase agreement to sell Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”), for $130 million in cash. The sale was completed in September 2014. Historical information on business segments now excludes Simonton, which is presented as a discontinued operation in the consolidated financial statements of the Company.

In July 2014, the Company acquired John D. Brush & Co., Inc. (“SentrySafe”), for a purchase price of $118.5 million in cash, subject to certain post-closing adjustments. The purchase price was funded from our existing credit facilities. This acquisition broadens our product offering of security products. An allocation of the purchase price will be completed after asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

In June 2013, the Company acquired WoodCrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops. The financial results of WoodCrafters are included in the Company’s results of operations and cash flows beginning in the third quarter of 2013.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013

	Net Sales
(In millions)	2014	2013	% Change vs. Prior Year
Cabinets	$1,331.4	$1,186.3	12.2%
Plumbing	995.9	969.6	2.7
Doors	304.5	274.1	11.1
Security & Storage	441.5	417.9	5.6

Net sales	$3,073.3	$2,847.9	7.9%

	Operating Income
	2014	2013	% Change vs. Prior Year
Cabinets	$102.5	$63.8	60.7%
Plumbing	202.6	176.2	15.0
Doors	21.7	12.0	80.8
Security & Storage	56.7	68.1	(16.7)
Less: Corporate expenses	(45.9)	(56.2)	18.3

Operating income	$337.6	$263.9	27.9%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $225.4 million, or 8%. The increase was due to the benefit of the acquisitions of WoodCrafters (approximately $100 million) and SentrySafe (approximately $25 million), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products and price increases to help mitigate material cost increases. These increases were partially offset by the impact of the planned exit from low margin builder direct cabinet business in the western U.S. (approximately $40 million) and approximately $20 million of unfavorable foreign exchange.

Cost of products sold

Cost of products sold increased $169.9 million, or 9%, due to higher sales volume, higher costs associated with manufacturing capacity increases to support long-term growth and inefficiencies related to extreme weather in the first quarter of 2014. These cost increases were partially offset by the benefit of productivity improvements.

RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.6 million due to the timing of spending and lower employee-related costs, partially offset by higher volume-related costs.

Amortization of intangible assets

Amortization of intangible assets increased $3.3 million due to amortization of identifiable intangible assets associated with the WoodCrafters and SentrySafe acquisitions.

Restructuring charges

Restructuring charges of $3.2 million in the nine months ended September 30, 2014 related to product line rationalization in Security & Storage and severance charges in the Corporate and Security & Storage, partially offset by a benefit from a foreign currency gain associated with dissolution of a foreign entity in the Plumbing segment. Restructuring charges of $1.9 million in the nine months ended September 30, 2013 related to supply chain initiatives.

Asset impairment charge

No asset impairment charges occurred in the nine months ended September 30, 2014. At the end of the third quarter of 2013, our Cabinets segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for our customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment.

Operating income

Operating income increased $73.7 million, or 28%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, absence of the 2013 asset impairment charge of $21.2 million in the Cabinets segment, benefit from the WoodCrafters and SentrySafe acquisitions (approximately $14 million), and lower selling, general and administrative expenses. Operating income was unfavorably impacted by planned costs associated with manufacturing capacity increases to support long-term growth, as well as inefficiencies resulting from extreme weather in the first quarter of 2014. Operating income was also impacted by approximately $10 million of unfavorable foreign exchange.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased $1.7 million due to higher average borrowings, partially offset by lower average interest rates.

Other expense (income), net

Other expense (income), net, was $0.1 million in the nine months ended September 30, 2014, compared to $5.6 million in the nine months ended September 30, 2013. The decrease of $5.5 million was primarily due to a $6.2 million impairment charge pertaining to a cost method investment in 2013.

Income taxes

The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 31.8% and 33.5%, respectively. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and by the tax benefit associated with the anticipated year-over-year increase of the Domestic Production Activity (Internal Revenue Code Section 199) deduction. The effective income tax rate for 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit and favorably impacted by the tax benefits associated with the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012.

Noncontrolling interests

Noncontrolling interest was $0.9 million and $0.8 million in the nine months ended September 30, 2014 and 2013, respectively.

Net income from continuing operations

Net income from continuing operations was $225.1 million in the nine months ended September 30, 2014 compared to $168.1 million in the nine months ended September 30, 2013. The increase of $57.0 million was primarily due to higher operating income and the impact of the lower effective income tax rate.

Net loss from discontinued operations

Discontinued operations consist of the results of operations of Simonton and the loss associated with the sale of the business. The net loss from discontinued operations was $111.2 million for the nine months ended September 30, 2014, of which $111.8 million was the loss on the sale of the business. The loss from discontinued operations was $1.8 million for the nine months ended September 30, 2013.

Results By Segment

Cabinets

Net sales increased $145.1 million, or 12%, primarily due to the benefit of the acquisition of WoodCrafters (approximately $100 million) and strength in repair and remodel market volume. Net sales also benefited from price increases to help mitigate raw material cost increases and favorable product mix. Net sales were unfavorably affected by the impact of the planned exit from low margin builder direct business in the western U.S. (approximately $40 million) and approximately $10 million of unfavorable foreign exchange.

Operating income increased $38.7 million, or 61%, due to the acquisition of WoodCrafters (approximately $12 million) and the absence of the 2013 asset impairment charge of $21.2 million in 2014. Operating income also benefited from productivity improvements, lower employee-related costs, price increases to help mitigate raw material cost increases (wood-related) and improved product mix. Operating income was unfavorably impacted by higher costs associated with manufacturing capacity increases to support long-term growth and operating inefficiencies caused by extreme weather in certain regions of the U.S. in the first quarter of 2014.

Plumbing

Net sales increased $26.3 million, or 3%, due to higher sales volume in the U.S. driven primarily by improving U.S. market conditions, price increases to help mitigate raw material cost increases and approximately $9 million in higher international sales including China and Canada. These benefits were partially offset by approximately $10 million of unfavorable foreign exchange.

Operating income increased $26.4 million, or 15%, due to higher sales volume and cost saving initiatives. These benefits were partially offset by planned strategic and supply chain initiatives to increase capacity for long-term growth, unfavorable foreign exchange of approximately $7 million and the impact of extreme weather in certain regions of the U.S. in the first quarter of 2014.

Doors

Net sales increased $30.4 million, or 11%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, benefits from new distribution partners and price increases to help mitigate raw material cost increases.

Operating income increased $9.7 million in the first nine months of 2014 to $21.7 million, compared to $12.0 million in the same period of 2013, due to higher sales volume. Operating income also benefited from price increases to help mitigate raw material cost increases and cost savings initiatives. These benefits were partially offset by higher costs related to planned capacity investments and inefficiencies from extreme weather in the first quarter of 2014.

RESULTS OF OPERATIONS (Continued)

Security & Storage

Net sales increased $23.6 million, or 6%, due to the benefit of the acquisition of SentrySafe. Net sales of security products increased $33.3 million, or 11%, due to the benefit of the acquisition of SentrySafe, as well as higher sales volume. Net sales of tool storage products decreased $9.7 million, or 9%, due to the year-over-year benefit of new product introductions, lower overall demand for tool storage and the exit from some lower margin storage product lines.

Operating income decreased $11.4 million, or 17%, due to higher raw material costs, $2.7 million in restructuring and other charges primarily related to product line rationalization in the storage product line, lower sales of storage products, and higher selling and administrative expenses to support long-term growth in security products. Operating income benefited from higher sales volume of security products.

Corporate

Corporate expenses decreased $10.3 million due to lower employee-related costs and consulting expense, as well as lower actuarial losses ($3.9 million) recognized in the first nine months of 2014 compared to 2013. These actuarial losses related to a change in estimate for defined benefit plan demographic data ($1.1 million) and defined benefit plan amendments that required a remeasurement of certain postretirement benefit liabilities ($0.6 million).

	Nine Months Ended
	September 30,
(In millions)	2014	2013
General and administrative expense	$(50.7)	$(58.2)
Defined benefit plan costs	6.5	7.6
Defined benefit plan recognition of actuarial losses	(1.7)	(5.6)

Total Corporate expenses	$(45.9)	$(56.2)

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

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

	Net Sales
(In millions)	2014	2013	% Change vs. Prior Year
Cabinets	$452.6	$448.6	0.9%
Plumbing	345.9	338.1	2.3
Doors	114.4	100.9	13.4
Security & Storage	184.8	157.4	17.4

Net sales	$1,097.7	$1,045.0	5.0%

	Operating Income
	2014	2013	% Change vs. Prior Year
Cabinets	$36.5	$14.1	158.9%
Plumbing	75.8	65.9	15.0
Doors	12.1	7.5	61.3
Security & Storage	27.1	29.5	(8.1)
Less: Corporate expenses	(15.1)	(19.4)	22.2

Operating income	$136.4	$97.6	39.8%

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $52.7 million, or 5%. The increase was due to the benefit of the acquisition of SentrySafe (approximately $25 million), price increases to help mitigate material cost increases, higher sales volume and favorable product mix. These factors were partially offset by the impact of the planned exit from low margin builder direct cabinet business in the western U.S. (approximately $15 million) and unfavorable foreign exchange of approximately $5 million.

Cost of products sold

Cost of products sold increased $33.3 million, or 5%, due to higher sales volume and higher costs associated with manufacturing capacity increases to support long-term growth, as well as the impact of the acquisition of SentrySafe. These factors were partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.6 million, or 1%, due to the impact of the SentrySafe acquisition, partially offset by lower employee-related costs.

Amortization of intangible assets

Amortization of intangible assets increased $0.5 million due to the amortization of identifiable intangible assets associated with the SentrySafe acquisition.

RESULTS OF OPERATIONS (Continued)

Restructuring charges

Restructuring charges were $0.1 million in the three months ended September 30, 2014. Restructuring charges of $1.4 million in the three months ended September 30, 2013, related to supply chain initiatives.

Asset impairment charge

No asset impairment charges occurred in the third quarter of 2014. At the end of the third quarter of 2013, our Cabinets segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provide industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for our customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment.

Operating income

Operating income increased $38.8 million, or 40%, primarily due to the absence of the 2013 asset impairment charge of $21.2 million in the Cabinets segment, the impact of price increases to help mitigate material cost increases, the benefit of productivity improvements and lower employee-related costs. These benefits were partially offset by higher costs associated with manufacturing capacity increases to support long-term growth.

Interest expense

Interest expense increased $1.1 million to $3.2 million due to higher average borrowings, partially offset by lower average interest rates.

Other expense (income), net

Other expense (income), net, was income of $0.3 million in the three months ended September 30, 2014, compared to income of $0.5 million in the three months ended September 30, 2013.

RESULTS OF OPERATIONS (Continued)

Income taxes

The effective income tax rates for the three months ended September 30, 2014 and 2013 were 33.6% and 33.2%, respectively.

Noncontrolling interests

Noncontrolling interest was $0.2 million and $0.4 million in the three months ended September 30, 2014 and 2013.

Net income from continuing operations

Net income from continuing operations was $88.6 million in the three months ended September 30, 2014 compared to $64.1 million in the three months ended September 30, 2013. The increase of $24.5 million was primarily due to higher operating income.

Net (loss) income from discontinued operations

Discontinued operations consist of the results of operations of Simonton and the loss associated with the sale of the business. Simonton was discontinued and sold in the third quarter of 2014. The net loss from discontinued operations was $109.5 million for the three months ended September 30, 2014, of which $111.8 million was the loss on the sale of the business. Net income from discontinued operations was $0.5 million for the three months ended September 30, 2013.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $4.0 million, or 1%, due to favorable product mix and price increases to help mitigate raw material cost increases. These benefits were partially offset by the impact of the planned exit from low margin builder direct business in the western U.S. (approximately $15 million) and an unfavorable comparison to a bath vanity product launch in the third quarter of 2013.

Operating income increased $22.4 million due to the absence of a 2013 asset impairment charge of $21.2 million in 2014. In addition, productivity improvements, favorable product mix and lower employee-related costs were offset by higher costs associated with manufacturing capacity increases to support long-term growth.

Plumbing

Net sales increased $7.8 million, or 2%, due to higher sales volume in the U.S. Net sales also benefited from price increases to help mitigate raw material cost increases.

Operating income increased $9.9 million, or 15%, due to higher sales volume. Operating income also benefited from price increases to help mitigate raw material cost increases, cost saving initiatives and lower employee-related costs. These benefits were partially offset by approximately $3 million of unfavorable foreign exchange.

Doors

Net sales increased $13.5 million, or 13%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, benefits from new distribution partners, the impact of price increases to help mitigate cost increases and favorable product mix.

Operating income increased $4.6 million, or 61%, due to higher sales volume. Operating income also benefited from favorable product mix, price increases to help mitigate raw material cost increases and cost savings initiatives. These benefits were partially offset by higher costs related to growth initiatives.

Security & Storage

Net sales increased $27.4 million, or 17% due to the acquisition of SentrySafe. Net sales of security products increased $28.8 million, or 25%, due to the acquisition of SentrySafe, as well as higher sales volume. Net sales of storage products decreased $1.4 million.

Operating income decreased $2.4 million, or 8%, due to higher selling and administrative expenses to support long-term growth in security products.

RESULTS OF OPERATIONS (Continued)

Corporate

Corporate expenses decreased $4.3 million primarily due to lower employee-related costs and consulting expense.

	Three Months Ended
	September 30,
(In millions)	2014	2013
General and administrative expense	$(15.9)	$(21.9)
Defined benefit plan income	1.9	2.7
Defined benefit plan recognition of actuarial losses	(1.1)	(0.2)

Total Corporate expenses	$(15.1)	$(19.4)

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit facilities. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Home & Security. In 2013, our Board of Directors declared a regular quarterly cash dividend of $0.10 per share of our outstanding common stock that was increased to $0.12 per share of our outstanding common stock beginning with the dividend payable in the first quarter of 2014. All future dividends are subject to the approval of our Board of Directors.

In the first nine months of 2014, we repurchased approximately 10.4 million shares of our outstanding common stock under the Company’s share repurchase programs for $411.2 million. In September 2014, the Company announced the authorization to repurchase up to $250 million of additional shares. As of September 30, 2014, the Company’s total remaining share repurchase authorization under the remaining programs was $328.0 million. In October 2014, we repurchased 0.7 million shares of our outstanding common stock for $28.5 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In September 2014, the Company completed the sale of Simonton for $130 million in cash.

In July 2014, the Company acquired SentrySafe for a purchase price of $118.5 million in cash, subject to certain post-closing adjustments. The purchase price was funded from our existing credit facilities.

In June 2013, the Company acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of $302 million, subject to certain post-closing adjustments. The Company paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

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

On September 30, 2014, we had cash and cash equivalents of $175.1 million, of which $161.3 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate our operating cash flow in the third and fourth quarters of each year.

In August 2014, the Company amended its credit agreement to increase total lending commitments from $1 billion to $1.5 billion. All other terms and conditions of the credit agreement remain essentially the same. We have a $975 million committed revolving credit facility, as well as a $525 million term loan, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On September 30, 2014 and December 31, 2013, our outstanding borrowings under these facilities were $680.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate will range from LIBOR + 1.0% to LIBOR + 2.0%. At September 30, 2014, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
(In millions)	2014	2013
Net cash provided by operating activities	$110.2	$166.2
Net cash used in investing activities	(77.6)	(355.3)
Net cash (used in) provided by financing activities	(97.3)	9.8
Effect of foreign exchange rate changes on cash	(1.6)	0.3

Net decrease in cash and cash equivalents	$(66.3)	$(179.0)

Net cash provided by operating activities was $110.2 million in the nine months ended September 30, 2014 compared to $166.2 million in the nine months ended September 30, 2013. The decrease in cash used of $56.0 million was primarily due to higher incentive compensation and customer program payments in the first quarter of 2014 compared to 2013 and lower accruals in 2014 (approximately $75 million in aggregate), partially offset by lower working capital levels to support sales.

Net cash used in investing activities was $77.6 million in the nine months ended September 30, 2014 compared to $355.3 million in the nine months ended September 30, 2013. The decrease of $277.7 million was primarily due to the impact of acquisitions and divestitures.

Net cash used in financing activities was $97.3 million in the nine months ended September 30, 2014 compared to net cash provided of $9.8 million in the nine months ended September 30, 2013. The increase in cash used of $107.1 million was primarily due to higher treasury stock purchases in 2014 compared to 2013 ($368.3 million), three dividend payments in 2014 compared to two in 2013 (incremental $25.3 million) and lower proceeds from the exercise of stock options ($18.2 million), partially offset by higher net borrowings of $296.4 million.

Pension Plans

Subsidiaries of the Company sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2013, the fair value of our total pension plan assets was $583.8 million, representing 90% of the accumulated benefit obligation liability. In the third quarter of 2014, we made qualified pension plan contributions of approximately $2 million. In the remainder of 2014, we do not expect to make additional qualified pension plan contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 (calendar year 2017 for Home & Security). We are assessing the impact the adoption of this standard will have on our financial statements.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2014:

Issuer Purchases of Equity Securities

Three Months Ended September 30, 2014	Total number of shares purchased (a)(b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	2,940,077	$38.24	2,938,488	$112,163,341
August 1 – August 31	888,304	38.56	886,500	77,987,036
September 1 – September 30	—	—	—	327,987,036

Total	3,828,381	$38.31	3,824,988

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
June 2, 2014	June 2, 2014	$250 million	June 2, 2016
September 30, 2014	September 30, 2014	$250 million	September 30, 2016

(b)	The Company purchased 3,393 shares between July 1, 2014 and August 31, 2014 from the Company’s employees in connection with the exercise of stock options issued under the Company’s long-term incentive plans. The employees sold these shares to the Company in payment of the exercise price of the options exercised.

Item 6.	EXHIBITS

2.1*	Stock Purchase Agreement dated August 19, 2014, by and among Fortune Brands Home & Security, Inc., Fortune Brands Windows & Doors, Inc. and Ply Gem Industries, Inc.+

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Amendment no. 2 to Credit Agreement dated August 20, 2014, among Fortune Brands Home & Security, Inc., JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith.
+	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: October 31, 2014	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

2.1*	Stock Purchase Agreement dated August 19, 2014, by and among Fortune Brands Home & Security, Inc., Fortune Brands Windows & Doors, Inc. and Ply Gem Industries, Inc.+

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Amendment no. 2 to Credit Agreement dated August 20, 2014, among Fortune Brands Home & Security, Inc., JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith.
+	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.