Form 10-K
period 2014-12-31
Fortune Brands Home & Security, Inc.
filed 2015-02-25
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2014 (the last day of the registrant’s most recent second quarter) was $6,406,202,013. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 6, 2015, was 158,667,693.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2015 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2015 Proxy Statement”) is incorporated by reference into Part III  hereof.

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

Unless the context otherwise requires, references in this Annual Report on Form 10-K to (i) “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries, after giving effect to the spin-off of Fortune Brands from Fortune Brands, Inc. in 2011 and (ii) “Former Parent” refer to Fortune Brands, Inc.

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our categories. With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. Our performance over the past three years demonstrates the strength of our operating model and our ability to generate profitable growth as sales volume increases and we leverage our structural competitive advantages to gain share in our categories.

Our Strategy

Build on leading business and brand positions in attractive growth and return categories.    We believe that we have leading market positions and brands in many of our product categories. We continue to invest in targeted advertising and other strategic initiatives aimed at enhancing brand awareness and educating consumers regarding the breadth, features and benefits of our product lines. We also strive to leverage our brands by expanding into adjacent product categories and continue to develop new programs through working closely with our customers.

Continue to develop innovative products for customers, designers, installers and consumers.    Sustained investments in consumer-driven product innovation and customer service, along with our lower cost structures, have contributed to our success in winning in the marketplace and creating consumer demand. MasterBrand Cabinets launched innovative new cabinet door designs, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price. MasterBrand Cabinets launched new door styles ranging from transitional styles to acrylics, new color palettes ranging from gray stains to rich brown stains, Omega full access cabinetry and innovative lighting solutions. MasterBrand Cabinets continues to provide cabinetry solutions for the whole home ranging from home offices or bathroom vanities to kitchens. We continue to provide channel support with a responsive website featuring our cabinet brands in one convenient location that drives leads to our dealerships. Moen offers an extensive line of eco-friendly faucets and showerheads that carry the EPA’s WaterSense designation. Moen’s track record of continued innovation includes offerings such as finishes that incorporate Microban anti-microbial protection, market-leading Spot Resist finish, our touchless Motionsense electronic faucets and our new pull-out and pull-down faucets with Reflex self-retraction. Therma-Tru has leveraged advanced materials to deliver products that combine aesthetic beauty and energy efficiency. Therma-Tru expanded both clear and decorative glass offerings and introduced new styles to its Fiber-Classic Mahogany collection of fiberglass doors, including additions to the Pulse line of modern style entry doors. Master Lock has long been an innovative leader in security products, such as the easy-to-use Dial Speed combination padlocks, and has continued to grow by entering adjacent security categories such as life safety and commercial electronic access control solutions designed to secure high value sites such as cellular telephone towers and other facilities. John D. Brush & Co., Inc. (“SentrySafe”), acquired in July 2014, provides quality and innovative fire-resistant safes that secure consumers’ property and important documents.

Expand in international markets.    We have opportunities to expand sales by further penetrating international markets, which represented approximately 17% of net sales in 2014. Moen continues to expand in China. In cabinets, Kitchen Craft remains a leading cabinetry brand in Canada in 2014, while WoodCrafters provides presence in Mexico. Master Lock continues to expand its presence in Europe and Asia, while Therma-Tru has made inroads in Canada as consumers transition from traditional entry door materials to more advanced and energy-efficient fiberglass doors.

Leverage our global supply chains.    We are using lean manufacturing, design-to-manufacture and distributive assembly techniques to make our supply chains more flexible and improve supply chain quality, cost, response times and asset efficiency. We view our supply chains as a strategic asset not only to support strong operating leverage as volumes increase, but also to enable the profitable growth of new products, adjacent market expansion and international growth.

Enhance returns and deploy our cash flow to high-return opportunities.    We believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions and joint ventures, and return cash to shareholders through a combination of dividends and repurchases of shares of our common stock under our share repurchase programs. Both add-on acquisitions and share repurchase opportunities may be particularly attractive in the next few years.

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

Strategic focus on attractive consumer-facing categories.    We believe we operate in categories that, while very competitive, are among the more attractive categories in the home products and security products markets. Some of the key characteristics that make these categories attractive in our view include the following:

>	product quality, innovation, fashion, finish, durability and functionality, which are key determinants of product selection in addition to price;

>	established brands, which are meaningful to both consumers and trade customers;

>	the opportunity to add value to a complex consumer purchasing decision with excellent service propositions, reliability of products, ease of installation and superior delivery lead times;

>	the value our products add to a home, particularly with kitchen and bath remodeling and additions, and the curb appeal offered by stylish entry door systems;

>	favorable long-term trends in household formations that benefit the outlook for our markets over time;

>	the relatively stable demand for plumbing and security products; and

>	the opportunity to expand into adjacent categories.

Operational excellence.    We believe our investments in lean manufacturing and productivity initiatives have resulted in supply chain flexibility and the ability to cost-effectively add capacity in order to match demand levels. In 2014, we invested in incremental capacity to support long-term growth potential and we plan to continue investing in 2015. In addition, our supply chains and lower cost structures are creating favorable operating leverage as volumes grow without sacrificing customer service levels. We believe that margin improvement will continue to be driven predominantly by organic volume growth that can be readily accommodated by additional production shifts and equipment as necessary.

Commitment to innovation.    We have a long track record of successful product and process innovations that introduce valued new products and services to our customers and consumers. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix.    We sell in a variety of product categories in the U.S. home and security products markets. In addition, our exposure to changing levels of U.S. residential new home construction activity is balanced with repair-and-remodel activity, which comprises a substantial majority of the overall U.S. home products market and about two-thirds of our U.S. home products sales. We also benefit from a stable market for plumbing and security products and international sales growth opportunities.

Diverse sales channels.    We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage existing sales channels to expand into adjacent product categories. In 2014, sales to our top ten customers represented less than half of total sales.

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

Strong capital structure.    We exited 2014 with a strong balance sheet, even as we completed the $116.7 million acquisition of SentrySafe in July and repurchased $439.8 million of our shares in 2014. As of December 31, 2014, we had $191.9 million of cash and cash equivalents and total debt was $670.0 million, resulting in a net debt position of $478.1 million. In addition, we had $830.0 million available under our credit facilities as of December 31, 2014.

Business Segments

We have four business segments: Cabinets, Plumbing, Doors and Security. The following table shows net sales for each of these segments, including key brands within each segment:

Segment	2014 Net Sales (in millions)	Percentage of Total 2014 Net Sales	Key Brands
Cabinets	$1,788	45%	Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Homecrest, Diamond, Schrock, Decorá, Kemper, St. Paul, Thomasville(a), Martha Stewart Living(a)

Plumbing	1,331	33%	Moen, Cleveland Faucet Group (CFG)

Doors	414	10%	Therma-Tru, Fypon

Security	481	12%	Master Lock, American Lock, SentrySafe
Total	$4,014	100%

(a)	Thomasville is a registered trademark of Hhg Global Designs LLC and Martha Stewart Living is a registered trademark of Martha Stewart Living Omnimedia, Inc.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 17% of 2014 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 10% of the Company’s net sales in 2014. Sales to all U.S. home centers in the aggregate were approximately 30% of net sales in 2014.

Cabinets.    Our Cabinets segment manufactures custom, semi-custom and stock cabinetry, as well as vanities, for the kitchen, bath and other parts of the home through a regional supply chain footprint to deliver high quality and service to our customers. This segment sells a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Homecrest, Diamond, Schrock, Decorá, Kemper, St. Paul, Thomasville and Martha Stewart Living. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. Sales to The Home Depot and Lowe’s comprised approximately 39% of net sales of the Cabinets segment in 2014. This segment’s competitors include Masco, American Woodmark and RSI, as well as a large number of smaller suppliers.

Plumbing.    Our Plumbing segment manufactures or assembles and sells faucets, accessories and kitchen sinks in North America and China, predominantly under the Moen brand. Although this segment sells plumbing products principally in the U.S., Canada and China, this segment also sells in Mexico, Southeast Asia and South America. Approximately 26% of 2014 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. Sales to The Home Depot and Lowe’s comprised approximately 26% of net sales of the Plumbing segment in 2014. This segment’s chief competitors include Delta (owned by Masco), Kohler, Pfister (owned by Spectrum Brands), American Standard (owned by LIXIL Group) and imported private-label brands.

Doors.    Our Doors segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand and urethane millwork product lines under the Fypon brand. This segment benefits from the long-term trend away from traditional materials, such as wood, steel and aluminum, toward more energy-efficient and durable synthetic materials. Therma-Tru products include fiberglass and steel residential entry door and patio door systems, primarily for sale in the U.S. and Canada. This segment’s principal customers are home centers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. Sales to The Home Depot and Lowe’s comprised approximately 11% of net sales of the Doors segment in 2014. This segment’s competitors include Masonite, JELD-WEN, Plastpro and Pella.

Security.    Our Security segment’s products consist of locks, safety and security devices, and electronic security products manufactured, sourced and distributed under the Master Lock brand and fire resistant safes, security containers and commercial cabinets manufactured, sourced and distributed under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America and Australia. Approximately 29% of 2014 net sales were to international markets. This segment manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices for consumer use to hardware, home center and other retail outlets. In addition, the segment sells lock systems to locksmiths, industrial and institutional users, and original equipment manufacturers. Sales to The Home Depot and Lowe’s comprised approximately 16% of the net sales of the Security segment in 2014. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset (owned by Spectrum Brands), Schlage (owned by Allegion), Assa Abloy and various imports, and SentrySafe competes with First Alert, Magnum, Fortress, Stack-On and Fire King.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2014	2013	2012
Cabinets	$1,787.5	$1,642.2	$1,326.6
Plumbing	1,331.0	1,287.0	1,100.7
Doors	413.9	371.6	321.5
Security	481.2	402.8	386.0
Total	$4,013.6	$3,703.6	$3,134.8

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

Segment	Raw Materials
Cabinets	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing	Brass, zinc, copper, resins and stainless steel
Doors	Resins, glass, foam, steel, wood and aluminum
Security	Rolled steel and brass

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

Employees.    As of December 31, 2014, we had approximately 18,000 full-time employees. Approximately 13% of these employees are covered by collective bargaining agreements, none of which are subject to agreements that will expire within one year. Employee relations are generally good.

Information about geographic areas.    For additional information about net sales and assets by geographic areas, refer to Note 18, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Seasonality.    All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair-and-remodel activity and security buying are lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters.    We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2014, nine such instances have not been dismissed, settled or otherwise resolved. In the calendar year 2014, our subsidiaries were identified as a PRP in three new instances and we settled two of these new instances in 2014. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2014 and 2013, we had accruals of $2.8 million and $4.8 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

Legal proceedings.    We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions and, as with any litigation, it is possible that some of these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions, which we are vigorously contesting and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Legal structure.    Fortune Brands Home & Security, Inc. is a holding company that was organized as a Delaware corporation in 1988. Wholly-owned subsidiaries of the Company include MasterBrand Cabinets, Inc., Moen Incorporated, Fortune Brands Doors, Inc. and Fortune Brands Storage & Security LLC. As a holding company, Fortune Brands is a legal entity separate and distinct from our subsidiaries. Accordingly, the rights of the Company, and thus the rights of our creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

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

Item 1A.  Risk Factors.

You should carefully consider the risks described below and all of the other information included in this Annual Report on Form 10-K when deciding whether to invest in our common stock or otherwise evaluating our business. If any of the following risks materialize, our business, financial condition or operating results could suffer. In this case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our business primarily relies on North American home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses. Consumers may reduce discretionary spending or may prefer lower-priced value-oriented products. In addition, consumer price consciousness may intensify resulting in the delay or decrease in home ownership and household formation, as well as cause a shift in demand to smaller, less expensive homes. The new home construction market is still recovering from a major downturn in 2008 and 2009, and while improving, the new home construction market remains below historical levels.

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

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations, cash flows and financial condition.

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

Our inability to secure and protect our intellectual property rights could negatively impact revenues and brand reputation.

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

Our pension costs and funding requirements could increase as a result of volatility in the financial markets and changes in interest rates and actuarial assumptions.

Increases in the costs of pension benefits may continue and negatively affect our business as a result of: the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes to our investment strategy that may impact our expected return on pension plan assets assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses and amortization of liability savings, particularly due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

Risks associated with the disruption of operations could adversely affect our results of operations, cash flows and financial condition.

We manufacture a significant portion of the products we sell. Any prolonged disruption in our operations, whether due to technical or labor difficulties, weather, lack of raw material or component availability, startup inefficiencies for new operations, disputes with strategic joint venture partners, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

Our inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect our ability to manufacture and market our products.

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

In connection with the divestiture of businesses and the separation from our Former Parent, we have retained and may further retain tax liabilities and the rights to tax refunds for periods before any divestiture or separation. As a result, from time to time, we may be required to make payments related to tax matters associated with these transactions.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, product recalls, personal injury claims, construction defects and home warranty claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our results of operations, cash flows and financial condition.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of trademarks, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decline in the price of our common stock. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected.

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

We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal, and operational consequences.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In particular, our Security business is increasingly utilizing digital elements that allow third parties to use and store personally identifiable information and other information pertaining to their customers and their employees and businesses through online services operated by Master Lock. Such information may include names, passwords, addresses, phone numbers, access to facilities, email addresses, contact preferences, tax identification numbers and payment account information. We devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. In the event of a breach, we would be exposed to a risk of loss or litigation and possible liability, which could have an adverse effect on our business, results of operations, cash flows, and financial condition.

We are subject to credit risk on our accounts receivable.

Our outstanding trade receivables are generally not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade receivables, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, which could have an adverse effect on our results of operations, cash flows and financial condition. In addition, it is possible that weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods than is contemplated by our current allowances for doubtful accounts.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 25 U.S. manufacturing facilities in 13 states and have 11 manufacturing facilities in international locations (7 in Mexico, 2 in Asia and 2 in Canada). In addition, we have 26 distribution centers and warehouses worldwide, of which 23 are leased. The following table provides additional information with respect to these properties.

	Manufacturing Facilities			Distribution Centers and Warehouses
Segment	Owned	Leased	Total	Owned	Leased	Total
Cabinets	16	5	21	2	3	5
Plumbing	3	1	4	1	9	10
Doors	4	2	6	—	1	1
Security	4	1	5	—	10	10
Totals	27	9	36	3	23	26

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses.

Item 3.  Legal Proceedings.

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions and, as with any litigation, it is possible that some of these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions, which we are vigorously contesting, and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	51	Chief Executive Officer
E. Lee Wyatt, Jr.	62	Senior Vice President and Chief Financial Officer
Michael P. Bauer	50	President, The Master Lock Company LLC
David B. Lingafelter	50	President, Moen Incorporated
David M. Randich	53	President, MasterBrand Cabinets, Inc.
Mark Savan	50	President, Fortune Brands Doors, Inc.
Robert K. Biggart	60	Senior Vice President — General Counsel and Secretary
Sheri R. Grissom	50	Senior Vice President — Human Resources
Dan Luburic	43	Vice President — Corporate Controller

Christopher J. Klein has served as Chief Executive Officer of Fortune Brands since January 2010. From April 2009 to December 2009, Mr. Klein served as President and Chief Operating Officer of Fortune Brands. From February 2009 through April 2009, Mr. Klein served as Senior Vice President of our Former Parent and, from April 2003 to February 2009, Mr. Klein served as Senior Vice President — Strategy & Corporate Development of our Former Parent.

E. Lee Wyatt, Jr. has served as Senior Vice President and Chief Financial Officer of Fortune Brands since July 2011. Mr. Wyatt served as Executive Vice President, Chief Financial Officer of Hanesbrands Inc., a global consumer goods company, from September 2006 to June 2011.

Michael P. Bauer has served as President of The Master Lock Company LLC since December 2014. From April 2011 through December 2014, Mr. Bauer served as the President of the U.S. Businesses at Moen Incorporated, a subsidiary of Fortune Brands. Mr. Bauer served as the Vice President and General Manager of U.S. Retail at Moen Incorporated from January 2010 to April 2011.

David B. Lingafelter has served as President of Moen Incorporated, a subsidiary of Fortune Brands, since October 2007.

David M. Randich has served as President of MasterBrand Cabinets, Inc., a subsidiary of Fortune Brands, since October 2012. From November 2007 to October 2012, Mr. Randich served as President of Therma-Tru Corp., a subsidiary of Fortune Brands.

Mark Savan has served as President, Fortune Brands Doors, Inc., a subsidiary of Fortune Brands, since January 2013. Mr. Savan also serves as President of Therma-Tru Corp. since October 2012 and served as President of Fortune Brands Windows, Inc., a subsidiary of Fortune Brands, from October 2006 to September 2014.

Robert K. Biggart has served as Senior Vice President, General Counsel and Secretary of Fortune Brands since December 2013. From March 2005 through December 2013, Mr. Biggart served as Senior Vice President — General Counsel of PepsiCo Americas Beverages, a business division of PepsiCo, Inc., a global food and beverage company.

Sheri R. Grissom has served as Senior Vice President — Human Resources of Fortune Brands since February 2015. Prior to that, Ms. Grissom served as Executive Vice President — Global Human Resources of Actuant Corporation, a diversified industrial company, since October 2010.

Dan Luburic has served as Vice President — Corporate Controller of Fortune Brands since October 2011. Prior to that, Mr. Luburic served as Assistant Corporate Controller of our Former Parent from December 2007 through September 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FBHS”. The following table presents the high and low prices for our common stock as reported on the NYSE.

	2014		2013

	High	Low	High	Low
First Quarter	$47.92	$39.83	$38.16	$29.91
Second Quarter	43.51	37.28	44.04	33.20
Third Quarter	44.24	36.65	43.69	35.80
Fourth Quarter	46.00	36.54	46.08	37.75

In December 2014, our Board of Directors increased the quarterly cash dividend by 17% to $0.14 per share of our common stock. We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Item 1A. Risk Factors.”

On February 6, 2015, there were 12,942 record holders of the Company’s common stock, par value $0.01 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2014:

Three months ended December 31, 2014	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	748,598	$38.05	748,598	$300,000,000
November 1 – November 30	—	—	—	300,000,000
December 1 – December 31	—	—	—	300,000,000
Total	748,598	$38.05	748,598	—

(a)	Information on the Company’s share repurchase programs follows:

Authorization and announcement date	Authorization amount of shares of outstanding common stock	Expiration date
June 2, 2014	$250 million	June 2, 2016
September 30, 2014	$250 million	September 30, 2016

Stock Performance

The above graph compares the relative performance of our common stock, the S&P Midcap 400 Index and a Peer Group Index. This graph covers the period from September 16, 2011 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2014. This graph assumes $100 was invested in the stock or the index on September 16, 2011 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Peer Group Index The Peer Group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

Armstrong World Industries, Inc., Fastenal Company, Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Mohawk Industries, Inc., Newell Rubbermaid Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc., USG Corporation and The Valspar Corporation.

Calculation of Peer Group Index

The weighted-average total return of the entire Peer Group, for the period of September 16, 2011 (the first day of “when-issued” trading on the NYSE of Fortune Brands Home & Security, Inc. common stock) through December 31, 2014, is calculated in the following manner:

(1)	the total return of each Peer Group member is calculated by dividing the change in market value of a share of its common stock during the period, assuming reinvestment of any dividends, by the value of a share of its common stock at the beginning of the period; and

(2)	each Peer Group member’s total return is then weighted within the index based on its market capitalization relative to the market capitalization of the entire index, and the sum of such weighted returns results in a weighted-average total return for the entire Peer Group Index.

Item 6.  Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,

(In millions, except per share amounts)	2014	2013	2012	2011	2010
Income statement data(a)
Net sales	$4,013.6	$3,703.6	$3,134.8	$2,877.8	$2,748.5
Cost of products sold(a)	2,646.7	2,408.5	2,093.2	1,985.7	1,815.1
Selling, general and administrative expenses(b)	943.3	938.7	873.1	797.1	733.9
Amortization of intangible assets	13.1	9.4	7.4	10.2	11.1
Restructuring charges	7.0	2.8	4.7	3.6	4.3
Business separation costs	—	—	—	2.4	—
Asset impairment charges	—	21.2	13.2	24.0	—
Operating income	403.5	323.0	143.2	54.8	184.1
Income from continuing operations, net of tax	273.6	209.0	108.3	5.6	60.5
Basic earnings per share — continuing operations	1.68	1.26	0.67	0.03	0.38
Diluted earnings per share — continuing operations	1.64	1.21	0.65	0.03	0.38

Other data(a)
Depreciation and amortization	$98.8	$90.4	$101.3	$111.5	$111.6
Cash flow provided by operating activities	253.7	297.8	282.8	175.4	138.9
Capital expenditures	(127.5)	(96.7)	(75.0)	(68.5)	(58.3)
Proceeds from the disposition of assets	0.7	2.2	13.5	3.5	2.6
Dividends declared per common share	0.50	0.42	—	—	—
Dividends paid per common share to Former Parent	—	—	—	3.54	—

Balance sheet data
Total assets	$4,052.9	$4,178.1	$3,873.9	$3,637.9	$4,257.6
Third party long-term debt	643.7	350.0	297.5	389.3	16.8
Total invested capital(c)	2,933.0	3,009.2	2,710.2	2,535.2	2,605.5
Short-term loans to Former Parent (included in total assets above)(d)	—	—	—	—	571.7
Long-term loans from Former Parent(d)	—	—	—	—	3,214.0

(a)

Income statement data excludes discontinued operations. Other data is derived from the Statement of Cash Flows and therefore includes discontinued operations. For additional information, refer to Note 18, “Information on Business Segments.”

(b)	The Company’s defined benefit expense included pre-tax actuarial (losses) gains in each of the last five years as follows:

	2014	2013	2012	2011	2010
Pre-tax actuarial (losses) gains	$(13.7)	$(5.2)	$(42.2)	$(80.0)	$3.5
Portion in cost of products sold	(3.0)	(2.7)	(14.2)	(41.0)	2.5
Portion in selling, general and administrative expenses	(10.7)	(2.5)	(28.0)	(39.0)	1.0

(c)	Total invested capital consists of equity and short-term and long-term debt, including loans payable to our Former Parent, net of loans receivable from our Former Parent.

(d)	In 2011, our Former Parent made equity contributions totaling $2.7 billion to the Company, capitalizing all loan balances with our Former Parent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

>

Overview:    This section provides a general description of our business, and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.

>	Results of Operations: This section provides an analysis of our results of operations for each of the three years ended December 31, 2014, 2013 and 2012.

>

Liquidity and Capital Resources:    This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2014, 2013 and 2012. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2014, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

>

Critical Accounting Policies and Estimates:    This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories:    kitchen and bath cabinetry, plumbing and accessories, entry door systems, and security products.

For the year ended December 31, 2014, net sales based on country of destination were:

(In millions)
United States	$3,313.1	83%
Canada	405.8	10
China and other international	294.7	7
Total	$4,013.6	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, and lean and flexible supply chains, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market grow, we expect the benefits of operating leverage and strategic spending will help us to continue to achieve profitable organic growth.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market grows, we have the potential to generate additional growth from leveraging our cash flows and balance sheet strength by pursuing accretive strategic acquisitions and joint ventures, and returning cash to shareholders through a combination of dividends and repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. We believe that the U.S. market for our home products is in the midst of a multi-year recovery from the U.S. economic recession that ended in mid-2009 and that a continued recovery will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We may be impacted by fluctuations in raw material and transportation costs and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

During the past two years ended December 31, 2014, our net sales grew at a compounded annual rate of 13% as we benefited from an improving U.S. home products market, share gains, growth in international markets and acquisitions. Operating income grew at a compounded annual rate of 68% with operating margins improving from 5% in 2012 to 10% in 2014. Growth in operating income was primarily due to higher sales volume, control and leverage of our operating expenses, changes to our portfolio of businesses, the benefits of productivity programs, and lower restructuring and impairment charges.

During 2014, the U.S. home products market grew due to expansion of both new home construction and repair and remodel activities. We believe new housing construction experienced high-single digit growth in 2014 compared to 2013 and spending for home repair and remodeling increased approximately 4 to 5%. In 2014, net sales grew 8% and operating income increased 25% due to higher sales volume primarily resulting from U.S. home products market growth, the acquisitions of WoodCrafters Home Products Holding, LLC (“WoodCrafters”) in 2013 and John D. Brush & Co., Inc. (“SentrySafe”) in 2014, and productivity improvements.

During 2013, the U.S. home products market also grew due to expansion of both new home construction and repair and remodel activities. We believe new housing construction grew in the high teens (%) in 2013 compared to 2012 and spending for home repair and remodeling increased approximately 5% to 6%. We experienced strengthening in larger ticket repair and remodel activities, which had previously been lagging the overall market, and are particularly impactful to our cabinet products. In 2013, net sales grew 18% and operating income increased 126% on the benefit of higher volume from our growth initiatives, improving U.S. home products market conditions and productivity improvements, as well as the benefit of the acquisition of WoodCrafters.

In December 2014, we acquired Anaheim Manufacturing Company, which markets and sells garbage disposals, for $30.6 million in cash, subject to certain post-closing adjustments. In July 2014, we acquired SentrySafe, a leading manufacturer of home safes, for a purchase price of $116.7 million in cash. The financial results of SentrySafe were included in the Company’s results of operations and cash flows beginning in August of 2014. The purchase prices were funded from cash on hand and our existing credit facilities.

In December 2014, we committed to a plan to sell the Waterloo tool storage business. In September 2014, we sold the Simonton windows business for $130 million in cash. For additional information on these discontinued operations, refer to the Basis of Presentation section below.

In June 2013, the Company acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of $302.0 million. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. The financial results of WoodCrafters were included in the Company’s results of operations and cash flows beginning in the third quarter of 2013. This acquisition greatly expanded our offering of bathroom cabinetry products.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its majority-owned subsidiaries. In September 2014, we sold of all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”). In December 2014, we committed to a plan to sell Waterloo Industries, Inc. (“Waterloo”), our tool storage business, Therefore, in accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo and Simonton were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of comprehensive income for 2014, 2013 and 2012. The assets and liabilities of Simonton were reclassified as a discontinued operation in the accompanying consolidated balance sheets as of December 31, 2013. The assets and liabilities of Waterloo were reclassified as a discontinued operation in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The cash flows from discontinued operations for 2014, 2013 and 2012 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude this discontinued operation.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2014 compared to the year ended December 31, 2013, and the year ended December 31, 2013 compared to the year ended December 31, 2012. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2014, 2013 and 2012

(In millions)	2014	% change	2013	% change	2012
Net Sales:
Cabinets	$1,787.5	8.8%	$1,642.2	23.8%	$1,326.6
Plumbing	1,331.0	3.4	1,287.0	16.9	1,100.7
Doors	413.9	11.4	371.6	15.6	321.5
Security	481.2	19.5	402.8	4.4	386.0
Total Fortune Brands	$4,013.6	8.4%	$3,703.6	18.1%	$3,134.8
Operating Income (Loss):
Cabinets	$137.9	42.0%	$97.1	373.7%	$20.5
Plumbing	258.9	13.4	228.3	34.9	169.2
Doors	29.2	90.8	15.3	1,276.9	(1.3)
Security	49.4	(10.8)	55.4	2.0	54.3
Corporate(a)	(71.9)	1.6	(73.1)	26.5	(99.5)
Total Fortune Brands	$403.5	24.9%	$323.0	125.6%	$143.2

(a)

Corporate expenses include the components of defined benefit plan expense other than service cost which totaled expense (income) of $4.9 million, $(4.9) million, and $38.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. There are no amounts that represent the elimination or reversal of transactions between reportable segments.

Certain items had a significant impact on our results in 2014, 2013 and 2012. These included the acquisitions of SentrySafe and WoodCrafters, asset impairment charges, defined benefit plan recognition of actuarial losses and gains, restructuring and other charges and the impact of changes in foreign currency exchange rates.

In 2014, financial results included:

>	the impact of the WoodCrafters and SentrySafe acquisitions, which added approximately $165 million of net sales (approximately $100 million and $65 million, respectively),

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $13.7 million ($8.7 million after tax) compared to $5.2 million ($3.3 million after tax) in 2013. This change was primarily due to lower discount rates in 2014, partially offset by the impact of a higher than expected increase in pension plan assets and lower postretirement liabilities due to plan amendments to reduce health benefits,

>	restructuring and other charges of $7.7 million before tax ($4.7 million after tax), primarily associated with supply chain initiatives,

>

the impact of foreign exchange, which had an unfavorable impact compared to 2013, of approximately $25 million on net sales, approximately $13 million on operating income and approximately $10 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and

>

loss from discontinued operations of $114.3 million, net of tax, includes the net loss on the sale of Simonton windows of $111.2 million, as well as restructuring and impairment losses as a result of the decision to sell the Waterloo tool storage business of $14.1 million, net of tax.

In 2013, financial results included:

>	the impact of the WoodCrafters acquisition, which added approximately $115 million of net sales,

>	asset impairment charges in our Cabinets segment of $21.2 million ($13.8 million after tax) associated with the abandonment of certain internal use software,

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $5.2 million ($3.3 million after tax) compared to $42.2 million ($26.2 million after tax) in 2012. This change was primarily due to a higher than expected increase in pension plan assets and higher discount rates in 2013, as well as lower postretirement liabilities due to plan amendments to reduce health benefits,

>	restructuring and other charges of $3.7 million before tax ($2.8 million after tax), primarily associated with supply chain initiatives,

>

the impact of foreign exchange, which had an unfavorable impact compared to 2012, of approximately $7 million on net sales and approximately $1 million on operating income and net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and

>	income from discontinued operations of $21.9 million, net of tax.

In 2012, financial results included:

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $42.2 million ($26.2 million after tax), primarily due to a decrease in the discount rate used to value our pension and other postretirement obligations,

>	asset impairment charges of $13.2 million ($8.1 million after tax) associated with tradenames in the Doors segment ($7.3 million before tax) and the Cabinets segment ($5.9 million before tax).

These charges were primarily the result of an increase in our market-participant cost of capital discount rates. One tradename in the Cabinets segment was also impacted by reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter in 2012,

>	restructuring and other charges of $13.6 million before tax ($8.9 million after tax), primarily associated with cabinet manufacturing facility closures and

>	income from discontinued operations of $11.4 million, net of tax.

2014 Compared to 2013

Total Fortune Brands

Net sales

Net sales increased $310.0 million, or 8%. The increase was due to the benefit of the acquisitions of WoodCrafters and SentrySafe (approximately $165 million in aggregate), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate material cost increases, and favorable product mix. These increases were partially offset by the impact of the planned exit from low margin builder direct cabinet business in the western U.S. (approximately $53 million) and approximately $25 million of unfavorable foreign exchange.

Cost of products sold

Cost of products sold increased $238.2 million, or 10%, due to higher sales volume, material cost increases and higher costs associated with manufacturing capacity increases to support long-term growth, as well as the $126.0 million impact of the acquisitions of SentrySafe and WoodCrafters. These cost increases were partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.6 million due to higher volume-related costs and the $19.0 million impact of the acquisitions of SentrySafe and WoodCrafters, partially offset by lower employee-related costs. Selling, general and administrative expenses were also unfavorable due to higher expense from actuarial losses related to defined benefits plans ($10.7 million in 2014 compared to $2.5 million in 2013).

Amortization of intangible assets

Amortization of intangible assets increased $3.7 million due to the acquisitions of WoodCrafters ($2.9 million incremental) and SentrySafe ($0.8 million).

Restructuring charges

Restructuring charges of $7.0 million in 2014 related to severance in Security, Plumbing and Corporate, partially offset by a benefit from a foreign currency gain associated with dissolution of a foreign entity in the Plumbing segment. Restructuring charges of $2.8 million in 2013 related to supply chain initiatives.

Asset impairment charge

No asset impairment charges were recorded in 2014 in operating income. In 2013, our Cabinets segment completed an evaluation of its information technology strategy. As a result of this evaluation, the segment abandoned certain software developed for internal use and recorded an impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment.

Operating income

Operating income increased $80.5 million, or 25%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, the benefit from the WoodCrafters and SentrySafe acquisitions (approximately $9 million in aggregate) and improved product mix. Operating income was unfavorably impacted by planned costs associated with manufacturing capacity increases to support long-term growth. Operating income was also impacted by approximately $13 million of unfavorable foreign exchange. In addition, the following items had a significant impact on operating income trends:

(In millions)	2014	2013	Increase/(decrease) in operating income

Recognition of defined benefit plan actuarial losses	$13.7	$5.2	$(8.5)
Restructuring and other charges	7.7	3.7	(4.0)
Asset impairment charges	—	21.2	21.2

Interest expense

Interest expense increased $3.2 million primarily due to higher average borrowings.

Other expense (income), net

Other expense, net, was $1.2 million in 2014, compared to $5.3 million in 2013. The decrease of $4.1 million was primarily due to a $6.2 million impairment charge pertaining to a cost method investment in 2013, partially offset by a $1.6 million impairment charge pertaining to a different cost method investment in 2014.

Income taxes

The effective income tax rates for 2014 and 2013 were 30.2% and 32.7%, respectively. The effective income tax rate for 2014 was favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($7.6 million), the release of valuation allowances related to state net operating loss carryforwards ($4.1 million), and a $1.8 million benefit associated with the extension of the U.S. research and development credit under the Tax Increase Prevention Act 2014. The effective income tax rate for 2013 was favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($5.2 million), $1.6 million of deferred tax benefits associated with the enacted repeal of the Mexican Business Flat Tax under the 2014 Mexican Tax Reform Package, and a $1.4 million tax benefit associated with the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012. The effective income tax rate in 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit ($2.1 million).

Noncontrolling interests

Noncontrolling interest was $1.2 million in 2014 and 2013.

Net income from continuing operations

Net income from continuing operations was $273.6 million in 2014 compared to $209.0 million in 2013. The increase of $64.6 million was primarily due to higher operating income and the impact of the lower effective income tax rate.

Net (loss) income from discontinued operations

Discontinued operations consist of the results of operations of Simonton and the loss associated with the sale of the business in 2014, as well as the results of operations of Waterloo. The net loss from discontinued operations was $114.3 million in 2014, of which $111.2 million was the loss on the sale of the Simonton windows business, as well as $14.1 million in restructuring and impairment losses recorded as a result of the decision to sell the Waterloo tool storage business. Income from discontinued operations was $21.9 million in 2013.

Results By Segment

Cabinets

Net sales increased $145.3 million, or 9%, primarily due to the benefit of the acquisition of WoodCrafters (approximately $100 million) and strength in the repair and remodel market. Net sales also benefited from favorable product mix and price increases to help mitigate raw material cost increases. Net sales were unfavorably affected by the impact of the planned exit from low margin builder direct business in the western U.S. (approximately $53 million) and approximately $15 million of unfavorable foreign exchange.

Operating income increased $40.8 million, or 42%, due to the acquisition of WoodCrafters (approximately $12 million) and the absence in 2014 of the 2013 asset impairment charge of $21.2 million. Operating income also benefited from productivity improvements, lower employee-related costs, price increases to help mitigate raw material cost increases (wood-related) and improved product mix. Operating income was unfavorably impacted by higher costs associated with manufacturing capacity increases to support long-term growth.

Plumbing

Net sales increased $44.0 million, or 3%, due to higher sales volume in the U.S. driven primarily by improving U.S. market conditions, price increases to help mitigate raw material cost increases and approximately $13 million in higher international sales, primarily China and Canada. These benefits were partially offset by approximately $10 million of unfavorable foreign exchange.

Operating income increased $30.6 million, or 13%, due to higher sales volume, price increases to help mitigate raw material cost increases and cost saving initiatives. These benefits were partially offset by planned strategic and supply chain initiatives to increase capacity for long-term growth, as well as unfavorable foreign exchange of approximately $10 million.

Doors

Net sales increased $42.3 million, or 11%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, benefits from new distribution partners and price increases to help mitigate raw material cost increases.

Operating income increased $13.9 million, or 91%, due to higher sales volume. Operating income also benefited from price increases to help mitigate raw material cost increases and cost savings initiatives, as well as lower employee-related costs. These benefits were partially offset by increased material costs and higher costs related to planned capacity investments.

Security

Net sales increased $78.4 million, or 19%, due to the benefit of the acquisition of SentrySafe (approximately $65 million), as well as higher sales volume, including internationally, particularly in Europe.

Operating income decreased $6.0 million, or 11%, due to $5.7 million of inventory step-up amortization related to the acquisition of SentrySafe, increased raw material costs, higher selling and administrative expenses to support long-term growth and $4.1 million of restructuring charges in 2014. Operating income benefited from higher sales volume and lower employee-related costs.

Corporate

Corporate expenses decreased $1.2 million, or 2%, due to lower employee-related costs and consulting expense, partially offset by recognition of higher actuarial losses recognized in 2014 compared to 2013 (an $8.5 million increase) and $2.0 million of restructuring charges in 2014. The actuarial losses related to the normal remeasurement of the defined benefit plan liabilities ($13.1 million) and defined benefit plan amendments that required a remeasurement of certain postretirement benefit liabilities ($0.6 million).

(In millions)	2014	2013
General and administrative expense	$(67.0)	$(78.0)
Defined benefit plan income	8.8	10.1
Recognition of defined benefit plan actuarial losses	(13.7)	(5.2)
Total Corporate expenses	$(71.9)	$(73.1)

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

2013 Compared to 2012

Total Fortune Brands

Net Sales

Net sales increased $568.8 million, or 18%. The increase was due to higher sales volume, primarily from improved U.S. market conditions for home products, and new product introductions, as well as a benefit of approximately $115 million from the acquisition of WoodCrafters. Net sales also benefited from price increases that helped mitigate raw material cost increases.

Cost of products sold

Cost of products sold increased $315.3 million, or 15%, due to higher sales volume and the impact of the WoodCrafters acquisition, partially offset by the benefit of productivity improvements, including cost savings from previously announced restructuring actions. Cost of products sold also benefited from lower expense from actuarial losses related to defined benefit plans ($2.7 million in 2013 compared to $14.2 million in 2012).

Selling, general and administrative expenses

Selling, general and administrative expenses increased $65.6 million, or 8%, due to higher volume-related expenses and planned increases in strategic spending to support growth initiatives that included approximately $16 million of higher advertising spending. Administrative expenses also increased due to higher consulting expenses and acquisition-related transaction expenses. Selling, general and administrative expenses benefited from lower expense from actuarial losses related to defined benefit plans ($2.5 million in 2013 compared to $28.0 million in 2012).

Amortization of intangible assets

Amortization of intangible assets increased $2.0 million due to $2.9 million of amortization of identifiable intangible assets associated with the WoodCrafters acquisition, partially offset by the absence of expense for an identifiable intangible asset that was fully amortized in the second quarter of 2012.

Restructuring charges

Restructuring charges of $2.8 million and $4.7 million in 2013 and 2012, respectively, were related to supply chain initiatives.

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

In 2012, we recorded asset impairment charges of $13.2 million related to indefinite-lived tradenames in the Doors and Cabinets segments.

Operating income

Operating income increased $179.8 million, or 126%, primarily due to higher sales volume from our growth initiatives and improving U.S. home products market conditions, as well as the acquisition of WoodCrafters. In addition, the following items had a significant impact on operating income trends:

(In millions)	2013	2012	Increase/(decrease) in operating income

Recognition of defined benefit plan actuarial losses	$5.2	$42.2	$37.0
Asset impairment charges	21.2	13.2	(8.0)
Restructuring and other charges	3.7	13.6	9.9

Interest expense

Interest expense decreased $1.3 million due to lower average interest rates and external borrowings.

Other expense (income), net

Other expense (income), net, was expense of $5.3 million in 2013, compared to income of $0.5 million in 2012. The change of $5.8 million was primarily due to a 2013 impairment charge of $6.2 million pertaining to a cost method investment.

Income taxes

The effective income tax rates for 2013 and 2012 were 32.7% and 19.9%, respectively. The effective income tax rate in 2013 was favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($5.2 million), $1.6 million of deferred tax benefits associated with the enacted repeal of the Mexican Business Flat Tax under the 2014 Mexican Tax Reform Package, and a $1.4 million tax benefit associated with the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012. The effective income tax rate in 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit ($2.1 million). The effective income tax rate for 2012 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2008 to 2009 years ($11.1 million), a decrease in valuation allowance due to certain reorganization actions among our foreign subsidiaries ($8.9 million), and the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($2.1 million). The effective rate in 2012 was unfavorably impacted by an income tax expense on foreign dividends ($12.4 million).

Net income from continuing operations

Net income from continuing operations was $209.0 million in 2013 compared to $108.3 million in 2012. The increase of $100.7 million was primarily due to higher operating income, partially offset by the impact of the higher effective income tax rate and an increase in other expense (income), net.

Net (loss) income from discontinued operations

Discontinued operations consist of the result of operations of Waterloo and Simonton. The net income from discontinued operations was $21.9 million in 2013 compared to $11.4 million in 2012.

Results By Segment

Cabinets

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

At the end of the third quarter of 2013, the Cabinets segment completed an evaluation of its information technology strategy. The evaluation considered opportunities arising from improving U.S. home market conditions. As a result of this evaluation, the segment abandoned certain software developed for internal use in order to redirect financial resources toward developing more flexible systems that provided industry leading content for consumers and more advanced tools for designers to deliver a superior purchasing experience for their customers. The abandonment of this internal use software resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income and reduced property, plant and equipment, and will not materially impact current or future cash flow or future operating income.

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

Doors

Net sales increased $50.1 million, or 16% due to higher sales volume driven primarily by improved conditions in the U.S. home products market and distribution expansion.

Operating income increased $16.6 million to $15.3 million due to the benefit of higher sales, the absence of $7.3 million in tradename impairment charges in 2012, productivity improvements and favorable mix. These benefits were partially offset by higher compensation-related expenses and marketing costs.

Security

Net sales increased $16.8 million, or 4%, due to new product introductions and higher U.S. retail and international sales.

Operating income increased $1.1 million, or 2%, due to higher sales volume, partially offset by higher planned spending on security growth initiatives and an environmental charge.

Corporate

Corporate expenses decreased $26.4 million. Corporate expenses benefited from lower defined benefit actuarial losses ($37.0 million), primarily resulting from increased pension plan assets and higher discount rates, and favorable defined benefit plan income ($6.6 million). Corporate general and administrative expenses were unfavorably impacted by higher consulting expense, increased compensation-related costs and transaction expenses associated with acquisition-related activities.

(In millions)	2013	2012
General and administrative expense	$(78.0)	$(60.8)
Defined benefit plan income	10.1	3.5
Recognition of defined benefit plan actuarial losses	(5.2)	(42.2)
Total Corporate expenses	$(73.1)	$(99.5)

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit agreements. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2014, our Board of Directors increased the quarterly cash dividend by 17% to $0.14 per share of our common stock. All future dividends are subject to the approval of our Board of Directors.

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

In 2014, we repurchased approximately 11.1 million shares of our outstanding common stock under the Company’s share repurchase programs for $439.8 million. As of February 6, 2015, the Company’s total remaining share repurchase authorizations under the remaining programs were approximately $300 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In September 2014, the Company completed the sale of Simonton for $130 million in cash.

In July 2014, the Company acquired SentrySafe for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities. In December 2014, we acquired Anaheim Manufacturing Company, which markets and sells garbage disposals, for $30.6 million in cash, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

In June 2013, the Company acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of $302.0 million. The Company paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

In 2014, we invested in incremental capacity to support long-term growth potential. We expect capital spending in 2015 to be approximately $130 million.

On December 31, 2014, we had cash and cash equivalents of $191.9 million, of which $178.4 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate our operating cash flow in the third and fourth quarters of each year.

In August 2014, the Company amended its credit agreement to increase total lending commitments from $1 billion to $1.5 billion. After giving effect to the amendment we have a $975 million committed revolving credit facility, as well as a $525 million term loan, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On December 31, 2014 and 2013, our outstanding borrowings under these facilities were $670.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate will range from LIBOR + 1.0% to LIBOR + 2.0%. At December 31, 2014, we were in compliance with all covenants under these facilities. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. We believe our operating cash flows, availability under the credit facility and access to capital markets will provide sufficient liquidity to support the Company’s financing needs.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2014, 2013 and 2012.

(In millions)	2014	2013	2012
Net cash provided by operating activities	$253.7	$297.8	$282.8
Net cash used in investing activities	(151.1)	(396.7)	(86.7)
Net cash (used in) provided by financing activities	(147.5)	4.1	15.7
Effect of foreign exchange rate changes on cash	(4.6)	0.2	3.4
Net (decrease) increase in cash and cash equivalents	$(49.5)	$(94.6)	$215.2

Years Ended December 31, 2014, 2013 and 2012

Net cash provided by operating activities was $253.7 million in 2014 compared to $297.8 million in 2013 and $282.8 million in 2012. The $44.1 million decrease in cash provided by operating activities from 2013 to 2014 was primarily due to higher incentive compensation and customer program payments in the first quarter of 2014 compared to 2013 and lower accruals in 2014 (approximately

$75 million impact in aggregate), partially offset by lower working capital levels in 2014 to support sales and absence of the 2013 inventory build that did not repeat in 2014. The $15.0 million increase in cash provided by operating activities from 2012 to 2013 was primarily due to higher net income of $111.2 million and $20.3 million in lower pension contributions, partially offset by higher inventory to support sales growth combined with higher accounts receivable as a result of increased sales in December 2013 compared to December 2012.

Net cash used in investing activities was $151.1 million in 2014 compared to $396.7 million in 2013 and $86.7 million in 2012. The $245.6 million decrease from 2013 to 2014 was primarily due to the impact of acquisitions and divestitures, as well as $30.8 million in higher capital expenditures. The $310.0 million increase from 2012 to 2013 was primarily due to the acquisition of WoodCrafters.

Net cash used in financing activities was $147.5 million in 2014 compared to cash provided by financing activities of $4.1 million in 2013 and $15.7 million in 2012. The $151.6 million change in cash used by financing activities from 2013 to 2014 was due to higher share repurchases (a $387.7 million increase compared to 2013), four dividend payments in 2014 compared to three in 2013 ($27.5 million) and lower proceeds from the exercise of stock options ($21.8 million), partially offset by higher net borrowings ($282.5 million). The $11.6 million decrease in cash provided by financing activities from 2012 to 2013 was due to less cash received from stock option exercises ($53.6 million), dividends paid to stockholders ($49.9 million) and higher stock repurchases in 2013 compared to 2012 ($43.3 million). The decreases were partially offset by the favorable impact of net borrowings of $116.2 million ($31.3 million in net borrowings in 2013 compared to net debt repayments of $84.9 million in 2012), as well as a higher tax benefit from the exercise of stock-based awards ($14.6 million).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2014, we contributed $1.5 million to qualified pension plans. Due to higher interest rates and higher than expected returns on pension plan assets in 2013, we did not make any pension contributions to qualified pension plans in 2013. In 2012, we contributed $20.7 million to qualified pension plans. In 2015, we expect to make pension contributions of approximately $5 million. As of December 31, 2014, the fair value of our total pension plan assets was $608.2 million, representing funding of 77% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Mexico, Canada, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2014.

(In millions)	Payments Due by Period as of December 31, 2014

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$670.0	$26.3	$105.0	$538.7	$—
Interest payments on long-term debt(a)	32.7	10.0	18.1	4.6	—
Operating leases	70.3	23.8	28.7	13.5	4.3
Purchase obligations(b)	366.7	356.7	7.5	2.5	—
Defined benefit plan contributions(c)	5.8	5.8	—	—	—
Total	$1,145.5	$422.6	$159.3	$559.3	$4.3

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2014.

(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.

(c)	Pension and postretirement contributions cannot be determined beyond 2015.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $31.0 million of unrecognized tax benefits as of December 31, 2014 have been excluded from the Contractual Obligations table above. See Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2014. Other corporate commercial commitments include standby letters of credit of $27.4 million, in the aggregate, all of which expire in less than one year, and surety bonds of $3.5 million, in the aggregate, all of which expire in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Mexican peso and the Chinese yuan. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

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

There was no impact of deferred currency gains/losses on earnings in 2014. Net deferred currency gains of $2.3 million and $0.6 million were reclassified into earnings for the years ended December 31, 2013 and 2012, respectively. Based on foreign exchange rates as of December 31, 2014, we estimate that $0.3 million of net currency derivative losses included in OCI as of December 31, 2014 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (calendar year 2017 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 (calendar year 2017 for Fortune Brands). We are assessing the impact the adoption of this standard will have on our financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the definition of discontinued operations and requires expanded disclosures. The amendment is effective for annual periods beginning on or after December 15, 2014 (calendar year 2015 for Fortune Brands). We do not expect this standard to have a material effect on our financial statements.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $5.4 million and $5.8 million as of December 31, 2014 and 2013, respectively.

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

In 2014, as a result of our decision to sell the Waterloo tool storage business, we recorded $9.1 million of pre-tax impairment charges in order to remeasure this business at the estimated fair value less costs to sell. These charges consisted of $8.1 million for fixed assets and $1.0 million for definite-lived intangible assets. In 2013, our Cabinets segment abandoned certain software developed for internal use, which resulted in a pre-tax impairment charge of $21.2 million.

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

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the continued recovery of the U.S. home products market, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

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

In 2014 and 2013, we did not record any asset impairment charges in operating income associated with goodwill or indefinite-lived intangible assets. In 2012, we recorded asset impairment charges of $13.2 million related to indefinite-lived tradenames in the Doors and Cabinets segments.

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

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $13.7 million, $5.2 million and $42.2 million in 2014, 2013 and 2012, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $77.7 million as of December 31, 2014, compared to net actuarial gains of $34.8 million as of December 31, 2013. The $112.5 million change was primarily due to lower discount rates at December 31, 2014 compared to December 31, 2013, as well as the adoption of the new Society of Actuaries RP-2014 mortality tables.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2014 and 2013 was 6.8% and 7.8%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2014 and 2013 was 4.2% and 5.0%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2014, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.6% for pre-65 retirees and 7.5% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2022. As of December 31, 2013, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.1% for pre-65 retirees and 7.5% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2022.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2014	2013	2012
Total pension expense	$13.7	$0.7	$36.9
Actuarial loss component of expense above	12.5	0.8	30.6
Total postretirement (income) expense	(25.5)	(20.9)	13.4
Actuarial loss component of expense above	1.2	4.4	11.6
Amortization of prior service credit component of expense above	(27.6)	(27.4)	(2.6)

The actuarial losses in 2014 were due to a reduction in the discount rates used to measure plan benefit obligations, as well as change to the new Society of Actuaries RP-2014 mortality tables and improvement index (approximately $48 million). The actuarial losses in 2013 were principally due to plan amendments to reduce retiree health benefits that decreased the benefit obligations. The actuarial losses in 2012 were principally due to reductions in the discount rates used to measure plan benefit obligations. Discount rates in 2014 used to determine benefit obligations decreased by an average of 80 basis points for both pension benefits and postretirement benefits. Discount rates in 2013 used to determine benefit obligations increased by an average of 80 basis points for pension benefits and increased by an average of 60 basis points for postretirement benefits. Discount rates in 2012 used to determine benefit obligations declined by an average of 70 basis points for pension benefits and 90 basis points for postretirement benefits. The changes in discount rates was due to changes in interest rates for the bond portfolio that comprises our spot-rate yield curve. Our spot-rate yield curve is based on high quality bond interest rates. Our actual return on plan assets in 2014 was 9.8% compared to an actuarial assumption of an average 7.4% expected return. Our actual return on plan assets in 2013 was 15.2% compared to an actuarial assumption of an average 7.8% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $29 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.5 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2014, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $31.0 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $2.0 million to $7.0 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2014, nine such instances have not been dismissed, settled or otherwise resolved. In the calendar year 2014, our subsidiaries were identified as a PRP in three new instances and we settled two of these new instances in 2014. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2014 and 2013, we had accruals of $2.8 million and $4.8 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2014 would be $6.7 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $2.4 million at December 31, 2014. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2014	2013	2012
NET SALES	$4,013.6	$3,703.6	$3,134.8
Cost of products sold	2,646.7	2,408.5	2,093.2
Selling, general and administrative expenses	943.3	938.7	873.1
Amortization of intangible assets	13.1	9.4	7.4
Restructuring charges	7.0	2.8	4.7
Asset impairment charges	—	21.2	13.2
OPERATING INCOME	403.5	323.0	143.2
Interest expense	10.4	7.2	8.5
Other expense (income), net	1.2	5.3	(0.5)
Income from continuing operations before income taxes	391.9	310.5	135.2
Income taxes	118.3	101.5	26.9
Income from continuing operations, net of tax	273.6	209.0	108.3
(Loss) income from discontinued operations, net of tax	(114.3)	21.9	11.4
NET INCOME	159.3	230.9	119.7
Less: Noncontrolling interests	1.2	1.2	1.0
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$158.1	$229.7	$118.7
BASIC EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$1.68	$1.26	$0.67
Discontinuing operations	(0.70)	0.13	0.07
Net income attributable to Fortune Brands common shareholders	$0.98	$1.39	$0.74
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$1.64	$1.21	$0.65
Discontinuing operations	(0.69)	0.13	0.06
Net income attributable to Fortune Brands common shareholders	$0.95	$1.34	$0.71

Basic average number of shares outstanding	161.8	165.5	160.6
Diluted average number of shares outstanding	166.3	171.3	166.1
Dividends declared per common share	$0.50	$0.42	$—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2014	2013	2012
NET INCOME	$159.3	$230.9	$119.7
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(22.3)	(10.2)	8.4
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains arising during period	(1.3)	3.0	0.4
Less: reclassification adjustment for gains included in net income	(0.1)	(2.0)	(0.8)
Unrealized (losses) gains on derivatives	(1.4)	1.0	(0.4)
Defined benefit plans:
Prior service credit arising during period	15.3	34.7	29.4
Net actuarial (loss) gain arising during period	(112.5)	111.3	(7.0)
Less: amortization of prior service credit included in net periodic pension cost	(27.5)	(27.3)	(2.3)
Defined benefit plans	(124.7)	118.7	20.1
Other comprehensive (loss) income, before tax	(148.4)	109.5	28.1
Income tax benefit (expense) related to items of other comprehensive income(a)	46.2	(44.7)	(8.1)
Other comprehensive (loss) income, net of tax	(102.2)	64.8	20.0
COMPREHENSIVE INCOME	57.1	295.7	139.7
Less: comprehensive income attributable to noncontrolling interest	1.1	1.2	1.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$56.0	$294.5	$138.7

(a)

Income tax (expense) benefit on unrealized (losses) gains on derivatives of $(0.2) million, $(0.2) million and $0.1 million and on defined benefit plans of $46.4 million, $(44.5) million and $(8.2) million in 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$191.9	$241.4
Accounts receivable less allowances for discounts, doubtful accounts and returns	458.9	402.8
Inventories	462.2	428.9
Other current assets	122.8	127.9
Current assets of discontinued operations	63.3	126.4
TOTAL CURRENT ASSETS	1,299.1	1,327.4
Property, plant and equipment, net of accumulated depreciation	539.8	468.3
Goodwill	1,467.8	1,433.8
Other intangible assets, net of accumulated amortization	656.5	628.9
Other assets	72.4	42.0
Non-current assets of discontinued operations	17.3	277.7
TOTAL ASSETS	$4,052.9	$4,178.1
LIABILITIES AND EQUITY
Current liabilities
Notes payable to banks	$—	$6.0
Current portion of long-term debt	26.3	—
Accounts payable	333.8	314.8
Other current liabilities	322.0	357.1
Current liabilities of discontinued operations	17.5	60.8
TOTAL CURRENT LIABILITIES	699.6	738.7
Long-term debt	643.7	350.0
Deferred income taxes	150.6	197.4
Accrued defined benefit plans	216.9	108.5
Other non-current liabilities	75.6	73.4
Non-current liabilities of discontinued operations	3.4	57.0
TOTAL LIABILITIES	1,789.8	1,525.0
Commitments (Note 17) and Contingencies (Note 22)
Equity
Common stock(a)	1.7	1.7
Paid-in capital	2,517.3	2,431.3
Accumulated other comprehensive (loss) income	(6.7)	95.4
Retained earnings	279.5	200.8
Treasury stock	(532.3)	(79.8)
TOTAL FORTUNE BRANDS EQUITY	2,259.5	2,649.4
Noncontrolling interests	3.6	3.7
TOTAL EQUITY	2,263.1	2,653.1
TOTAL LIABILITIES AND EQUITY	$4,052.9	$4,178.1

(a)	Common stock, par value $0.01 per share, 172.0 million shares and 169.1 million shares issued at December 31, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$159.3	$230.9	$119.7
Non-cash expense (income):
Depreciation	82.9	77.2	90.2
Amortization	15.9	13.2	11.1
Stock-based compensation	29.7	26.1	26.9
Restructuring charges	2.5	0.2	—
Loss (gain) on sale of property, plant and equipment	0.9	0.8	(2.9)
Loss on sale of discontinued operation	83.2	—	—
Asset impairment charges	10.7	27.4	15.8
Recognition of actuarial losses	13.7	5.2	42.2
Deferred taxes	0.3	(12.7)	(4.0)
Changes in assets and liabilities including effects subsequent to acquisitions:
Increase in accounts receivable	(39.9)	(58.5)	(33.5)
Decrease (increase) in inventories	14.5	(89.7)	(18.7)
(Decrease) increase in accounts payable	(9.5)	39.8	22.1
(Increase) decrease in other assets	(24.4)	32.2	5.5
(Decrease) increase in accrued taxes	(0.2)	5.7	(12.8)
(Decrease) increase in accrued expenses and other liabilities	(85.9)	—	21.2
NET CASH PROVIDED BY OPERATING ACTIVITIES	253.7	297.8	282.8
INVESTING ACTIVITIES
Capital expenditures	(127.5)	(96.7)	(75.0)
Proceeds from the disposition of assets	0.7	2.2	13.5
Proceeds from sale of discontinued operation	130.0	—	—
Cost of acquisitions, net of cash acquired	(147.3)	(302.0)	(19.5)
Other investing activities	(7.0)	(0.2)	(5.7)
NET CASH USED IN INVESTING ACTIVITIES	(151.1)	(396.7)	(86.7)
FINANCING ACTIVITIES
(Decrease) increase in short-term debt	(6.2)	1.3	1.9
Issuance of long-term debt	1,057.0	220.0	70.0
Repayment of long-term debt	(737.0)	(190.0)	(156.8)
Proceeds from the exercise of stock options	28.9	50.7	104.3
Excess tax benefit from the exercise of stock-based compensation	29.2	26.8	12.2
Dividends to stockholders	(77.4)	(49.9)	—
Treasury stock purchases	(439.8)	(52.1)	(8.8)
Fortune Brands, Inc. payment	—	—	(6.0)
Other financing activities, net	(2.2)	(2.7)	(1.1)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(147.5)	4.1	15.7
Effect of foreign exchange rate changes on cash	(4.6)	0.2	3.4
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(49.5)	$(94.6)	$215.2
Cash and cash equivalents at beginning of year	$241.4	$336.0	$120.8
Cash and cash equivalents at end of year	$191.9	$241.4	$336.0
Cash paid during the year for:
External interest	$9.6	$6.7	$7.1
Income taxes paid directly to taxing authorities	109.1	89.4	55.9
Income taxes (received from) paid to Fortune Brands, Inc.	—	(1.2)	3.0
Dividends declared but not paid	22.1	20.0	—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2011	$1.6	$2,186.4	$10.6	$(77.7)	$(0.1)	$3.7	$2,124.5
Comprehensive income:
Net income	—	—	—	118.7	—	1.0	119.7
Other comprehensive income	—	—	20.0	—	—	—	20.0
Stock options exercised	—	104.4	—	—	—	—	104.4
Stock-based compensation	—	27.1	—	—	(7.7)	—	19.4
Tax benefit on exercise of stock options	—	12.0	—	—	—	—	12.0
Separation-related adjustments	—	(5.1)	—	—	—	—	(5.1)
Treasury stock purchase	—	—	—	—	(9.1)	—	(9.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	229.7	—	1.2	230.9
Other comprehensive income	—	—	64.8	—	—	—	64.8
Stock options exercised	0.1	50.7	—	—	—	—	50.8
Stock-based compensation	—	25.7	—	—	(11.2)	—	14.5
Tax benefit on exercise of stock options(a)	—	30.1	—	—	—	—	30.1
Treasury stock purchase	—	—	—	—	(51.7)	—	(51.7)
Dividends ($0.42 per Common share)	—	—	—	(69.9)	—	—	(69.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	158.1	—	1.2	159.3
Other comprehensive income	—	—	(102.1)	—	—	(0.1)	(102.2)
Stock options exercised	—	29.1	—	—	—	—	29.1
Stock-based compensation	—	29.2	—	—	(12.7)	—	16.5
Tax benefit on exercise of stock options	—	27.7	—	—	—	—	27.7
Treasury stock purchase	—	—	—	—	(439.8)	—	(439.8)
Dividends ($0.50 per Common share)	—	—	—	(79.4)	—	—	(79.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1

(a)	Includes $4.1 million of adjustments related to previous years’ vested and unvested restricted stock units.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Background and Basis of Presentation

The Company is a leading home and security products company with a portfolio of leading branded products used for residential home repair, remodeling, new construction, security applications and storage. References to (i) “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires, after giving effect to the spin-off of Fortune Brands from Fortune Brands, Inc. in 2011 and (ii) “Former Parent” refer to Fortune Brands, Inc..

Basis of Presentation    The consolidated financial statements include the accounts of Fortune Brands and its majority-owned subsidiaries. The Company’s subsidiaries operate on a 52 or 53-week fiscal year.

The consolidated financial statements included in this Annual Report on Form 10-K were derived principally from the consolidated financial statements of the Company. In September 2014, we sold all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”). In December 2014, we committed to a plan to sell Waterloo Industries, Inc. (“Waterloo”), our tool storage business. Therefore, in accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo and Simonton were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of comprehensive income for 2014, 2013 and 2012. The assets and liabilities of Simonton were reclassified as a discontinued operation in the accompanying consolidated balance sheets as of December 31, 2013. The assets and liabilities of Waterloo were reclassified as a discontinued operation in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. The cash flows from discontinued operations for 2014, 2013 and 2012 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude this discontinued operation.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $5.4 million and $5.8 million as of December 31, 2014 and 2013, respectively.

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

We also use the last-in, first-out (“LIFO”) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2014 and 2013 were $197.6 million (with a current cost of $217.5 million) and $200.9 million (with a current cost of $220.1 million), respectively.

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

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

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

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation — Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 14, “Defined Benefit Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2014, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $31.0 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $2.0 million to $7.0 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials and media production costs. The costs included in the “selling, general and administrative expenses” category were $43.4 million, $43.5 million and $45.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $169.7 million, $161.2 million and $153.2 million in 2014, 2013 and 2012, respectively.

Advertising costs, which amounted to $200.4 million, $197.1 million and $174.3 million in 2014, 2013 and 2012, respectively, are principally expensed as incurred. Advertising costs include product displays, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $66.8 million, $56.8 million and $49.1 million in 2014, 2013 and 2012, respectively. Advertising costs recorded in selling, general and administrative expenses were $133.6 million, $140.3 million and $125.2 million in 2014, 2013 and 2012, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $46.1 million, $50.8 million and $41.7 million in 2014, 2013 and 2012, respectively, are expensed as incurred.

Stock-based Compensation    Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance award is based on the stock price at the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the share price at the date of grant. See Note 13, “Stock-Based Compensation,” for additional information.

Earnings Per Share    Earnings per common share is calculated by dividing net income attributable to Fortune Brands by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year. See Note 20, “Earnings Per Share,” for further discussion.

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

There was no impact of deferred currency gains/losses on earnings in 2014. Net deferred currency gains of $2.3 million and $0.6 million were reclassified into earnings for the years ended December 31, 2013 and 2012, respectively. Based on foreign exchange rates as of December 31, 2014, we estimate that $0.3 million of net currency derivative losses included in AOCI as of December 31, 2014 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (calendar year 2017 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for annual reporting periods beginning after December 15, 2016 (calendar year 2017 for Fortune Brands). We are assessing the impact the adoption of this standard will have on our financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the definition of discontinued operations and requires expanded disclosures. The amendment is effective for annual periods beginning on or after December 15, 2014 (calendar year 2015 for Fortune Brands). We do not expect this standard to have a material effect on our financial statements.

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2014	2013
Inventories:
Raw materials and supplies	$178.1	$159.1
Work in process	54.0	49.9
Finished products	230.1	219.9
Total inventories	$462.2	$428.9

Property, plant and equipment:
Land and improvements	$48.5	$46.7
Buildings and improvements to leaseholds	356.3	337.5
Machinery and equipment	920.2	883.1
Construction in progress	71.3	52.2
Property, plant and equipment, gross	1,396.3	1,319.5
Less: accumulated depreciation	856.5	851.2
Property, plant and equipment, net of accumulated depreciation	$539.8	$468.3

Other current liabilities:
Accrued salaries, wages and other compensation	$69.8	$118.9
Accrued customer programs	102.5	110.8
Other accrued expenses	149.7	127.4
Total other current liabilities	$322.0	$357.1

4.    Acquisitions

In December 2014, we acquired all of the issued and outstanding shares of capital stock of Anafree Holdings, Inc., the sole owner of Anaheim Manufacturing Company, which markets and sells garbage disposals, for $30.6 million in cash, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. A preliminary allocation of the purchase price has been reflected in the financial statements and will be updated as asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

In July 2014, the Company acquired 100% of the voting equity of John D. Brush & Co., Inc. (“SentrySafe”) for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities. This acquisition broadens our product offering of security products. Net sales in the five months ended December 31, 2014 were approximately $65 million and operating income was not material to the Company. The results of operations of SentrySafe are included in the Security segment.

These 2014 acquisitions were not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

In June 2013, the Company acquired Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops, for a purchase price of $302.0 million. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition greatly expanded our offerings of bathroom cabinetry products. Net sales of

WoodCrafters in the first six months of 2014 were approximately $100 million and WoodCrafters’ operating income was not material to the Company. The results of operations of WoodCrafters are included in the Cabinets segment.

The following table summarizes the final allocation of the WoodCrafters’ purchase price to fair values of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$41.4
Inventories	25.7
Property, plant and equipment	29.6
Goodwill	143.4
Identifiable intangible assets	89.4
Other assets	7.3
Total assets	336.8
Other current liabilities and accruals	34.8
Net assets acquired	$302.0

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

(In millions)	2013	2012
Net sales	$3,811.0	$3,314.7
Net income attributable to Fortune Brands	240.8	126.6
Basic earnings per common share	$1.45	$0.79
Diluted earnings per common share	$1.41	$0.76

In December 2012, the Company acquired a company for approximately $20 million in cash. Purchase price adjustments and the allocation of the purchase price were finalized in the first quarter of 2013. The acquisition was not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

5.    Discontinued Operations

In August 2014, the Company entered into a stock purchase agreement to sell the Simonton windows business for $130 million in cash. The sale was completed in September 2014. Simonton is presented as a discontinued operation in the Company’s financial statements beginning in the third quarter of 2014 in accordance with ASC requirements. Simonton was previously reported in the Advanced Material Windows & Door Systems segment, which has been renamed the Doors segment.

In addition, in December 2014, we committed to a plan to sell our Waterloo tool storage business and therefore classified it as a discontinued operation. We expect to sell Waterloo by the end of 2015. Waterloo was previously reported in the Security & Storage segment, which has been renamed the Security segment.

The consolidated statements of comprehensive income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of Simonton and Waterloo as discontinued operations.

The following table summarizes the results of the discontinued operations for the years ended December 31, 2014, 2013 and 2012.

(in millions)	2014	2013	2012
Net sales	$369.4	$453.8	$456.3
(Loss) income from discontinued operations before income taxes	$(90.8)	$34.4	$18.8
Income taxes	23.5	12.5	7.4
(Loss) income from discontinued operations, net tax	$(114.3)	$21.9	$11.4

The 2014 loss from discontinued operations, net of tax, included a loss on sale of the Simonton business of $111.2 million as well as $14.1 million of restructuring and impairment charges for Waterloo in order to remeasure this business at the estimated fair value less costs to sell.

The following table summarizes the major classes of assets and liabilities of Simonton and Waterloo, which are now reflected as a discontinued operations on the consolidated balance sheet:

(in millions)	December 31, 2014	December 31, 2013
	(Waterloo only)	(Simonton and Waterloo)
Accounts receivable, net	$40.1	$74.3
Inventories	15.9	42.6
Other current assets	7.3	9.5
Total current assets	63.3	126.4
Property, plant and equipment, net	13.3	66.2
Goodwill	—	86.1
Identifiable intangibles, net	—	123.9
Other non-current assets	4.0	1.5
Total assets	$80.6	$404.1
Accounts payable	$8.5	$29.0
Other current liabilities	9.0	31.8
Total current liabilities	17.5	60.8
Other non-current liabilities	3.4	57.0
Total liabilities	$20.9	$117.8

6.    Goodwill and Identifiable Intangible Assets

We had goodwill of $1,467.8 million and $1,433.8 million as of December 31, 2014 and 2013, respectively. The increase of $34.0 million was primarily due to the acquisitions of Anaheim Manufacturing Company and SentrySafe. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Balance at December 31, 2012(a)	$491.8	$569.7	$143.0	$90.8	$1,295.3
2012 translation adjustments	(2.4)	—	—	(1.4)	(3.8)
Acquisition-related adjustments	142.3	—	—	—	142.3
Balance at December 31, 2013(a)	$631.7	$569.7	$143.0	$89.4	$1,433.8
2013 translation adjustments	(2.7)	—	—	(1.4)	(4.1)
Acquisition-related adjustments	1.1	25.9	—	11.1	38.1
Balance at December 31, 2014(a)	$630.1	$595.6	$143.0	$99.1	$1,467.8

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $656.5 million and $628.9 million as of December 31, 2014 and December 31, 2013, respectively. The $38.6 million increase in gross identifiable intangible assets was predominantly due to the acquisition of SentrySafe.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2014 and 2013 were as follows:

	As of December 31, 2014				As of December 31, 2013
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets — tradenames	$542.7	$(42.0	)(a)	$500.7	$538.8	$(42.0	)(a)	$496.8
Amortizable intangible assets
Tradenames	14.6	(6.4)		8.2	15.2	(6.0)		9.2
Customer and contractual relationships	294.2	(164.0)		130.2	260.2	(156.5)		103.7
Patents/proprietary technology	57.7	(40.3)		17.4	56.4	(37.2)		19.2
Total	366.5	(210.7)		155.8	331.8	(199.7)		132.1
Total identifiable intangibles	$909.2	$(252.7)		$656.5	$870.6	$(241.7)		$628.9

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles — Goodwill and Other Assets.

Amortizable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion and other relevant factors. We expect to record intangible amortization of approximately $14 million in 2015, trending down to $10 million in 2019.

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

In 2014 and 2013, we did not record any asset impairment charges associated with goodwill or indefinite-lived intangible assets. In the fourth quarter of 2012, in conjunction with our annual impairment testing, we recorded pre-tax indefinite-lived tradename impairment charges of $13.2 million. These charges were recorded on the asset impairment charges line of the income statement. The impairment charge in our Doors segment was $7.3 million and the impairment charge in our Cabinets segment was $5.9 million. These charges were primarily the result of an increase in our market-participant cost of capital discount rates. One tradename in the Cabinets segment was also impacted by reduced revenue growth expectations for high-end discretionary cabinet purchases developed during our annual planning process that was completed in the fourth quarter.

7.    Asset Impairment Charges

No asset impairment charges were recorded in 2014 in operating income. In 2013, our Cabinets segment abandoned certain software developed for internal use, which resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income on the asset impairment charges line of the income statement and reduced property, plant and equipment. For information on 2012 asset impairment charges, refer to Note 6 above.

8.    External Debt and Financing Arrangements

In August 2014, the Company amended its credit agreement to increase total lending commitments from $1 billion to $1.5 billion. As a result of the refinancing, there was no write-off of prepaid debt issuance costs. After giving effect to the amendment we have a $975 million committed revolving credit facility, as well as a $525 million term loan, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On December 31, 2014 and 2013, our outstanding borrowings in aggregate under the revolving credit facility and term loan were $670.0 million and $350.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At December 31, 2014, we were in compliance with our debt covenant ratios.

At December 31, 2014 and 2013, the current portion of long-term debt was $26.3 million and zero, respectively. In addition, at December 31, 2013, there was $6.0 million of external short-term borrowings outstanding, comprised of notes payable to banks that are used for general corporate purposes. The December 31, 2013 amount included a bank line of credit in India, which was repaid and terminated in 2014, and in China, which was repaid in 2014. These bank lines of credit provide for unsecured borrowings for working capital of up to $15.7 million and $22.7 million as of December 31, 2014 and 2013, respectively. The weighted-average interest rates on these borrowings were 7.6%, 12.3 % and 13.0% in 2014, 2013 and 2012, respectively.

The components of external long-term debt were as follows:

(In millions)	2014	2013
$975 million revolving credit agreement due July 2018	$145.0	$—
$525 million term loan due July 2018	525.0	350.0
Total debt	670.0	350.0
Less: current portion	26.3	—
Total long-term debt	$643.7	$350.0

Term loan amortization payments during the next five years as of December 31, 2014 are $26.3 million in 2015, $52.5 million in 2016, $52.5 million in 2017, $538.7 million in 2018 and zero in 2019.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2014.

As of December 31, 2014, JPMorgan Chase & Co. and its wholly owned subsidiaries (“JPM”) owned approximately 14% of the Company’s common stock. JPMorgan Chase Bank, N.A., a subsidiary of JPM, was a lender of $55.6 million of our total debt under our credit facilities and held $0.6 million of our cash balances. In addition, JPMorgan Investment Management, Inc., another subsidiary of JPM, manages pension assets in the Company’s Master Retirement Trust, which totaled $25.1 million as of December 31, 2014. JPMorgan Chase & Co. does not participate in management of the Company nor do any of its employees sit on our Board of Directors.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2014 and 2013.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The effective portions of cash flow hedges are reported in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2014 was $270.4 million, representing a net settlement payable of $0.3 million. Based on foreign exchange rates as of December 31, 2014, we estimate that $0.3 million of net foreign currency derivative losses included in OCI as of December 31, 2014 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2014 and 2013 were:

		Fair Value

(In millions)	Location	2014	2013
Assets:
Foreign exchange contracts	Other current assets	$5.1	$2.1
Net investment hedges	Other current assets	0.5	0.6
	Total assets	$5.6	$2.7
Liabilities:
Foreign exchange contracts	Other current liabilities	$5.4	$0.3

The effects of derivative financial instruments on the consolidated statements of income in 2014, 2013 and 2012 were:

(In millions)	Gain (Loss) Recognized in Income

Type of hedge	Location	2014	2013	2012
Cash flow	Net sales	$—	$—	$(0.1)
	Cost of products sold	0.5	1.9	0.5
	Other income (expense), net	(0.4)	—	—
Fair value	Other income (expense), net	3.6	1.2	(0.3)
Total		$3.7	$3.1	$0.1

For cash flow hedges that are effective, the amounts recognized in OCI were (losses)/gains of $(1.3) million and $3.0 million in 2014 and 2013, respectively. In the years ended December 31, 2014, 2013 and 2012, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant.

10.    Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 were as follows:

	Fair Value

(In millions)	2014	2013
Assets:
Derivative asset financial instruments (level 2)	$5.6	$2.7
Deferred compensation program assets (level 1)	3.3	3.5
Total assets	$8.9	$6.2
Liabilities:
Derivative liability financial instruments (level 2)	$5.4	$0.3

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are level 3.

The carrying value of the Company’s long-term debt as of December 31, 2014 and 2013 of $643.7 million and $350.0 million, respectively, approximated its fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are level 2 inputs.

In 2014, we did not record impairment charges in operating income. In 2013 and 2012, we recorded pre-tax intangible asset impairment charges of $21.2 million and $13.2 million, respectively. Refer to Note 6, “Goodwill and Identifiable Intangible Assets,” and Note 7, “Asset Impairment Charges,” for additional information. In accordance with ASC requirements for Fair Value Measurements, below is the disclosure for assets measured at fair value on a non-recurring basis. There were no losses for indefinite-lived intangible assets in 2014 and 2013.

(in millions)	2012

	Fair Value Measurements Using Significant Unobservable Inputs (level 3)	Total Losses
Indefinite-lived intangible assets	$191.3	$13.2

In addition, in 2014, as a result of our decision to sell Waterloo, we recorded $9.1 million of pre-tax impairment charges in order to remeasure this business at the estimated fair value less costs to sell. These charges consisted of $8.1 million for fixed assets and $1.0 million for definite-lived intangible assets. Refer to Note 5, “Discontinued Operations,” for additional information.

11.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2014 and 2013 were as follows:

	Common Shares		Treasury Shares

	2014	2013	2014	2013
Balance at the beginning of the year	166,667,936	163,855,647	2,404,320	700,102
Stock plan shares issued	2,877,761	4,516,507	—	—
Shares surrendered by optionees	(288,797)	(296,100)	288,797	296,100
Common stock repurchases	(11,116,772)	(1,408,118)	11,116,772	1,408,118
Balance at the end of the year	158,140,128	166,667,936	13,809,889	2,404,320

In December 2014, our Board of Directors increased the quarterly cash dividend by 17% to $0.14 per share of our common stock.

The Company has 60 million authorized shares of preferred stock, par value $0.01 per share. At December 31, 2014, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2014, we repurchased approximately 11.1 million shares of outstanding common stock under the Company’s share repurchase programs for $439.8 million. As of December 31, 2014, the Company’s total remaining share repurchase authorization under the remaining programs was approximately $300 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12.    Accumulated Other Comprehensive (Loss) Income

The reclassifications out of accumulated other comprehensive (loss) income for the year ended December 31, 2014 and 2013 were as follows:

(In millions)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Consolidated Statements of Income

	2014	2013
Cumulative translation adjustments:	$1.5	—
Gains (losses) on cash flow hedges:
Foreign exchange contracts	$0.5	$2.3	Cost of products sold
	(0.4)	—	Other (expense) income, net
Commodity contracts	—	(0.3)	Cost of products sold
	0.1	2.0	Total before tax
	(0.1)	(0.7)	Tax expense
	$—	$1.3	Net of tax
Defined benefit plan items:
Amortization of prior service cost	$27.5	$27.3	(a)
Recognition of actuarial losses	(13.7)	(5.2)	(a)
Curtailment and settlement losses	—	(0.2)	(a)
	13.8	21.9	Total before tax
	(5.2)	(8.4)	Tax expense
	$8.6	$13.5	Net of tax
Total reclassifications for the period	$10.1	$14.8	Net of tax

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 14, “Defined Benefit Plans,” for additional information.

Total accumulated other comprehensive (loss) income consists of net income (loss) and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The components of and changes in accumulated other comprehensive (loss) income were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$55.1	$0.5	$(45.0)	$10.6
Changes during year	8.4	(0.3)	11.9	20.0
Balance at December 31, 2012	63.5	0.2	(33.1)	30.6
Amounts classified into accumulated other comprehensive income	(10.2)	2.0	87.8	79.6
Amounts reclassified from accumulated other comprehensive income into earnings	—	(1.3)	(13.5)	(14.8)
Net current period other comprehensive (loss) income	(10.2)	0.7	74.3	64.8
Balance at December 31, 2013	53.3	0.9	41.2	95.4
Amounts classified into accumulated other comprehensive income	(20.8)	(1.5)	(69.7)	(92.0)
Amounts reclassified from accumulated other comprehensive income into earnings	(1.5)	—	(8.6)	(10.1)
Net current period other comprehensive (loss) income	(22.3)	(1.5)	(78.3)	(102.1)
Balance at December 31, 2014	$31.0	$(0.6)	$(37.1)	$(6.7)

13.    Stock-Based Compensation

As of December 31, 2014, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan the “Plans”). During 2013, our stockholders approved the Plan, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2014, approximately 8 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock may be automatically added to the number of shares of common stock that may be issued as awards expire, are terminated, cancelled or forfeited, or are used to satisfy withholding taxes with respect to existing awards under the Plans. No new stock-based awards can be made under the 2011 Plan, but there are outstanding awards under the 2011 Plan that continue to vest and/or be exercisable. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Pre-tax stock-based compensation expense from continuing operations was as follows:

(In millions)	2014	2013	2012
Stock option awards	$7.8	$7.9	$11.9
Restricted stock units	11.8	9.6	9.8
Performance awards	7.6	6.5	3.3
Director awards	0.9	0.9	1.1
Total pre-tax expense	28.1	24.9	26.1
Tax benefit	10.5	9.1	9.4
Total after tax expense	$17.6	$15.8	$16.7

Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

Restricted stock units have been granted to officers and certain employees of the Company and represent the right to receive unrestricted shares of Company common stock subject to continued employment. Certain restricted stock units granted to certain officers are also subject to attaining specific performance criteria. Compensation cost is recognized over the service period. We calculate the fair value of each restricted stock unit granted by using the average of the high and low share prices on the date of grant. Restricted stock units generally vest ratably over a three-year period.

A summary of activity with respect to restricted stock units outstanding under the Plans related to Fortune Brands and our Former Parent employees for the year ended December 31, 2014 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	1,297,296	$20.68
Granted	358,880	43.98
Vested	(709,525)	19.32
Cancelled	(103,714)	28.47
Non-vested at December 31, 2014	842,937	$30.79

The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2014 was approximately $14.5 million, and the weighted-average period of time over which this cost will be recognized is 1.8 years. The fair value of restricted stock units that vested during 2014, 2013 and 2012 was $31.1 million, $26.9 million and $18.5 million, respectively.

Stock Option Awards

Stock options were granted to officers and select employees of the Company and represent the right to purchase shares of Company common stock subject to continued employment.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. We recognize compensation expense on awards on a straight-line basis over the requisite service period for the entire award. Stock options granted under the Plans generally vest over a three-year period and have a maturity of ten years from the grant date.

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2014	2013	2012
Current expected dividend yield	1.5%	1.5%	1.5%
Expected volatility	32.0%	32.0%	35.0%
Risk-free interest rate	1.9%	1.1%	1.2%
Expected term	6 years	6 years	6 years

The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization because there is not sufficient historical volatility data for Fortune Brands common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the Securities and Exchange Commission’s safe harbor guidelines. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2014, 2013 and 2012 was $12.72, $9.02 and $5.80, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and our Former Parent employees for the year ended December 31, 2014 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2013	9,649,560	$14.39
Granted	595,150	44.52
Exercised	(2,150,255)	13.52
Expired/forfeited	(214,677)	25.77
Outstanding at December 31, 2014	7,879,778	$16.60

Options outstanding and exercisable at December 31, 2014 were as follows:

	Options Outstanding(a)			Options Exercisable(b)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $11.99	2,079,975	2.0	$9.71	2,079,975	$9.71
12.00 to 14.00	3,776,262	6.2	13.05	3,229,631	13.18
14.01 to 44.73	2,023,541	7.9	30.29	839,387	23.31
	7,879,778	5.5	$16.60	6,148,993	$13.39

(a)	At December 31, 2014, the aggregate intrinsic value of options outstanding was $225.9 million.

(b)	At December 31, 2014, the weighted-average remaining contractual life of options exercisable was 4.9 years and the aggregate intrinsic value of options exercisable was $196.0 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2014 was $8.1 million, and the weighted-average period of time over which this cost will be recognized is 1.5 years. The fair value of options that vested during the years ended December 31, 2014, 2013 and

2012 was $9.8 million, $12.4 million and $10.8 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2014, 2013 and 2012 was $63.4 million, $97.1 million and $70.2 million, respectively.

Performance Awards

Performance share awards were granted to officers and select employees of the Company under the Plans and represent the right to earn shares of Company common stock based on the achievement of various segment or company-wide performance conditions, including diluted cumulative earnings per share, average return on invested capital, average return on net tangible assets and cumulative operating income during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

The following table summarizes information about performance share awards as of December 31, 2014, as well as activity during the year then ended, based on the target award amounts in the performance share award agreements:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	499,500	$25.38
Granted	160,500	45.13
Vested	(1,155)	37.76
Cancelled	(63,145)	31.24
Non-vested at December 31, 2014	595,700	$30.06

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2014 was approximately $8.4 million, and the weighted-average period of time over which this cost will be recognized is 1.5 years. The fair value of performance share awards that vested during 2014 was $0.1 million.

Director Awards

Stock awards compensate outside directors under the Plan. Awards are issued annually in the second quarter as part of the compensation to outside directors. In addition, outside directors can elect to have director fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2014, 2013 and 2012, we awarded 22,654, 24,672 and 52,208 shares of Company common stock to outside directors with a weighted average fair value on the date of the award of $40.01, $36.47 and $20.46, respectively.

14.    Defined Benefit Plans

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits

Obligations and Funded Status at December 31	2014	2013	2014	2013
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$662.3	$722.5	$34.2	$73.3
Service cost	10.4	11.4	0.1	0.3
Interest cost	32.9	30.1	0.8	1.7
Plan amendments	—	—	(15.3)	(34.7)
Actuarial loss (gain)	133.1	(73.0)	3.9	(0.3)
Participants’ contributions	—	—	0.3	0.5
Benefits paid	(30.1)	(28.7)	(4.2)	(7.0)
Medicare Part D reimbursement	—	—	0.4	0.4
Foreign exchange	—	—	(0.1)	—
Projected benefit obligation at end of year	$808.6	$662.3	$20.1	$34.2
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$793.2	$648.5
Change in Plan Assets:
Fair value of plan assets at beginning of year	$583.8	$536.8	$—	$—
Actual return on plan assets	52.0	74.6	—	—
Employer contributions	2.5	1.1	3.5	6.1
Participants’ contributions	—	—	0.3	0.5
Medicare Part D reimbursement	—	—	0.4	0.4
Benefits paid	(30.1)	(28.7)	(4.2)	(7.0)
Fair value of plan assets at end of year	$608.2	$583.8	$—	$—
Funded status (Fair value of plan assets less PBO)	$(200.4)	$(78.5)	$(20.1)	$(34.2)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. The 2014 actuarial loss includes $0.9 million related to an acquired business.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2014	2013	2014	2013
Current benefit payment liability	$(1.0)	$(0.8)	$(2.6)	$(3.5)
Accrued benefit liability	(199.4)	(77.7)	(17.5)	(30.7)
Net amount recognized	$(200.4)	$(78.5)	$(20.1)	$(34.2)

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The reduction in accrued retiree benefit plan liabilities was $15.3 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.5 million.

In the fourth quarter of 2012 and first half of 2013, we communicated our decision to amend certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $29.8 million in 2012 and $34.7 million in 2013, and we recognized actuarial losses of $4.0 million in 2013 due to a decrease in the discount rate and a resulting lower threshold for loss recognition because of the reduced postretirement obligation. Liability reductions resulting from these benefit reductions are recorded as amortization of prior service credits in net income in accordance with accounting requirements. In addition, in the first quarter of 2013, we communicated to certain employees our decision to freeze an hourly pension plan by December 31, 2016. As a result, we remeasured our pension liability, updating our pension measurement assumptions, and recorded a $20.0 million reduction in the liability. The curtailment charge associated with this pension freeze was insignificant. See Note 12, “Accumulated Other Comprehensive Income,” for information on the impact on accumulated other comprehensive income. In the third and fourth quarters of 2011, we communicated to employees our decision to freeze salaried and certain hourly non-union pension plans by December 31, 2016. As a result, we remeasured our pension liabilities, updated our pension measurement assumptions, and recorded pension curtailment charges totaling $1.8 million.

As of December 31 2014, we adopted the new Society of Actuaries RP-2014 mortality tables, resulting in an increase in our postretirement obligations of approximately $48 million, and a corresponding increase in deferred actuarial losses in accumulated other comprehensive income.

In 2015, we expect to make pension cash contributions of approximately $5 million.

The amounts in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2012	$72.2	$4.3
Recognition of actuarial gain	(0.9)	(4.5)
Current year actuarial gain	(105.6)	(0.3)
Net actuarial gain at December 31, 2013	$(34.3)	$(0.5)
Recognition of actuarial gain	(12.5)	(1.2)
Current year actuarial loss	123.3	2.9
Net actuarial loss at December 31, 2014	$76.5	$1.2
Net prior service cost (credit) at December 31, 2012	$0.6	$(26.2)
Prior service credit recognition due to plan amendments	—	(34.7)
Amortization	(0.1)	27.4
Net prior service cost (credit) at December 31, 2013	$0.5	$(33.5)
Prior service credit recognition due to plan amendments	—	(15.3)
Amortization	(0.1)	27.6
Net prior service cost (credit) at December 31, 2014	$0.4	$(21.2)
Total at December 31, 2014	$76.9	$(20.0)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are amortization of net prior service costs (credits) related pension benefits of $0.1 million and postretirement benefits of $(14.0) million.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2014	2013	2012	2014	2013	2012
Service cost	$10.4	$11.4	$12.1	$0.1	$0.3	$0.5
Interest cost	32.9	30.1	30.7	0.8	1.7	3.9
Expected return on plan assets	(42.2)	(41.8)	(36.8)	—	—	—
Recognition of actuarial losses	12.5	0.8	30.6	1.2	4.4	11.6
Amortization of prior service cost (credits)	0.1	0.1	0.3	(27.6)	(27.4)	(2.6)
Curtailment and settlement losses	—	0.1	—	—	0.1	—
Net periodic benefit cost	$13.7	$0.7	$36.9	$(25.5)	$(20.9)	$13.4

Assumptions	Pension Benefits			Postretirement Benefits

	2014	2013	2012	2014	2013	2012
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.2%	5.0%		3.5%	4.3%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	5.0%	4.2%	4.9%	4.3%	3.7%	4.6%
Expected long-term rate of return on plan assets	7.4%	7.8%	7.8%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2014		2013
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.6/7.5	%(a)	7.1/7.5	%(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2022		2022

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.4	(1.6)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2014 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$21.8	$—	$21.8
Commingled funds:
Cash and cash equivalents	9.1	9.1	—
Equity	282.6	282.6	—
Fixed income	248.0	248.0	—
Multi-strategy hedge funds	21.6	—	21.6
Real estate	25.1	—	25.1
Total	$608.2	$539.7	$68.5

A reconciliation of Level 3 measurements as of December 31, 2014 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2014	$21.2	$20.5	$22.8	$64.5
Actual return on assets related to assets still held	0.6	1.1	2.3	4.0
December 31, 2014	$21.8	$21.6	$25.1	$68.5

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2013 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$21.2	$—	$21.2
Commingled funds:
Cash and cash equivalents	8.1	8.1	—
Equity	278.6	278.6	—
Fixed income	232.6	232.6	—
Multi-strategy hedge funds	20.5	—	20.5
Real estate	22.8	—	22.8
Total	$583.8	$519.3	$64.5

A reconciliation of Level 3 measurements as of December 31, 2013 was as follows:

		Commingled Funds
(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2013	$20.6	$18.8	$24.4	$63.8
Actual return on assets related to assets still held	0.6	1.7	3.4	5.7
Purchases, sales and settlements	—	—	(5.0)	(5.0)
December 31, 2013	$21.2	$20.5	$22.8	$64.5

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

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. A Master Trust was established to hold the assets of our domestic defined benefit plans. The defined benefit asset allocation policy of the trust allows for an equity allocation of 0% to 75%, a fixed income allocation of 25% to 100%, a cash allocation of up to 25% and other investments up to 20%. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our 2015 expected blended long-term rate of return on plan assets of 6.8% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2015	$32.7	$2.5
2016	34.7	2.4
2017	36.3	1.2
2018	38.0	1.2
2019	39.9	1.2
Years 2020-2024	221.8	5.3

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $21.5 million, $18.7 million and $16.1 million in 2014, 2013 and 2012, respectively.

15.    Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2014	2013	2012
Domestic operations	$301.4	$243.8	$77.0
Foreign operations	90.5	66.7	58.2
Income before income taxes and noncontrolling interests	$391.9	$310.5	$135.2

A reconciliation of income taxes at the 35% federal statutory income tax rate to the income tax provision reported was as follows:

(In millions)	2014	2013	2012
Income tax expense computed at federal statutory income tax rate	$137.2	$108.7	$47.3
Other income taxes, net of federal tax benefit	7.2	7.0	3.0
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(13.4)	(10.1)	(7.1)
Tax effect on foreign dividends	—	—	12.4
Tax benefit on income attributable to domestic production activities	(7.6)	(5.2)	(2.1)
Net adjustments for uncertain tax positions	4.7	3.0	(11.1)
Net effect of rate changes on deferred taxes	(0.7)	(1.6)	(0.3)
Prior period items	—	—	(3.2)
Valuation allowance (decrease) increase	(4.1)	2.1	(8.9)
Miscellaneous other, net	(5.0)	(2.4)	(3.1)
Income tax expense as reported	$118.3	$101.5	$26.9
Effective income tax rate	30.2%	32.7%	19.9%

The effective income tax rate for 2014 was favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($7.6 million), the release of valuation allowances related to state net operating loss carryforwards ($4.1 million), and a $1.8 million benefit associated with the extension of the U.S. research and development credit under the Tax Increase Prevention Act 2014. The effective income tax rate for 2013 was favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($5.2 million), $1.6 million of deferred tax benefits associated with the enacted repeal of the Mexican Business Flat Tax under the 2014 Mexican Tax Reform Package, and a $1.4 million tax benefit associated with the extension of the U.S. research and development credit under The American Taxpayer Relief Act of 2012. The effective income tax rate in 2013 was unfavorably impacted by an increase in the valuation allowance related to an investment impairment charge for which we could not record an income tax benefit ($2.1 million). The effective income tax rate for 2012 was favorably impacted by a tax benefit related to the final settlement of a U.S. federal income tax audit covering the 2008 to 2009 years ($11.1 million), a decrease in valuation allowance due to certain reorganization actions among our foreign subsidiaries ($8.9 million), and the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($2.1 million). The effective rate in 2012 was unfavorably impacted by an income tax expense on foreign dividends ($12.4 million).

A reconciliation of the beginning and ending amount of unrecognized tax benefits (UTBs) was as follows:

(In millions)	2014	2013	2012
Unrecognized tax benefits — beginning of year	$23.7	$20.8	$35.4
Gross additions — current year tax positions	8.7	4.4	2.8
Gross additions — prior year tax positions	2.2	0.7	0.6
Gross (reductions)/additions — purchase accounting adjustments	(1.1)	1.6	—
Gross reductions — prior year tax positions	(2.5)	(3.2)	(13.5)
Gross reductions — settlements with taxing authorities	—	(0.6)	(4.0)
Impact due to expiration of statutes of limitations	—	—	(0.5)
Unrecognized tax benefits — end of year	$31.0	$23.7	$20.8

The amount of UTBs that, if recognized as of December 31, 2014, would affect the Company’s effective tax rate was $27.0 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $2.0 million to $7.0 million primarily as a result of the conclusion of U.S. state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2014, we recognized an interest and penalty expense of approximately $0.5 million. In 2013, we recognized an interest and penalty benefit of approximately $0.2 million. In 2012, we recognized an interest and penalty benefit of approximately $1.7 million, primarily driven by audit resolutions. At December 31, 2014 and 2013, we had accruals for the payment of interest and penalties of $10.7 million and $9.9 million, respectively.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for the periods related to 2010 through 2012. We have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2009, Mexico for years after 2006 and China for years after 2010.

Income taxes in 2014, 2013 and 2012 were as follows:

(In millions)	2014	2013	2012
Current
Federal	$86.9	$96.3	$16.7
Foreign	12.3	12.5	12.8
State and other	12.0	11.1	1.8
Deferred
Federal, state and other	2.7	(20.2)	1.5
Foreign	4.4	1.8	(5.9)
Total income tax expense	$118.3	$101.5	$26.9

The components of net deferred tax assets (liabilities) as of December 31, 2014 and 2013 were as follows:

(In millions)	2014	2013
Deferred tax assets:
Compensation and benefits	$32.5	$32.8
Defined benefit plans	83.9	40.8
Capitalized inventories	10.9	10.8
Accounts receivable	7.5	6.3
Other accrued expenses	17.2	12.9
Net operating loss and other tax carryforwards	15.8	24.4
Valuation allowance	(12.0)	(19.8)
Miscellaneous	3.7	14.3
Total deferred tax assets	159.5	122.5
Deferred tax liabilities:
LIFO inventories	(9.3)	(9.1)
Fixed assets	(60.6)	(55.1)
Identifiable intangible assets	(205.0)	(208.4)
Miscellaneous	(1.7)	(7.2)
Total deferred tax liabilities	(276.6)	(279.8)
Net deferred tax liability	$(117.1)	$(157.3)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2014 and 2013 as follows:

(In millions)	2014	2013
Other current assets	$33.8	$40.0
Other current liabilities	(2.4)	(0.5)
Other assets	2.1	0.6
Deferred income taxes	(150.6)	(197.4)
Net deferred tax liability	$(117.1)	$(157.3)

As of December 31, 2014 and 2013, the Company had deferred tax assets relating to net operating losses and other tax carryforwards of $15.8 million and $24.4 million, respectively, of which approximately $0.8 million will expire between 2015 and 2019, and the remainder which will expire in 2020 and thereafter. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

The undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested were $224.7 million at December 31, 2014. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

In October, 2011, we separated from our Former Parent. During 2012, we analyzed the subsidiary legal and capital structures inherited from our Former Parent to assess their compatibility with our strategies as a new independent company. Based on this analysis, in the fourth quarter of 2012, we committed to a plan to reorganize certain foreign subsidiaries and adjust their capital structures to better align with our business strategy as a new independent company. As part of this plan, we committed to a non-recurring remittance of certain foreign earnings and recorded an associated tax liability of $12.4 million. The remaining portion of this liability as of December 31, 2014 is $2.8 million. We have not provided deferred income taxes on the remaining undistributed earnings of foreign subsidiaries.

In general, under the Tax Allocation Agreement that we entered into with our Former Parent, Fortune Brands is responsible for all taxes to the extent such taxes are attributable to the Home & Security business, and we agreed to indemnify our Former Parent for these taxes. Our Former Parent will be responsible for all taxes to the extent such taxes are not attributable to the Fortune Brands business and our Former Parent has agreed to indemnify us for these taxes. Though valid as between the parties, the Tax Allocation Agreement will not be binding on the IRS or other taxing authorities.

16.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2014 were:

	Year Ended December 31, 2014
		Other Charges(a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$0.4	$—	$—	$0.4
Plumbing	0.5	0.1	0.6	1.2
Security	4.1	—	—	4.1
Corporate	2.0	—	—	2.0
Total	$7.0	$0.1	$0.6	$7.7

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2014 primarily resulted from severance charges in Security, Plumbing and Corporate, partially offset by a benefit from release of a foreign currency gain associated with the dissolution of a foreign entity in Plumbing.

Pre-tax restructuring and other charges for the year ended December 31, 2013 were:

	Year Ended December 31, 2013
		Other Charges(a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$2.2	$0.1	$—	$2.3
Plumbing	0.6	0.6	0.2	1.4
Total	$2.8	$0.7	$0.2	$3.7

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

(b)	Selling, general and administrative expenses

2013 restructuring and other charges related to supply chain initiatives.

Pre-tax restructuring and other charges for the year ended December 31, 2012 were:

	Year Ended December 31, 2012
(In millions)	Restructuring Charges	Other Charges(a)	Total Charges
Cabinets	$4.7	$8.9	$13.6

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

In 2012, we recorded restructuring and other charges related to supply chain initiatives and severance.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/13	2014 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/14
Workforce reduction costs	$1.5	$8.1	$(3.1)	$1.4	$7.9
Contract termination costs	0.4	—	(0.4)	—	—
Other	—	(1.0)	(0.4)	1.5	—
	$1.9	$7.0	$(3.9)	$2.9	$7.9

(In millions)	Balance at 12/31/12	2013 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/13
Workforce reduction costs	$0.3	$1.5	$(0.4)	$—	$1.5
Asset write-downs	—	0.2	—	(0.2)	—
Contract termination costs	—	1.1	(0.6)	—	0.4
	$0.3	$2.8	$(1.0)	$(0.2)	$1.9

(a)	Cash expenditures primarily related to severance charges.

(b)

Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions and the 2014 benefit from release of a foreign currency gain associated with the dissolution of a foreign entity

17.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2014 were $366.7 million, of which $356.7 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2014 were as follows:

(In millions)
2015	$23.8
2016	16.9
2017	11.8
2018	7.8
2019	5.7
Remainder	4.3
Total minimum rental payments	$70.3

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $33.4 million, $29.0 million and $27.4 million in 2014, 2013 and 2012, respectively.

Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2014, 2013 and 2012.

(In millions)	2014	2013	2012
Reserve balance at the beginning of the year	$10.3	$9.4	$9.3
Provision for warranties issued	24.9	18.3	15.4
Settlements made (in cash or in kind)	(23.6)	(17.4)	(15.3)
Acquisition	1.4	—	—
Reserve balance at end of year	$13.0	$10.3	$9.4

18.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Cabinets segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home under brand names including Aristokraft, Kitchen Craft, Kitchen Classics, Omega, Homecrest, Diamond, Schrock, Decorá, Kemper and St. Paul. In addition, cabinets are distributed under the Martha Stewart Living and Thomasville Cabinetry brand names. The Plumbing segment manufactures or assembles and sells faucets, bath furnishings, accessories and kitchen sinks predominantly under the Moen brand. The Doors segment includes residential fiberglass and steel entry door systems under the Therma-Tru brand name and urethane millwork under the Fypon brand name. The Security segment includes locks, safety and security devices and electronic security products under the Master Lock brand name and safes under the SentrySafe brand name. Corporate expenses consist of headquarter administrative expenses and defined benefit plans costs, primarily interest costs and expected return on plan assets, as well as actuarial gains and losses arising from periodic remeasurement of our liabilities. Corporate assets primarily consist of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2014	2013	2012
Net sales:
Cabinets	$1,787.5	$1,642.2	$1,326.6
Plumbing	1,331.0	1,287.0	1,100.7
Doors	413.9	371.6	321.5
Security	481.2	402.8	386.0
Net sales	$4,013.6	$3,703.6	$3,134.8

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2014, 2013 and 2012. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 15%, 14% and 12% of net sales in 2014, 2013 and 2012, respectively. Net sales to Lowe’s were 14%, 14% and 15% of net sales in 2014, 2013 and 2012, respectively.

(In millions)	2014	2013	2012

Operating income (loss):
Cabinets	$137.9	$97.1	$20.5
Plumbing	258.9	228.3	169.2
Doors	29.2	15.3	(1.3)
Security	49.4	55.4	54.3
Less: Corporate expenses(a)	(71.9)	(73.1)	(99.5)
Operating income	$403.5	$323.0	$143.2
(a) Below is a table detailing Corporate expenses:
General and administrative expense	$(67.0)	$(78.0)	$(60.8)
Defined benefit plan income	8.8	10.1	3.5
Recognition of defined benefit plan actuarial losses	(13.7)	(5.2)	(42.2)
Total Corporate expenses	$(71.9)	$(73.1)	$(99.5)

Total assets:
Cabinets	$1,603.6	$1,588.0	$1,248.5
Plumbing	1,270.2	1,176.3	1,081.7
Doors	459.3	462.0	473.3
Security	528.5	361.8	341.7
Corporate	110.7	185.9	305.7
Continuing operations	3,972.3	3,774.0	3,450.9
Discontinued operations	80.6	404.1	423.0
Total assets	$4,052.9	$4,178.1	$3,873.9

(In millions)	2014	2013	2012
Depreciation expense:
Cabinets	$31.0	$29.3	$38.8
Plumbing	18.5	16.7	18.1
Doors	11.7	11.4	12.3
Security	10.0	8.2	8.2
Corporate	2.0	1.3	1.5
Continuing operations	73.2	66.9	78.9
Discontinued operations	9.7	10.3	11.3
Depreciation expense	$82.9	$77.2	$90.2

Amortization of intangible assets:
Cabinets	$8.0	$5.1	$3.3
Doors	3.8	3.8	3.8
Security	1.3	0.5	0.2
Continuing operations	13.1	9.4	7.3
Discontinued operations	2.8	3.8	3.8
Amortization of intangible assets	$15.9	$13.2	$11.1

Capital expenditures:
Cabinets	$64.0	$36.4	$27.7
Plumbing	25.8	25.3	19.1
Doors	10.9	7.3	10.2
Security	16.2	12.6	10.5
Corporate	4.8	2.5	0.2
Continuing operations	121.7	84.1	67.7
Discontinued operations	5.8	12.6	7.3
Capital expenditures, gross	127.5	96.7	75.0
Less: proceeds from disposition of assets	(0.7)	(2.2)	(13.5)
Capital expenditures, net	$126.8	$94.5	$61.5

Net sales by geographic region(a):
United States	$3,313.1	$3,046.5	$2,528.7
Canada	405.8	413.2	400.5
China and other international	294.7	243.9	205.6
Net sales	$4,013.6	$3,703.6	$3,134.8

Property, plant and equipment, net(b):
United States	$429.1	$378.0	$369.9
Mexico	72.5	50.8	32.3
Canada	28.4	29.4	32.7
China and other international	9.8	10.1	10.8
Property, plant and equipment, net	$539.8	$468.3	$445.7

(a)	Based on country of destination

(b)	Purchases of property, plant and equipment not yet paid for as of December 31, 2014, 2013 and 2012 were $4.2 million, $0.2 million and $3.4 million, respectively.

19.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2014	1st	2nd	3rd	4th	Full Year
Net sales	$889.1	$1,027.2	$1,057.7	$1,039.6	$4,013.6
Gross profit	295.3	361.8	368.0	341.8	1,366.9
Operating income	69.3	125.5	129.5	79.2	403.5
Net income from continuing operations	46.3	86.3	84.5	56.5	273.6
Net (loss) income from discontinued operations	(5.1)	7.3	(105.4)	(11.1)	(114.3)
Net income (loss)	41.2	93.6	(20.9)	45.4	159.3
Net income (loss) attributable to Fortune Brands	40.8	93.3	(21.1)	45.1	158.1
Basic earnings (loss) per common share
Continuing operations	0.28	0.52	0.53	0.36	1.68
Discontinued operations	(0.03)	0.05	(0.66)	(0.07)	(0.70)
Net income (loss) attributable to Fortune Brands	0.25	0.57	(0.13)	0.29	0.98
Diluted earnings (loss) per common share
Continuing operations	0.27	0.51	0.52	0.35	1.64
Discontinued operations	(0.03)	0.04	(0.65)	(0.07)	(0.69)
Net income (loss) attributable to Fortune Brands	0.24	0.55	(0.13)	0.28	0.95

2013	1st	2nd	3rd	4th	Full Year
Net sales	$813.3	$922.1	$1,003.6	$964.6	$3,703.6
Gross profit	275.1	337.3	348.5	334.2	1,295.1
Operating income	57.2	94.6	89.3	81.9	323.0
Net income from continuing operations	38.4	56.8	59.0	54.8	209.0
Net income from discontinued operations	(0.9)	7.4	5.6	9.8	21.9
Net income	37.5	64.2	64.6	64.6	230.9
Net income attributable to Fortune Brands	37.3	64.0	64.2	64.2	229.7
Basic earnings per common share
Continuing operations	0.23	0.34	0.35	0.33	1.26
Discontinued operations	—	0.05	0.04	0.06	0.13
Net income attributable to Fortune Brands	0.23	0.39	0.39	0.39	1.39
Diluted earnings per common share
Continuing operations	0.22	0.33	0.34	0.32	1.34
Discontinued operations	—	0.04	0.03	0.05	0.13
Net income attributable to Fortune Brands	0.22	0.37	0.37	0.37	1.34

In 2014, we recorded pre-tax defined benefit plan actuarial losses of $13.7 million — $0.6 million ($0.4 million after tax or zero per diluted share) in the first quarter, $1.1 million ($0.7 million after tax or $0.01 million per diluted share) in the third quarter, and a $12.0 million ($7.6 million after tax or $0.04 per diluted share) in the fourth quarter.

In 2013, we recorded pre-tax asset impairment charges in our Cabinets segment of $21.2 million ($13.8 million after tax or $0.08 per diluted share) associated with the abandonment of certain internal use software. We recorded pre-tax defined benefit plan actuarial losses of $5.2 million — $4.6 million ($3.1 million after tax or $0.02 per diluted share) in the first quarter, $0.7 million ($0.4 million after tax or zero per diluted share) in the second quarter, $0.3 million ($0.2 million after tax or zero per diluted share) in the third quarter and a gain of $0.4 million ($0.4 million after tax or zero per diluted share) in the fourth quarter.

20.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2014	2013	2012
Income from continuing operations, net of tax	$273.6	$209.0	$108.3
Less: Noncontrolling interests	1.2	1.2	1.0
Income from continuing operations for EPS	272.4	207.8	107.3
(Loss) income from discontinued operations	(114.3)	21.9	11.4
Net income attributable to Fortune Brands	$158.1	$229.7	$118.7
Earnings (loss) per common share
Basic
Continuing operations	$1.68	$1.26	$0.67
Discontinued operations	(0.70)	0.13	0.07
Net income attributable to Fortune Brands common stockholders	$0.98	$1.39	$0.74
Diluted
Continuing operations	$1.64	$1.21	$0.65
Discontinued operations	(0.69)	0.13	0.06
Net income attributable to Fortune Brands common stockholders	$0.95	$1.34	$0.71
Basic average shares outstanding	161.8	165.5	160.6
Stock-based awards	4.5	5.8	5.5
Diluted average shares outstanding	166.3	171.3	166.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.5	0.4	0.7

21.    Other Expense (Income), Net

The components of other expense (income), net for the years ended December 31, 2014, 2013 and 2012 were as follows:

(In millions)	2014	2013	2012
Asset impairment charges	$1.6	$6.2	$—
Other items, net	(0.4)	(0.9)	(0.5)
Total other expense (income), net	$1.2	$5.3	$(0.5)

In 2014 and 2013, we recorded impairment charges of $1.6 million and $6.2 million, respectively, pertaining to different cost method investments due to an other-than-temporary declines in the fair value of the investments. As a result of the impairments, the carrying value of the investments was reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

22.    Contingencies

Litigation

The Company is a defendant in lawsuits associated with the normal conduct of its businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly the Company believes the likelihood of material loss is remote.

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2014, nine such instances have not been dismissed, settled or otherwise resolved. In calendar year 2014, our subsidiaries were identified as a PRP in three new instances and we settled two of these new instances in 2014. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have an adverse effect on our results of operations, cash flows or financial condition. At December 31, 2014 and 2013, we had accruals of $2.8 million and $4.8 million, respectively, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands Home & Security, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Sentry Safe, Inc. and Anaheim Manufacturing Company from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in purchase business combinations during 2014. We have also excluded Sentry Safe, Inc. and Anaheim Manufacturing Company from our audit of internal control over financial reporting. Sentry Safe, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Anaheim Manufacturing Company is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2015

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The Company acquired SentrySafe in July 2014 and Anaheim Manufacturing Company (“Anaheim”) in December 2014, and therefore as permitted by the Securities and Exchange Commission, we excluded SentrySafe and Anaheim from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2014. The total assets and total revenues of SentrySafe represented 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Anaheim Manufacturing Company is a wholly-owned subsidiary whose total assets represent 1% of the related consolidated financial statement amounts as of December 31, 2014. No revenues were recorded for Anaheim in 2014.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2015 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

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

See the information under the captions “Board Committees — Compensation Committee,” “Compensation Discussion and Analysis,” “2014 Executive Compensation” and “Compensation Committee Report” contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2015 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2015 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2015 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2014 and 2013 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 88.

(3)	Exhibits

See Exhibit Index that follows the Signature page contained herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 25, 2015	By:	/s/ CHRISTOPHER J. KLEIN
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

/s/ CHRISTOPHER J. KLEIN	/s/ A.D. DAVID MACKAY*
Christopher J. Klein, Chief Executive Officer and Director (principal executive officer) Date: February 25, 2015	A.D. David Mackay, Director Date: February 25, 2015

/s/ E. LEE WYATT, JR.	/s/ JOHN G. MORIKIS*
E. Lee Wyatt, Jr., Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 25, 2015	John G. Morikis, Director Date: February 25, 2015

/s/ DANNY LUBURIC	/s/ DAVID M. THOMAS*
Danny Luburic, Vice President — Controller (principal accounting officer) Date: February 25, 2015	David M. Thomas, Director Date: February 25, 2015

/s/ RICHARD A. GOLDSTEIN*	/s/ RONALD V. WATERS, III*
Richard A. Goldstein, Director Date: February 25, 2015	Ronald V. Waters, III, Director Date: February 25, 2015

/s/ ANN FRITZ HACKETT*	/s/ NORMAN H. WESLEY*
Ann Fritz Hackett, Director Date: February 25, 2015	Norman H. Wesley, Director Date: February 25, 2015

*By:	/s/ ROBERT K. BIGGART Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2014, 2013 and 2012

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions(a)	Balance at End of Period
2014:
Allowance for cash discounts, returns and sales allowances	$33.9	$129.6	$118.4	$45.1
Allowance for doubtful accounts	5.8	1.3	1.7	5.4
Allowance for deferred tax assets	19.8	(7.8)	—	12.0

2013:
Allowance for cash discounts, returns and sales allowances	$32.7	$122.1	$120.9	$33.9
Allowance for doubtful accounts	7.9	0.5	2.6	5.8
Allowance for deferred tax assets	18.8	1.0	—	19.8

2012:
Allowance for cash discounts, returns and sales allowances	$37.0	$128.1	$132.6	$32.7
Allowance for doubtful accounts	8.6	1.2	1.9	7.9
Allowance for deferred tax assets	26.6	(7.8)	—	18.8

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.

Exhibit Index

2.1(i).	Separation and Distribution Agreement, dated as of September 27, 2011, between the Company and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.†

2.1(ii)	Stock Purchase Agreement dated August 19, 2014 by and among Fortune Brands Home & Security, Inc. and Ply Gem Industries, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.†

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012, Commission file number 1-35166.

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Employee Matters Agreement, dated as of September 28, 2011, between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.3.	Indemnification Agreement, dated as of September 14, 2011, between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.4.	Credit Agreement, dated as of August 22, 2011, Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

10.5.	Amendment no. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2013, Commission file number 1-35166.

10.6	Amendment no. 2 to Credit Agreement dated August 20, 2014, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.

10.7.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.8.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.9.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.10.	Form of Founders Grant Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.11.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.12.	Form of 2012 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.13.	Form of 2012 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.14.	Form of 2012 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 22, 2012 Commission file number 1-35166.*

10.15.	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.16.	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.17.	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 27, 2013 Commission file number 1-35166.*

10.18	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed February 26, 2014, commission file number 1-35166.*

10.19	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed February 26, 2014, commission file number 1-35166.*

10.20	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed February 26, 2014, commission file number 1-35166.*

10.21.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, E. Lee Wyatt Jr., Robert K. Biggart, Chuck Elias, Jr., Elizabeth R. Lane, and Edward A. Wiertel is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 26, 2014, commission file number 1-35166.*

10.22	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of Michael P. Bauer, David B. Lingafelter, Terrence P. Horan, David M. Randich and Mark Savan is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed February 26, 2014, commission file number 1-35166.*

10.23.	Form of Agreement for the Payment of Benefits Following Termination of Employment for Gregory J. Stoner, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.24.	Non-Competition and Release Agreement between MasterBrand Cabinets, Inc. and Gregory J. Stoner, dated October 10, 2012 is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 27, 2013 Commission file number 1-35166.*

10.25.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.26.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

* Indicates the exhibit is a management contract or compensatory plan or arrangement.

† The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.