Form 10-Q
period 2015-03-31
Fortune Brands Home & Security, Inc.
filed 2015-05-05
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 24, 2015 was 159,420,907.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015 and 2014

(In millions, except per share amounts)

(Unaudited)

	2015	2014

Net sales	$950.8	$889.1

Cost of products sold	633.9	593.8
Selling, general and administrative expenses	241.4	222.7
Amortization of intangible assets	3.5	3.1
Restructuring charges	4.7	0.2

Operating income	67.3	69.3
Interest expense	3.4	1.9
Other expense (income), net	1.7	(0.5)

Income from continuing operations before income taxes	62.2	67.9
Income tax	21.3	21.6

Income from continuing operations, net of tax	40.9	46.3
Loss from discontinued operations, net of tax	(0.6)	(5.1)

Net income	40.3	41.2
Less: Noncontrolling interests	0.3	0.4

Net income attributable to Fortune Brands	$40.0	$40.8

Basic earnings per common share
Continuing operations	$0.26	$0.28
Discontinued operations	(0.01)	(0.03)

Net income attributable to Fortune Brands common shareholders	$0.25	$0.25
Diluted earnings per common share
Continuing operations	$0.25	$0.27
Discontinued operations	—	(0.03)

Net income attributable to Fortune Brands common shareholders	$0.25	$0.24

Comprehensive income	$20.9	$33.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$179.4	$191.9
Accounts receivable, net	477.2	458.9
Inventories	501.8	462.2
Other current assets	139.5	122.8
Current assets of discontinued operations	38.6	63.3

Total current assets	1,336.5	1,299.1

Property, plant and equipment, net of accumulated depreciation	543.7	539.8
Goodwill	1,454.4	1,467.8
Other intangible assets, net of accumulated amortization	661.5	656.5
Other assets	70.9	72.4
Non-current assets of discontinued operations	18.3	17.3

Total assets	$4,085.3	$4,052.9

Liabilities and equity
Current liabilities

Current portion of long-term debt	$26.3	$26.3
Accounts payable	327.4	333.8
Other current liabilities	243.6	322.0
Current liabilities of discontinued operations	11.8	17.5

Total current liabilities	609.1	699.6

Long-term debt	733.7	643.7
Deferred income taxes	151.7	150.6
Other non-current liabilities	289.5	292.5
Non-current liabilities of discontinued operations	2.7	3.4

Total liabilities	1,786.7	1,789.8

Commitments and contingencies (see Note 17)

Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,545.8	2,517.3
Accumulated other comprehensive loss	(26.1)	(6.7)
Retained earnings	319.5	279.5
Treasury stock	(546.2)	(532.3)

Total Fortune Brands stockholders’ equity	2,294.7	2,259.5
Noncontrolling interests	3.9	3.6

Total equity	2,298.6	2,263.1

Total liabilities and equity	$4,085.3	$4,052.9

(a)	Common stock, par value $0.01 per share; 173.5 million shares and 172.0 million shares issued at March 31, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(In millions)

(Unaudited)

	2015	2014
Operating activities
Net income	$40.3	$41.2
Non-cash pre-tax expense:
Depreciation	20.5	19.5
Amortization	3.5	4.0
Stock-based compensation	5.6	7.8
Recognition of actuarial losses	—	0.6
Deferred income taxes	7.5	11.7
Restructuring charges	1.0	1.8
Changes in assets and liabilities:
Increase in accounts receivable	(1.4)	(7.7)
Increase in inventories	(44.5)	(39.4)
Decrease in accounts payable	(8.6)	(22.5)
Increase in other assets	(23.9)	(24.4)
Decrease in accrued expenses and other liabilities	(68.8)	(149.9)
Increase in accrued taxes	2.1	0.7

Net cash used in operating activities	(66.7)	(156.6)

Investing activities
Capital expenditures	(24.6)	(21.0)
Cost of acquisition, net of cash acquired	(6.3)	—
Proceeds from the disposition of assets	0.3	0.1

Net cash used in investing activities	(30.6)	(20.9)

Financing activities
Increase in short-term debt, net	—	3.5
Issuance of long-term debt	155.0	185.0
Repayment of long-term debt	(65.0)	(60.0)
Proceeds from the exercise of stock options	8.9	8.2
Treasury stock purchases	(0.4)	(68.7)
Excess tax benefit from the exercise of stock-based compensation	14.2	15.0
Dividends to stockholders	(22.3)	(19.9)
Other financing, net	—	(1.1)

Net cash provided by financing activities	90.4	62.0

Effect of foreign exchange rate changes on cash	(5.6)	(1.7)

Net decrease in cash and cash equivalents	$(12.5)	$(117.2)

Cash and cash equivalents at beginning of period	$191.9	$241.4
Cash and cash equivalents at end of period	$179.4	$124.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2015 and 2014

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	40.8	—	0.4	41.2
Other comprehensive income	—	—	(7.6)	—	—	(0.2)	(7.8)
Stock options exercised	—	8.2	—	—	—	—	8.2
Stock-based compensation	—	7.7	—	—	(8.0)	—	(0.3)
Tax benefit on exercise of stock options	—	15.2	—	—	—	—	15.2
Treasury stock purchase	—	—	—	—	(68.7)	—	(68.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Other	—	—	—	0.2	—	—	0.2

Balance at March 31, 2014	$1.7	$2,462.4	$87.8	$241.8	$(156.5)	$2.8	$2,640.0

Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	40.0	—	0.3	40.3
Other comprehensive income	—	—	(19.4)	—	—	—	(19.4)
Stock options exercised	—	8.9	—	—	—	—	8.9
Stock-based compensation	—	5.5	—	—	(13.5)	—	(8.0)
Tax benefit on exercise of stock options	—	14.1	—	—	—	—	14.1
Treasury stock purchase	—	—	—	—	(0.4)	—	(0.4)

Balance at March 31, 2015	$1.7	$2,545.8	$(26.1)	$319.5	$(546.2)	$3.9	$2,298.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Principles of Consolidation

References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

The Company is a leading home and security products company with a portfolio of leading branded products used for residential home repair, remodeling, new construction and security applications.

The condensed consolidated balance sheet as of March 31, 2015, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The December 31, 2014 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were derived principally from the consolidated financial statements of the Company. In September 2014, we sold all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”). In December 2014, we committed to a plan to sell Waterloo Industries, Inc. (“Waterloo”), our tool storage business. Therefore, in accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014; and results of operations of Simonton were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2014. The assets and liabilities of Waterloo were classified as a discontinued operation in the accompanying condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014. The cash flows from discontinued operations for the three months ending March 31, 2015 and 2014 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify $3.6 million of debt issuance costs from a deferred asset to long-term debt as of March 31, 2015.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (calendar year 2017 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for the annual reporting period beginning after December 15, 2016 (calendar year 2017 for Fortune Brands), and for annual and interim periods thereafter. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31,	December 31,
	2015	2014
Inventories:
Raw materials and supplies	$199.1	$178.1
Work in process	55.4	54.0
Finished products	247.3	230.1

Total inventories	$501.8	$462.2

Property, plant and equipment, gross	$1,415.4	$1,396.3
Less: accumulated depreciation	871.7	856.5

Property, plant and equipment, net	$543.7	$539.8

4.	Acquisitions

On March 30, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Agreement”) with Norcraft Companies, Inc. (“Norcraft”), a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total enterprise valuation of approximately $600 million. Pursuant to the Agreement, we will acquire all outstanding shares of Norcraft for $25.50 per share of common stock in cash. The transaction, which has been unanimously approved by the boards of directors of both Norcraft and Fortune Brands is expected to close in the second quarter of 2015 and is subject to customary closing conditions. We expect to finance this transaction using cash on hand and borrowings under our existing credit facilities. This acquisition, if completed, will strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities. We incurred $1.1 million of Norcraft acquisition-related transaction costs in the first quarter of 2015.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

In March 2015, we acquired a company for approximately $6 million in cash. A preliminary allocation of the purchase price has been reflected in the financial statements and will be updated as asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

In December 2014, we acquired all of the issued and outstanding shares of capital stock of Anafree Holdings, Inc., the sole owner of Anaheim Manufacturing Company (“Anaheim”), which markets and sells garbage disposals, for $30.6 million in cash, subject to certain post-closing adjustments. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. A preliminary allocation of the purchase price has been reflected in the financial statements and will be updated as asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities. Net sales in the three months ended March 31, 2015 were approximately $8 million and operating income was not material to the Company. The results of operations of Anaheim are included in the Plumbing segment.

In July 2014, we acquired 100% of the voting equity of John D. Brush & Co., Inc. (“SentrySafe”) for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities. This acquisition broadens our product offering of security products. Net sales in the three months ended March 31, 2015 were approximately $36 million and operating income was not material to the Company. The results of operations of SentrySafe are included in the Security segment.

These completed acquisitions were not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

5.	Discontinued Operations

In December 2014, we committed to a plan to sell our Waterloo tool storage business and therefore classified it as a discontinued operation. We expect to sell Waterloo by the end of 2015.

In addition, in August 2014, the Company entered into a stock purchase agreement to sell the Simonton windows business for $130 million in cash. The sale was completed in September 2014. Simonton is presented as a discontinued operation in the Company’s financial statements in accordance with ASC requirements.

The condensed consolidated statements of comprehensive income and condensed consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of Waterloo and Simonton as discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Discontinued Operations (Continued)

The following table summarizes the results of discontinued operations for the three months ended March 31, 2015 and 2014.

(in millions)	Three Months Ended March 31,
	2015	2014

Net sales	$22.9	$77.1

Loss from discontinued operations before income taxes	$(0.8)	$(7.2)
Income taxes	(0.2)	(2.1)

Loss from discontinued operations, net of tax	$(0.6)	$(5.1)

The following table summarizes the major classes of assets and liabilities of Waterloo, which are now reflected as a discontinued operation on the consolidated balance sheet:

(in millions)	March 31, 2015	December 31, 2014

Accounts receivable, net	$17.9	$40.1
Inventories	16.1	15.9
Other current assets	4.6	7.3

Total current assets	38.6	63.3
Property, plant and equipment, net	13.8	13.3
Other non-current assets	4.5	4.0

Total assets	$56.9	$80.6

Accounts payable	$6.0	$8.5
Other current liabilities	5.8	9.0

Total current liabilities	11.8	17.5
Other non-current liabilities	2.7	3.4

Total liabilities	$14.5	$20.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,454.4 million and $1,467.8 million as of March 31, 2015 and December 31, 2014. The $13.4 million decrease was primarily due to acquisition-related adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)					Total
	Cabinets	Plumbing	Doors	Security	Goodwill
Goodwill at December 31, 2014 (a)	$630.1	$595.6	$143.0	$99.1	$1,467.8
Year-to-date translation adjustments	(2.4)	—	—	(1.3)	(3.7)
Acquisition-related adjustments	5.8	(15.1)	—	(0.4)	(9.7)

Goodwill at March 31, 2015 (a)	$633.5	$580.5	$143.0	$97.4	$1,454.4

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $661.5 million and $656.5 million as of March 31, 2015 and December 31, 2014, respectively. The $6.4 million increase in gross identifiable intangible assets was due to the acquisition of Anaheim, partially offset by foreign exchange adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

(In millions)	As of March 31, 2015				As of December 31, 2014
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
	Amounts	Amortization		Value	Amounts	Amortization		Value

Indefinite-lived tradenames	$536.9	$(42.0	)(a)	$494.9	$542.7	$(42.0	)(a)	$500.7

Amortizable intangible assets
Tradenames	29.4	(6.8)		22.6	14.6	(6.4)		8.2
Customer and contractual relationships	291.5	(164.3)		127.2	294.2	(164.0)		130.2
Patents/proprietary technology	57.8	(41.0)		16.8	57.7	(40.3)		17.4

Total	378.7	(212.1)		166.6	366.5	(210.7)		155.8

Total identifiable intangibles	$915.6	$(254.1)		$661.5	$909.2	$(252.7)		$656.5

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles – Goodwill and Other Assets.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets (Continued)

In the first quarter of 2015, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, and lower levels of discretionary consumer spending. In addition, future decisions we could make with regard to acquisitions and divestitures could trigger a requirement to measure certain assets as held for sale with the resulting change in measurement standard potentially triggering impairments. While our cash flow projections used to assess impairment of our goodwill and other intangible assets held for use are influenced by a number of variables, they are most significantly influenced by our projection for the continued recovery of the U.S. home products markets and our ability to execute on various planned cost reduction initiatives supporting operating income. We evaluate our projection of the U.S. home products market periodically and in connection with our annual operating plans finalized in the fourth quarter of each year. The U.S. home products market is highly dependent on U.S. new home construction and the rate of spending on repair and remodel activities. Our projection for the U.S. home products markets is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, and the rate of home foreclosures. Significant changes in these and other factors could cause us to change our cash flow projections in future periods which could trigger impairment of goodwill or indefinite-lived intangible assets in the period in which such changes occur.

7.	External Debt and Financing Arrangements

In March 2015, the Company entered into a $200 million, 364-day unsecured revolving credit agreement, which can be used for general corporate purposes following the close of the Norcraft acquisition. On March 31, 2015, there were no outstanding amounts under this facility. We also have a $975 million committed revolving credit facility, as well as a $525 million term loan, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On March 31, 2015 and December 31, 2014, our outstanding borrowings in aggregate under the revolving credit facilities and term loan were $760.0 million and $670.0 million, respectively. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at March 31, 2015, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At March 31, 2015, we were in compliance with all covenants under these facilities.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements (Continued)

At March 31, 2015 and December 31, 2014, the current portion of long-term debt was $26.3 million. We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $15.7 million in aggregate, of which zero was outstanding, as of March 31, 2015 and December 31, 2014. The weighted-average interest rates on these borrowings were zero and 9.8% in the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

As of March 31, 2015, JPMorgan Chase & Co. and its wholly owned subsidiaries (“JPM”) owned over 10% of the Company’s common stock. JPMorgan Chase Bank, N.A., a subsidiary of JPM, was a lender of $63.1 million of our total debt under our credit facilities and held $1.1 million of our cash balances. In addition, JPMorgan Investment Management, Inc., another subsidiary of JPM, manages pension assets in the Company’s Master Retirement Trust, which totaled $26.0 million as of March 31, 2015. JPMorgan Chase & Co. does not participate in management of the Company nor do any of its employees sit on our Board of Directors.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2015 was $240.7 million, representing a net settlement receivable of $2.9 million. Based on foreign exchange rates as of March 31, 2015, we estimate that $2.7 million of net foreign currency derivative gains included in other comprehensive income as of March 31, 2015 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 were:

(In millions)		Fair Value
	Location	March 31, 2015	December 31, 2014
Assets
Foreign exchange contracts	Other current assets	$7.6	$5.1
Net investment hedges	Other current assets	—	0.5

	Total assets	$7.6	$5.6

Liabilities
Foreign exchange contracts	Other current liabilities	$4.7	$5.4

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2015 and 2014 were:

(In millions)		Gain Recognized in Income
Type of hedge	Location	March 31, 2015	March 31, 2014
Cash flow	Cost of products sold	$1.0	$0.7
Fair value	Other expense, net	1.0	0.9

Total		$2.0	$1.6

The effective portion of cash flow hedges recognized in other comprehensive income were net gains (losses) of $3.9 million and $(0.3) million at March 31, 2015 and 2014, respectively. In the three months ended March 31, 2015 and 2014, the ineffective portion of cash flow hedges recognized in other expense (income), net, was insignificant.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 were as follows:

(In millions)	Fair Value
	March 31, 2015	December 31, 2014
Assets
Derivative financial instruments (level 2)	$7.6	$5.6
Deferred compensation program assets (level 1)	3.2	3.3

Total assets	$10.8	$8.9

Liabilities
Derivative financial instruments (level 2)	$4.7	$5.4

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

The carrying value of the Company’s long-term debt as of March 31, 2015 and December 31, 2014 of $733.7 million and $643.7 million, respectively, approximated fair value. The fair value of the Company’s long-term debt was determined primarily by using broker quotes, which are level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(In millions)				Accumulated
	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments(a)	Other Comprehensive Loss
Balance at December 31, 2014	$31.0	$(0.6)	$(37.1)	$(6.7)
Amounts classified into accumulated other comprehensive loss	(19.6)	2.8	—	(16.8)
Amounts reclassified from accumulated other comprehensive loss	—	(0.5)	(2.1)	(2.6)

Net current-period other comprehensive loss	(19.6)	2.3	(2.1)	(19.4)

Balance at March 31, 2015	$11.4	$1.7	$(39.2)	$(26.1)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2015	2014
Gains on cash flow hedges
Foreign exchange contracts	$1.0	$0.7	Cost of products sold
	(0.5)	(0.1)	Tax expense

	$0.5	$0.6	Net of tax
Defined benefit plan items
Recognition of prior service cost	$3.5	$10.6	(a)
Recognition of actuarial losses	—	(0.6)	(a)

	3.5	10.0	Total before tax
	(1.4)	(3.8)	Tax expense

	$2.1	$6.2	Net of tax

Total reclassifications for the period	$2.6	$6.8	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2015 and 2014 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014

Service cost	$3.2	$2.7	$—	$—
Interest cost	8.5	8.2	0.2	0.2
Expected return on plan assets	(10.2)	(10.6)	—	—
Recognition of prior service credits	—	—	(3.5)	(10.6)
Recognition of actuarial losses	—	—	—	0.6

Net periodic benefit cost	$1.5	$0.3	$(3.3)	$(9.8)

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefits to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $14.7 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.7 million. Liability reductions from these plan amendments are recorded as amortization of prior service cost in net income in accordance with accounting requirements. See Note 10, “Accumulated Other Comprehensive Loss,” for information on the impact on accumulated other comprehensive loss.

12.	Income Taxes

The effective income tax rates for the three months ended March 31, 2015 and 2014 were 34.2% and 31.8%, respectively. The effective income tax rate in 2015 was unfavorably impacted by adjustments made to the Company’s unrecognized tax benefits related to the anticipated settlement of the Internal Revenue Service examination for the 2010 and the nine months ended September 30, 2011 tax years. The effective income tax rate in 2014 was favorably impacted by the tax benefit related to stock-based compensation.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $4 million to $8 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2015 and 2014, respectively.

(In millions)	Three Months Ended March 31,
	2015	2014
Reserve balance at January 1,	$13.0	$10.3
Provision for warranties issued	7.1	4.9
Settlements made (in cash or in kind)	(6.6)	(4.9)

Reserve balance at March 31,	$13.5	$10.3

14.	Information on Business Segments

Net sales and operating income (loss) for the three months ended March 31, 2015 and 2014 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014	% Change
			vs. Prior Year
Net Sales
Cabinets	$411.1	$410.9	—%
Plumbing	333.6	309.9	7.6
Doors	83.2	79.6	4.5
Security	122.9	88.7	38.6

Net sales	$950.8	$889.1	6.9%

Operating Income (Loss)
Cabinets	$13.0	$19.9	(34.7)%
Plumbing	63.8	55.3	15.4
Doors	(1.2)	(0.1)	—
Security	8.0	9.2	(13.0)
Less: Corporate expenses	(16.3)	(15.0)	(8.7)

Operating income	$67.3	$69.3	(2.9)%

Corporate expenses
General and administrative expense	$(17.9)	$(16.7)
Defined benefit plan costs	1.6	1.7

Total Corporate expenses	$(16.3)	$(15.0)	(8.7)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2015 and 2014 are shown below.

(In millions)	Three Months Ended March 31, 2015
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$0.9	$—	$0.9
Plumbing	1.0	0.1	1.1
Security	1.9	—	1.9
Corporate	0.9	—	0.9

Total	$4.7	$0.1	$4.8

Restructuring and other charges in the first quarter of 2015 related to severance and supply chain initiatives.

(In millions)	Three Months Ended March 31, 2014
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$0.1	$—	$0.1
Plumbing	0.1	—	0.1

Total	$0.2	$—	$0.2

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring charges in the first quarter of 2014 primarily resulted from severance charges.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/14	2015 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/15

Workforce reduction costs	$7.9	$3.5	$(4.1)	$0.4	$7.7
Asset disposals	—	1.0	—	(1.0)	—
Contract termination costs	—	0.2	—	(0.2)	—

	$7.9	$4.7	$(4.1)	$(0.8)	$7.7

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2015	2014
Income from continuing operations, net of tax	$40.9	$46.3
Less: Noncontrolling interest	0.3	0.4

Income from continuing operations for EPS	40.6	45.9
Loss from discontinued operations	(0.6)	(5.1)

Net income attributable to Fortune Brands	$40.0	$40.8

Earnings (loss) per common share
Basic
Continuing operations	$0.26	$0.28
Discontinued operations	(0.01)	(0.03)

Net income attributable to Fortune Brands common stockholders	$0.25	$0.25
Diluted
Continuing operations	$0.25	$0.27
Discontinued operations	—	(0.03)

Net income attributable to Fortune Brands common stockholders	$0.25	$0.24

Basic average shares outstanding	158.8	166.2
Stock-based awards	3.8	5.0

Diluted average shares outstanding	162.6	171.2

Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.8	0.2

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2015 and 2014. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance, pension contributions, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

OVERVIEW

References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories: kitchen and bath cabinetry, plumbing and accessories, entry door systems and security products.

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

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market recovers, we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions and joint ventures, and returning cash to shareholders through a combination of dividends and repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. We believe that the U.S. market for our home products is in the midst of a multi-year recovery. A continued recovery will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We may be impacted by fluctuations in raw material and transportation costs, changes in foreign exchange and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

On March 30, 2015, the Company entered into a definitive Agreement and Plan of Merger (the “Agreement”) with Norcraft Companies, Inc. (“Norcraft”), a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total enterprise valuation of approximately $600 million. Pursuant to the Agreement, we will acquire all outstanding shares of Norcraft for $25.50 per share of common stock in cash. The transaction, which has been unanimously approved by the boards of directors of both Norcraft and Fortune Brands, is expected to close in the second quarter of 2015 and is subject to customary closing conditions. We expect to finance this transaction using cash on hand and borrowings under our existing credit facilities. This acquisition, if completed, is expected to strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities.

OVERVIEW (Continued)

In March 2015, we acquired a company for approximately $6 million in cash. The financial results were included in the Company’s results of operations and cash flows beginning in March of 2015.

In December 2014, we acquired Anaheim Manufacturing Company (“Anaheim”), which markets and sells garbage disposals, for $30.6 million in cash, subject to certain post-closing adjustments. The financial results of Anaheim were included in the Company’s results of operations and cash flows beginning in January of 2015. In July 2014, we acquired John D. Brush & Co., Inc. (“SentrySafe”), a leading manufacturer of home safes, for a purchase price of $116.7 million in cash. The financial results of SentrySafe were included in the Company’s results of operations and cash flows beginning in August of 2014. The purchase prices were funded from cash on hand and our existing credit facilities.

In December 2014, we committed to a plan to sell Waterloo Industries, Inc. (“Waterloo”), our tool storage business. In September 2014, we sold all the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”) for $130 million in cash. The results of these operations were classified and separately stated as discontinued operations in the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

(In millions)	Net Sales
	2015	2014	% Change vs. Prior Year
Cabinets	$411.1	$410.9	—%
Plumbing	333.6	309.9	7.6
Doors	83.2	79.6	4.5
Security	122.9	88.7	38.6

Net sales	$950.8	$889.1	6.9%

	Operating Income (Loss)
	2015	2014	% Change vs. Prior Year
Cabinets	$13.0	$19.9	(34.7)%
Plumbing	63.8	55.3	15.4
Doors	(1.2)	(0.1)	—
Security	8.0	9.2	(13.0)
Less: Corporate expenses	(16.3)	(15.0)	(8.7)

Operating income	$67.3	$69.3	(2.9)%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $61.7 million, or 7%. The increase was due to the benefit of the acquisitions of SentrySafe and Anaheim ($44 million in aggregate), price increases to help mitigate material cost increases, higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, and favorable mix. The impact of foreign exchange was unfavorable $12 million.

Cost of products sold

Cost of products sold increased $40.1 million, or 7%, due to the acquisitions of SentrySafe and Anaheim, higher sales volume and investments to support increased manufacturing capacity and long-term growth initiatives, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.7 million, or 8%, due to the acquisitions of SentrySafe and Anaheim, higher employee-related costs, and planned increases in strategic spending to support increased capacity and long-term growth initiatives.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $0.4 million due amortization of identifiable intangible assets associated with the SentrySafe and Anaheim acquisitions.

Restructuring charges

Restructuring charges of $4.7 million in the three months ended March 31, 2015 primarily related to severance within our Security and Cabinets segments and in the Corporate office, as well as supply chain initiatives. Restructuring charges in the three months ended March 31, 2014 were $0.2 million.

Operating income

Operating income decreased $2.0 million, or 3%, primarily due to higher restructuring charges and inefficiencies related to implementation of 2014 capacity expansion actions in the Cabinets segment.

Interest expense

Interest expense increased $1.5 million to $3.4 million due to higher average borrowings.

Other expense (income), net

Other expense (income), net, was expense of $1.7 million in the three months ended March 31, 2015, compared to income of $0.5 million in the three months ended March 31, 2014 due to unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended March 31, 2015 and 2014 were 34.2% and 31.8%, respectively. The effective tax rate in 2015 was unfavorably impacted by adjustments made to the Company’s unrecognized tax benefits related to the anticipated settlement of the Internal Revenue Service examination for the 2010 and the nine months ended September 30, 2011 tax years. The effective tax rate in 2014 was favorably impacted by the tax benefit related to stock-based compensation.

Noncontrolling interests

Noncontrolling interest was $0.3 million and $0.4 million in the three months ended March 31, 2015 and 2014, respectively.

Net income from continuing operations

Net income from continuing operations was $40.9 million in the three months ended March 31, 2015 compared to $46.3 million in the three months ended March 31, 2014. The decrease of $5.4 million was due to lower operating income, higher interest expense and unfavorable foreign currency adjustments.

Loss from discontinued operations

The loss from discontinued operations improved to $0.6 million in the three months ended March 31, 2015 from $5.1 million in the three months ended March 31, 2014.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $0.2 million. The benefit of price increases to help mitigate raw material cost increases and favorable product mix were offset by lower sales unit volume due to the timing of in-stock and vanity cabinet shipments and approximately $4 million of unfavorable foreign exchange.

Operating income decreased $6.9 million, or 35%, due to investments to support manufacturing capacity increases for long-term growth and inefficiencies related to implementation of 2014 capacity expansion actions. Operating income benefited from productivity improvements.

Plumbing

Net sales increased $23.7 million, or 8%, due to higher sales volume in the U.S. driven by improving U.S. market conditions, the introduction of new products, the acquisition of Anaheim ($8 million), price increases to help mitigate raw material cost increases and approximately $5 million in higher sales in Canada. These benefits were partially offset by unfavorable foreign exchange of approximately $5 million.

Operating income increased $8.5 million, or 15%, on higher sales volume, price increases to help mitigate raw material cost increases and lower expenses for strategic investments.

Doors

Net sales increased $3.6 million, or 5%, due to higher sales volume of door systems driven primarily by improved conditions in the U.S. home products market.

The operating loss of $1.2 million increased by $1.1 million compared to the same period of 2014 due to costs to support capacity investments and unfavorable comparison to the reversal of a bad debt reserve in 2014.

Security

Net sales increased $34.2 million, or 39%, due primarily to the impact of the acquisition of SentrySafe ($36 million), slightly offset by unfavorable foreign exchange (approximately $2 million).

Operating income decreased $1.2 million, or 13%, due to higher employee-related costs, partially offset by the impact of the SentrySafe acquisition.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Corporate

Corporate expenses increased $1.3 million due to transaction costs associated with the Norcraft acquisition.

(In millions)	Three Months Ended March 31,
	2015	2014
General and administrative expense	$(17.9)	$(16.7)
Defined benefit plan income	1.6	2.3
Defined benefit plan recognition of actuarial losses	—	(0.6)

Total Corporate expenses	$(16.3)	$(15.0)

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit facilities. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2014, our Board of Directors increased the quarterly cash dividend by 17% to $0.14 per share of our outstanding common stock.

In the first quarter of 2015, we repurchased 10,400 shares of our outstanding common stock under the Company’s share repurchase program for $0.4 million. As of March 31, 2015, the Company’s total remaining share repurchase authorization under the remaining programs was $299 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

On March 30, 2015, we entered an agreement to acquire Norcraft for a total enterprise valuation of approximately $600 million. Pursuant to the Agreement, we will acquire all outstanding shares of Norcraft for $25.50 per share of common stock in cash. The transaction, which has been unanimously approved by the boards of directors of both Norcraft and Fortune Brands, is expected to close in the second quarter of 2015 and is subject to customary closing conditions. We expect to finance this transaction using cash on hand and borrowings under our existing credit facilities.

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

We periodically review our portfolio of brands and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2014 entitled “Item 1A. Risk Factors.”

On March 31, 2015, we had cash and cash equivalents of $179.4 million, of which $154.4 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

In March 2015, the Company entered into a $200 million, 364-day unsecured revolving credit agreement which can be used for general corporate purposes following the close of the Norcraft acquisition. On March 31, 2015, there were no outstanding amounts under this facility. We also have a $975 million committed revolving credit facility, as well as a $525 million term loan, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On March 31, 2015 and December 31, 2014, our outstanding borrowings in aggregate under the revolving credit facilities and term loan were $760.0 million and $670.0 million, respectively. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at March 31, 2015, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At March 31, 2015, we were in compliance with all covenants under these facilities.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2015 and 2014.

(In millions)	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(66.7)	$(156.6)
Net cash used in investing activities	(30.6)	(20.9)
Net cash provided by financing activities	90.4	62.0
Effect of foreign exchange rate changes on cash	(5.6)	(1.7)

Net decrease in cash and cash equivalents	$(12.5)	$(117.2)

Net cash used in operating activities was $66.7 million in the three months ended March 31, 2015 compared to $156.6 million in the three months ended March 31, 2014. The decrease in cash used of $89.9 million was primarily due to lower incentive compensation and customer program payments in the first quarter of 2015 compared to 2014 (approximately $75 million decrease in aggregate).

Net cash used in investing activities was $30.6 million in the three months ended March 31, 2015 compared to $20.9 million in the three months ended March 31, 2014. The increase of $9.7 million was due to $3.6 million of higher capital spending and the cost of acquisitions of $6.3 million.

Net cash provided by financing activities was $90.4 million in the three months ended March 31, 2015 compared to $62.0 million in the three months ended March 31, 2014. The increase in cash provided of $28.4 million was primarily due to lower share repurchases in 2015 compared to 2014 ($68.3 million), partially offset by lower net borrowings of $38.5 million and higher dividends in 2015 compared to 2014 ($2.4 million).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2014, the fair value of our total pension plan assets was $608.2 million, representing 77% of the accumulated benefit obligation liability. In 2015, we expect to make pension contributions of approximately $5 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify $3.6 million of debt issuance costs from a deferred asset to long-term debt as of March 31, 2015.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (calendar year 2017 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is effective for the annual reporting period beginning after December 15, 2016 (calendar year 2017 for Fortune Brands), and for annual and interim periods thereafter. We are assessing the impact the adoption of this standard will have on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2015:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2015	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	—	$—	—	$299,505,551
February 1 – February 28	10,400	42.94	10,400	299,058,940
March 1 – March 31	—	—	—	299,058,940

Total	10,400	$42.94	10,400

(a)	Information on the Company’s share repurchase programs follows:

Authorization and announcement date	Authorization amount of shares of outstanding common stock	Expiration date
June 2, 2014	$250 million	June 2, 2016
September 30, 2014	$250 million	September 30, 2016

Item 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of March 30, 2015, by and among Fortune Brands Home & Security, Inc., Tahiti Acquisition Corp. and Norcraft Companies, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2015, Commission file number 1-35166).

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	$200,000,000 Credit Agreement, dated as of March 30, 2015, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 5, 2015	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr. Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

2.1	Agreement and Plan of Merger, dated as of March 30, 2015, by and among Fortune Brands Home & Security, Inc., Tahiti Acquisition Corp. and Norcraft Companies, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2015, Commission file number 1-35166).

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	$200,000,000 Credit Agreement, dated as of March 30, 2015, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.