Form 10-Q
period 2015-06-30
Fortune Brands Home & Security, Inc.
filed 2015-07-29
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 24, 2015 was 159,937,810.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2015 and 2014

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net sales	$2,115.9	$1,916.3	$1,165.1	$1,027.2
Cost of products sold	1,388.6	1,259.2	754.7	665.4
Selling, general and administrative expenses	512.4	455.3	271.0	232.6
Amortization of intangible assets	8.6	6.1	5.1	3.0
Restructuring charges	10.8	0.9	6.1	0.7

Operating income	195.5	194.8	128.2	125.5
Interest expense	9.4	4.0	6.0	2.1
Other expense, net	3.2	0.5	1.5	1.0

Income from continuing operations before income taxes	182.9	190.3	120.7	122.4
Income taxes	64.0	57.7	42.7	36.1

Income from continuing operations, net of tax	118.9	132.6	78.0	86.3
Income from discontinued operations, net of tax	0.8	2.2	1.4	7.3

Net income	119.7	134.8	79.4	93.6
Less: Noncontrolling interests	—	0.7	(0.3)	0.3

Net income attributable to Fortune Brands	$119.7	$134.1	$79.7	$93.3

Basic earnings per common share
Continuing operations	$0.75	$0.80	$0.49	$0.52
Discontinued operations	—	0.01	0.01	0.05

Net income attributable to Fortune Brands common shareholders	$0.75	$0.81	$0.50	$0.57

Diluted earnings per common share
Continuing operations	$0.73	$0.78	$0.48	$0.51
Discontinued operations	0.01	0.01	0.01	0.04

Net income attributable to Fortune Brands common shareholders	$0.74	$0.79	$0.49	$0.55

Comprehensive income	$101.9	$126.9	$81.0	$93.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$223.5	$191.9
Accounts receivable, net	573.5	458.9
Inventories	546.4	462.2
Other current assets	153.9	122.8
Current assets of discontinued operations	32.6	63.3

Total current assets	1,529.9	1,299.1

Property, plant and equipment, net of accumulated depreciation	582.0	539.8
Goodwill	1,904.7	1,467.8
Other intangible assets, net of accumulated amortization	858.8	656.5
Other assets	72.1	72.4
Non-current assets of discontinued operations	19.0	17.3

Total assets	$4,966.5	$4,052.9

Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$26.3
Accounts payable	352.6	333.8
Other current liabilities	320.2	322.0
Current liabilities of discontinued operations	9.5	17.5

Total current liabilities	682.3	699.6

Long-term debt	1,389.8	643.7
Deferred income taxes	230.2	150.6
Other non-current liabilities	291.8	292.5
Non-current liabilities of discontinued operations	2.6	3.4

Total liabilities	2,596.7	1,789.8

Commitments and contingencies (see Note 17)

Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,559.9	2,517.3
Accumulated other comprehensive loss	(24.5)	(6.7)
Retained earnings	376.7	279.5
Treasury stock	(546.4)	(532.3)

Total Fortune Brands stockholders’ equity	2,367.4	2,259.5
Noncontrolling interests	2.4	3.6

Total equity	2,369.8	2,263.1

Total liabilities and equity	$4,966.5	$4,052.9

(a)	Common stock, par value $0.01 per share; 173.8 million shares and 172.0 million shares issued at June 30, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(In millions)

(Unaudited)

	2015	2014
Operating activities
Net income	$119.7	$134.8
Non-cash pre-tax expense:
Depreciation	41.6	39.6
Amortization	8.6	8.0
Stock-based compensation	13.6	15.8
Recognition of actuarial losses	—	0.6
Deferred income taxes	1.2	6.6
Restructuring charges	1.0	0.4
Amortization of deferred financing costs	0.1	—
Changes in assets and liabilities:
Increase in accounts receivable	(68.0)	(58.2)
Increase in inventories	(52.0)	(50.0)
Decrease in accounts payable	(1.4)	(6.0)
Increase in other assets	(13.8)	(11.8)
Decrease in accrued expenses and other liabilities	(29.9)	(131.2)
Increase in accrued taxes	21.1	20.7

Net cash provided by (used in) operating activities	41.8	(30.7)

Investing activities
Capital expenditures	(54.6)	(47.6)
Proceeds from the disposition of assets	0.4	0.1
Cost of acquisitions, net of cash acquired	(652.5)	—

Net cash used in investing activities	(706.7)	(47.5)

Financing activities
Increase in short-term debt, net	—	3.9
Issuance of long-term debt	1,748.9	480.0
Repayment of long-term debt	(1,031.3)	(235.0)
Proceeds from the exercise of stock options	13.1	11.0
Treasury stock purchases	(0.4)	(255.0)
Excess tax benefit from the exercise of stock-based compensation	16.4	18.6
Dividends to stockholders	(44.6)	(39.5)
Other financing, net	(1.2)	(1.1)

Net cash provided by (used in) financing activities	700.9	(17.1)

Effect of foreign exchange rate changes on cash	(4.4)	(1.1)

Net increase (decrease) in cash and cash equivalents	$31.6	$(96.4)

Cash and cash equivalents at beginning of period	$191.9	$241.4
Cash and cash equivalents at end of period	$223.5	$145.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2015 and 2014

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	134.1	—	0.7	134.8
Other comprehensive income	—	—	(7.6)	—	—	(0.3)	(7.9)
Stock options exercised	—	11.0	—	—	—	—	11.0
Stock-based compensation	—	15.4	—	—	(8.0)	—	7.4
Tax benefit on exercise of stock options	—	18.4	—	—	—	—	18.4
Treasury stock purchase	—	—	—	—	(264.8)	—	(264.8)
Dividends ($0.12 per common share)	—	—	—	(19.3)	—	—	(19.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at June 30, 2014	$1.7	$2,476.1	$87.8	$315.6	$(352.6)	$3.0	$2,531.6

Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	119.7	—	—	119.7
Other comprehensive income	—	—	(17.8)	—	—	—	(17.8)
Stock options exercised	—	13.1	—	—	—	—	13.1
Stock-based compensation	—	13.6	—	—	(13.7)	—	(0.1)
Tax benefit on exercise of stock options	—	15.9	—	—	—	—	15.9
Treasury stock purchase	—	—	—	—	(0.4)	—	(0.4)
Dividends ($0.14 per common share)	—	—	—	(22.5)	—	—	(22.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at June 30, 2015	$1.7	$2,559.9	$(24.5)	$376.7	$(546.4)	$2.4	$2,369.8

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

The condensed consolidated balance sheet as of June 30, 2015, the related condensed consolidated statements of comprehensive income for the six and three-month periods ended June 30, 2015 and 2014 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were derived principally from the consolidated financial statements of the Company. In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft were included in the Company’s condensed consolidated statements of comprehensive income and statements of cash flow beginning in May 2015 and the condensed consolidated balance sheet as of June 30, 2015. In September 2014, we sold all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”). In December 2014, we committed to a plan to sell Waterloo Industries, Inc. (“Waterloo”), our tool storage business. Therefore, in accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the six and three months ended June 30, 2015 and 2014; and results of operations of Simonton were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the six and three months ended June 30, 2014. The assets and liabilities of Waterloo were classified as discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. The cash flows from discontinued operations for the six months ending June 30, 2015 and 2014 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early adoption is permitted, however we elected not to early adopt. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify approximately $3 million of debt issuance costs from a deferred asset to long-term debt as of June 30, 2015.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (year-end 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is expected to be effective for the annual reporting period beginning after December 15, 2017 (calendar year 2018 for Fortune Brands), and for annual and interim periods thereafter. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2015	December 31, 2014
Inventories:
Raw materials and supplies	$219.2	$178.1
Work in process	57.0	54.0
Finished products	270.2	230.1

Total inventories	$546.4	$462.2

Property, plant and equipment, gross	$1,471.0	$1,396.3
Less: accumulated depreciation	889.0	856.5

Property, plant and equipment, net	$582.0	$539.8

4.	Acquisitions

On May 12, 2015, the Company completed its tender offer to purchase all of the outstanding shares of common stock of Norcraft, a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. This transaction is expected to strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities. Net sales in both the six and three months ended June 30, 2015 were approximately $46 million, and operating income was not material to the Company. The results of operations of Norcraft are included in the Cabinets segment. We incurred $14.9 million and $13.8 million of Norcraft acquisition-related transaction costs in the six and three months ended June 30, 2015, respectively. The goodwill expected to be deductible for income tax purposes is in the process of being determined.

The following table summarizes the preliminary allocation of the purchase price to fair values of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$31.0
Inventories	28.4
Property, plant and equipment	28.9
Goodwill	450.5
Identifiable intangible assets	200.0
Other assets	18.7

Total assets	757.5
Deferred tax liabilities	80.2
Other liabilities and accruals	28.7

Net assets acquired	$648.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including tradenames. The provisional measurement of property and equipment, intangible assets, goodwill, deferred income taxes, and other assets and liabilities is subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. Identifiable intangible assets primarily consist of customer relationships (estimated to be $200 million). The useful life of this identifiable intangible assets was estimated to be 20 years.

The following unaudited pro forma summary presents consolidated financial information as if Norcraft had been acquired on January 1, 2014. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and Norcraft. The pro forma results include:

•	estimated amortization of a definite-lived customer relationship intangible asset,

•	the estimated cost of the inventory step-up to fair value,

•	interest expense associated with debt that would have been incurred in connection with the acquisition,

•	the reclassification of Norcraft transaction costs from 2015 to the first quarter of 2014, and

•	adjustments to conform accounting policies.

The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2014. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions, except per share amounts)	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net sales	$2,258.3	$2,096.8	$1,213.1	$1,124.2
Income from continuing operations	134.9	126.2	90.1	91.6

Basic earnings per common share	$0.85	$0.76	$0.57	$0.56
Diluted earnings per common share	$0.83	$0.74	$0.56	$0.54

In March 2015, we acquired a cabinets component company for approximately $6 million in cash. A preliminary allocation of the purchase price has been reflected in the financial statements and will be updated as asset and liability valuations are finalized. Final adjustments will reflect the fair value assigned to the assets, including intangible assets, and assumed liabilities.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

In December 2014, we acquired all of the issued and outstanding shares of capital stock of Anafree Holdings, Inc., the sole owner of Anaheim Manufacturing Company (“Anaheim”), which markets and sells garbage disposals, for $28.9 million in cash. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. Net sales in the six and three months ended June 30, 2015 were approximately $15 million and $7 million, respectively, and operating income was not material to the Company. The results of operations of Anaheim are included in the Plumbing segment.

In July 2014, we acquired all of the voting equity of John D. Brush & Co., Inc. (“SentrySafe”) for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities. This acquisition broadened our product offering of security products. Net sales in the six and three months ended June 30, 2015 were approximately $68 million and $32 million, respectively, and operating income was not material to the Company. The results of operations of SentrySafe are included in the Security segment.

The 2014 completed acquisitions were not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

5.	Discontinued Operations

In December 2014, we committed to a plan to sell our Waterloo tool storage business and therefore classified it as a discontinued operation. We expect to sell Waterloo by the end of 2015.

In addition, in September 2014, we sold the Simonton windows business for $130 million in cash. Simonton is presented as a discontinued operation in the Company’s financial statements in accordance with ASC requirements.

The following table summarizes the results of discontinued operations for the six and three months ended June 30, 2015 and 2014. The six and three months ended June 30, 2015 consist of Waterloo only, however comparable periods in 2014 include both Waterloo and Simonton.

(in millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net sales	$50.4	$192.1	$27.5	$115.0

Income from discontinued operations before income taxes	$1.6	$4.1	$2.4	$11.3
Income taxes	0.8	1.9	1.0	4.0

Income from discontinued operations, net of tax	$0.8	$2.2	$1.4	$7.3

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Discontinued Operations (Continued)

The following table summarizes the major classes of assets and liabilities of Waterloo, which is reflected as a discontinued operation on the consolidated balance sheet:

(in millions)	June 30, 2015	December 31, 2014
Accounts receivable, net	$21.4	$40.1
Inventories	8.3	15.9
Other current assets	2.9	7.3

Total current assets	32.6	63.3
Property, plant and equipment, net	14.2	13.3
Other non-current assets	4.8	4.0

Total assets	$51.6	$80.6

Accounts payable	$5.2	$8.5
Other current liabilities	4.3	9.0

Total current liabilities	9.5	17.5
Other non-current liabilities	2.6	3.4

Total liabilities	$12.1	$20.9

6.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,904.7 million and $1,467.8 million as of June 30, 2015 and December 31, 2014, respectively. The $436.9 million increase was primarily due to the acquisition of Norcraft, partially offset by other acquisition-related adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2014 (a)	$630.1	$595.6	$143.0	$99.1	$1,467.8
Year-to-date translation adjustments	(1.7)	—	—	(0.9)	(2.6)
Acquisition-related adjustments	456.9	(17.0)	—	(0.4)	439.5

Goodwill at June 30, 2015 (a)	$1,085.3	$578.6	$143.0	$97.8	$1,904.7

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $858.8 million and $656.5 million, net of accumulated amortization, as of June 30, 2015 and December 31, 2014, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

(In millions)	As of June 30, 2015				As of December 31, 2014
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived tradenames	$538.6	$(42.0	)(a)	$496.6	$542.7	$(42.0	)(a)	$500.7

Amortizable intangible assets
Tradenames	16.9	(6.7)		10.2	14.6	(6.4)		8.2
Customer and contractual relationships	505.1	(169.4)		335.7	294.2	(164.0)		130.2
Patents/proprietary technology	57.8	(41.5)		16.3	57.7	(40.3)		17.4

Total	579.8	(217.6)		362.2	366.5	(210.7)		155.8

Total identifiable intangibles	$1,118.4	$(259.6)		$858.8	$909.2	$(252.7)		$656.5

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles – Goodwill and Other Assets.

The $209.2 million increase in gross identifiable intangible assets was due to the acquisitions of Norcraft and Anaheim, partially offset by foreign exchange adjustments.

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, and other relevant factors.

In the first half of 2015, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets.

7.	External Debt and Financing Arrangements

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On June 30, 2015, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.1 million.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements (Continued)

We have a $975 million committed revolving credit facility, as well as a term loan in the initial amount of $525 million, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On June 30, 2015 and December 31, 2014, our outstanding borrowings under the revolving credit facility were zero and $145.0 million, respectively; the amounts outstanding under the term loan were $498.7 million and $525.0 million, respectively. At June 30, 2015 and December 31, 2014, the current portion of long-term debt was zero and $26.3 million, respectively. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at June 30, 2015, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At June 30, 2015, we were in compliance with all covenants under these facilities.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which zero was outstanding, as of June 30, 2015 and December 31, 2014. The weighted-average interest rates on these borrowings were zero and 7.2% in the six-month periods ended June 30, 2015 and 2014, respectively. The weighted-average interest rates on these borrowings were zero and 5.3% in the three-month periods ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, JPMorgan Chase & Co. and its wholly owned subsidiaries (“JPM”) owned over 10% of the Company’s common stock. JPMorgan Chase Bank, N.A., a subsidiary of JPM, was a lender of $41.4 million of our total debt under our credit facilities and held $2.3 million of our cash balances. In addition, JPMorgan Investment Management, Inc., another subsidiary of JPM, manages pension assets in the Company’s Master Retirement Trust, which totaled $26.9 million as of June 30, 2015. J.P. Morgan Securities LLC was an underwriter in the Company’s June 2015 issuance of $900 million of Senior Notes. JPMorgan Chase & Co. does not participate in management of the Company nor do any of its employees sit on our Board of Directors.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2015 was $263.9 million, representing a net settlement receivable of $1.5 million. Based on foreign exchange rates as of June 30, 2015, we estimate that $0.2 million of net foreign currency derivative losses included in other comprehensive income as of June 30, 2015 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2015 and December 31, 2014 were:

(In millions)		Fair Value
	Location	June 30, 2015	December 31, 2014
Assets
Foreign exchange contracts	Other current assets	$3.8	$5.1
Net investment hedges	Other current assets	0.3	0.5

	Total assets	$4.1	$5.6

Liabilities
Foreign exchange contracts	Other current liabilities	$2.6	$5.4

The effects of derivative financial instruments on the statements of comprehensive income for the six and three months ended June 30, 2015 and 2014 were:

(In millions)		Gain Recognized in Income Six Months Ended June 30,
Type of hedge	Location	2015	2014
Cash flow	Cost of products sold	$2.0	$0.6
Fair value	Other expense, net	2.7	0.8

Total		$4.7	$1.4

(In millions)		Gain (Loss) Recognized in Income Three Months Ended June 30,
Type of hedge	Location	2015	2014
Cash flow	Cost of products sold	$1.0	$(0.1)
Fair value	Other expense, net	1.7	(0.1)

Total		$2.7	$(0.2)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effective portion of cash flow hedges recognized in other comprehensive income were net gains (losses) of $2.0 million and $(2.9) million in the six months ended June 30, 2015 and 2014, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net losses of $1.9 million and $2.6 million in the three months ended June 30, 2015 and 2014, respectively. In the six and three months ended June 30, 2015 and 2014, the ineffective portion of cash flow hedges recognized in other expense, net, was insignificant.

9.	Fair Value Measurements

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

The carrying value and fair value of debt as of June 30, 2015 and December 31, 2014 were as follows:

(In millions)	June 30, 2015		December 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$—	$—	$145.0	$145.0
Term loan, including current portion	498.7	498.7	525.0	525.0
Senior Notes, net of underwriting commissions and price discounts	891.1	895.5	—	—

The estimated fair value of our term loan and the current portion thereof is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 were as follows:

(In millions)	Fair Value
	June 30, 2015	December 31, 2014
Assets
Derivative financial instruments (level 2)	$4.1	$5.6
Deferred compensation program assets (level 1)	3.2	3.3

Total assets	$7.3	$8.9

Liabilities
Derivative financial instruments (level 2)	$2.6	$5.4

10.	Accumulated Other Comprehensive Loss

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Losses	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$31.0	$(0.6)	$(37.1)	$(6.7)
Amounts classified into accumulated other comprehensive loss	(13.7)	1.2	—	(12.5)
Amounts reclassified from accumulated other comprehensive loss	—	(1.0)	(4.3)	(5.3)

Net current-period other comprehensive loss	(13.7)	0.2	(4.3)	(17.8)

Balance at June 30, 2015	$17.3	$(0.4)	$(41.4)	$(24.5)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the six and three months ended June 30, 2015 and 2014 were as follows:

(In millions)	Amount Reclassified from Accumulated Other Comprehensive Loss Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
Details about Accumulated Other Comprehensive Loss Components	2015	2014
Gains on cash flow hedges
Foreign exchange contracts	$2.1	$0.6	Cost of products sold
Commodity contracts	(0.1)	—	Cost of products sold

	2.0	0.6	Total before tax
	(1.0)	(0.1)	Tax expense

	$1.0	$0.5	Net of tax
Defined benefit plan items
Recognition of prior service credits	$7.0	$17.6	(a)
Recognition of actuarial losses	—	(0.6)	(a)

	7.0	17.0	Total before tax
	(2.7)	(6.4)	Tax expense

	$4.3	$10.6	Net of tax

Total reclassifications for the period	$5.3	$11.1	Net of tax

(In millions)	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
Details about Accumulated Other Comprehensive Loss Components	2015	2014
Gains (losses) on cash flow hedges
Foreign exchange contracts	$1.1	$(0.1)	Cost of products sold
Commodity contracts	(0.1)	—	Cost of products sold

	1.0	(0.1)	Total before tax
	(0.5)	—	Tax expense

	$0.5	$(0.1)	Net of tax
Defined benefit plan items
Recognition of prior service credits	$3.5	$7.0	(a)
	(1.3)	(2.6)	Tax expense

	$2.2	$4.4	Net of tax

Total reclassifications for the period	$2.7	$4.3	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the six and three months ended June 30, 2015 and 2014 were as follows:

(In millions)	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Service cost	$6.4	$5.4	$—	$—
Interest cost	16.9	16.2	0.3	0.4
Expected return on plan assets	(20.4)	(21.1)	—	—
Recognition of prior service costs (credits)	—	0.1	(7.0)	(17.7)
Recognition of actuarial losses	—	—	—	0.6

Net periodic benefit cost (income)	$2.9	$0.6	$(6.7)	$(16.7)

(In millions)	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Service cost	$3.2	$2.7	$—	$—
Interest cost	8.4	8.0	0.1	0.2
Expected return on plan assets	(10.2)	(10.5)	—	—
Recognition of prior service costs (credits)	—	0.1	(3.5)	(7.1)

Net periodic benefit cost (income)	$1.4	$0.3	$(3.4)	$(6.9)

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefits to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $14.7 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.7 million in the first quarter of 2014. Liability reductions from these plan amendments are recorded as amortization of prior service cost in net income in accordance with accounting requirements. See Note 10, “Accumulated Other Comprehensive Loss,” for information on the impact on accumulated other comprehensive loss.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 35.0% and 30.3%, respectively. The effective income tax rate for 2015 was unfavorably impacted by adjustments made to the Company’s unrecognized tax benefits related to the anticipated settlement of the Internal Revenue Service examination for the 2010 and nine months ended September 30, 2011 tax years, non-deductible acquisition costs and incremental state taxes associated with the Norcraft acquisition, and restructuring charges for which the Company cannot recognize a tax benefit. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and tax benefits related to stock-based compensation.

The effective income tax rates for the three months ended June 30, 2015 and 2014 were 35.4% and 29.5%, respectively. The effective income tax rate for 2015 was unfavorably impacted by non-deductible acquisition costs and incremental state taxes associated with the Norcraft acquisition, and restructuring charges for which the Company cannot recognize a tax benefit. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $4 million to $8 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2015 and 2014, respectively.

(In millions)	Six Months Ended June 30,
	2015	2014
Reserve balance at January 1,	$13.0	$10.3
Provision for warranties issued	14.5	11.2
Settlements made (in cash or in kind)	(13.5)	(10.5)
Acquisitions	1.6	—

Reserve balance at June 30,	$15.6	$11.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the six and three months ended June 30, 2015 and 2014 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2015	2014	% Change vs. Prior Year
Net Sales
Cabinets	$962.0	$878.8	9.5%
Plumbing	691.6	650.0	6.4
Doors	200.8	190.1	5.6
Security	261.5	197.4	32.5

Net sales	$2,115.9	$1,916.3	10.4%

Operating Income
Cabinets	$67.9	$66.0	2.9%
Plumbing	133.7	126.8	5.4
Doors	14.0	9.6	45.8
Security	26.5	23.2	14.2
Less: Corporate expenses	(46.6)	(30.8)	(51.3)

Operating income	$195.5	$194.8	0.4%

Corporate expenses
General and administrative expense	$(35.0)	$(34.8)
Defined benefit plan income	3.3	4.0
Norcraft transaction costs(a)	(14.9)	—

Total Corporate expenses	$(46.6)	$(30.8)	(51.3)%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

	Three Months Ended June 30,
(In millions)	2015	2014	% Change vs. Prior Year
Net Sales
Cabinets	$550.9	$467.9	17.7%
Plumbing	358.0	340.1	5.3
Doors	117.6	110.5	6.4
Security	138.6	108.7	27.5

Net sales	$1,165.1	$1,027.2	13.4%

Operating Income
Cabinets	$54.9	$46.1	19.1%
Plumbing	69.9	71.5	(2.2)
Doors	15.2	9.7	56.7
Security	18.5	14.0	32.1
Less: Corporate expenses	(30.3)	(15.8)	(91.8)

Operating income	$128.2	$125.5	2.2%

Corporate expenses
General and administrative expense	$(18.2)	$(18.1)
Defined benefit plan income	1.7	2.3
Norcraft transaction costs(a)	(13.8)	—

Total Corporate expenses	$(30.3)	$(15.8)	(91.8)%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2015 and 2014 are shown below.

(In millions)	Six Months Ended June 30, 2015
	Restructuring Charges	Other Charges (a)		Total Charges
		Cost of Products Sold	SG&A(b)
Cabinets	$1.0	$—	$—	$1.0
Plumbing	5.7	0.1	0.4	6.2
Security	3.2	—	—	3.2
Corporate	0.9	—	—	0.9

Total	$10.8	$0.1	$0.4	$11.3

(In millions)	Six Months Ended June 30, 2014
	Restructuring Charges	Other Charges (a)	Total Charges
		Cost of Products Sold
Cabinets	$0.3	$—	$0.3
Plumbing	(0.9)	(0.6)	(1.5)
Corporate	1.5	—	1.5

Total	$0.9	$(0.6)	$0.3

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative

Restructuring and other charges in the first six months of 2015 related to severance costs to relocate of a plumbing facility in China and severance within our Security and Cabinets segments and in Corporate, as well as supply chain initiatives.

Restructuring and other charges in the first six months of 2014 results from severance charges in Corporate, partially offset by a benefit from release of a foreign currency gain associated with the dissolution of a foreign entity in the Plumbing segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

(In millions)	Three Months Ended June 30, 2015
	Restructuring Charges	Other Charges (a)		Total Charges
		Cost of Products Sold	SG&A(b)
Cabinets	$0.1	$—	$—	$0.1
Plumbing	4.7	—	0.4	5.1
Security	1.3	—	—	1.3

Total	$6.1	$—	$0.4	$6.5

(In millions)	Three Months Ended June 30, 2014
	Restructuring Charges	Other Charges (a)	Total Charges
		Cost of Products Sold
Cabinets	$0.2	$—	$0.2
Plumbing	(1.0)	(0.6)	(1.6)
Corporate	1.5	—	1.5

Total	$0.7	$(0.6)	$0.1

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative

Restructuring and other charges in the second quarter of 2015 primarily resulted from severance charges, mainly related to the relocation of a plumbing facility in China. Restructuring and other charges in the second quarter of 2014 primarily resulted from severance charges.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/14	2015 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 6/30/15
Workforce reduction costs	$7.9	$9.6	$(6.7)	$0.4	$11.2
Asset disposals	—	1.0	—	(1.0)	—
Contract termination costs	—	0.2	—	(0.2)	—

	$7.9	$10.8	$(6.7)	$(0.8)	$11.2

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations, net of tax	$118.9	$132.6	$78.0	$86.3
Less: Noncontrolling interest	—	0.7	(0.3)	0.3

Income from continuing operations for EPS	118.9	131.9	78.3	86.0
Income from discontinued operations	0.8	2.2	1.4	7.3

Net income attributable to Fortune Brands	$119.7	$134.1	$79.7	$93.3

Earnings per common share
Basic
Continuing operations	$0.75	$0.80	$0.49	$0.52
Discontinued operations	—	0.01	0.01	0.05

Net income attributable to Fortune Brands common stockholders	$0.75	$0.81	$0.50	$0.57
Diluted
Continuing operations	$0.73	$0.78	$0.48	$0.51
Discontinued operations	0.01	0.01	0.01	0.04

Net income attributable to Fortune Brands common stockholders	$0.74	$0.79	$0.49	$0.55

Basic average shares outstanding	159.2	165.2	159.5	164.2
Stock-based awards	3.6	4.8	3.5	4.5

Diluted average shares outstanding	162.8	170.0	163.0	168.7
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.9	0.4	1.0	0.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six months ended June 30, 2015 and 2014. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance, pension contributions, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature. The forward-looking statements are not historical facts, but rather are based on expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission, or with respect to any document incorporated by reference, available as of the time such document was prepared. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes.

In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”), a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million. Pursuant to the agreement, we acquired all outstanding shares of Norcraft for $25.50 per share of common stock in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. This acquisition is expected to strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities. The financial results of Norcraft were included in the Company’s results of operations and cash flows beginning in May 2015.

OVERVIEW (Continued)

In March 2015, we acquired a cabinets component company for approximately $6 million in cash. The financial results were included in the Company’s results of operations and cash flows beginning in March of 2015.

In December 2014, we acquired Anaheim Manufacturing Company (“Anaheim”), which markets and sells garbage disposals, for $28.9 million in cash. The financial results of Anaheim were included in the Company’s results of operations and cash flows beginning in January of 2015. In July 2014, we acquired John D. Brush & Co., Inc. (“SentrySafe”), a leading manufacturer of home safes, for a purchase price of $116.7 million in cash. The financial results of SentrySafe were included in the Company’s results of operations and cash flows beginning in August of 2014. The purchase prices were funded from cash on hand and our existing credit facilities.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014

	Net Sales
(In millions)	2015	2014	% Change vs. Prior Year
Cabinets	$962.0	$878.8	9.5%
Plumbing	691.6	650.0	6.4
Doors	200.8	190.1	5.6
Security	261.5	197.4	32.5

Net sales	$2,115.9	$1,916.3	10.4%

	Operating Income
	2015	2014	% Change vs. Prior Year
Cabinets	$67.9	$66.0	2.9%
Plumbing	133.7	126.8	5.4
Doors	14.0	9.6	45.8
Security	26.5	23.2	14.2
Less: Corporate expenses	(46.6)	(30.8)	(51.3)

Operating income	$195.5	$194.8	0.4%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $199.6 million, or 10%. The increase was due to the benefit of the acquisitions of SentrySafe, Norcraft and Anaheim (approximately $129 million in aggregate), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate material cost increases, and favorable mix. The impact of foreign exchange was unfavorable by $26 million.

Cost of products sold

Cost of products sold increased $129.4 million, or 10%, due to the impact of the acquisitions of SentrySafe, Norcraft and Anaheim (approximately $84 million in aggregate), higher sales volume and investments to support increased manufacturing capacity and long-term growth initiatives, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $57.1 million, or 13%, due to the impact of the acquisitions of SentrySafe, Norcraft and Anaheim (approximately $34 million in aggregate), $14.9 million of Norcraft transaction costs, higher employee-related costs, and planned increases in strategic spending to support increased capacity and long-term growth initiatives.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $2.5 million due to the acquisitions of Norcraft, SentrySafe and Anaheim.

Restructuring charges

Restructuring charges of $10.8 million in the six months ended June 30, 2015 primarily related to severance costs to relocate a plumbing facility in China and severance within our Security and Cabinets segments and in the Corporate office, as well as supply chain initiatives. Restructuring charges in the six months ended June 30, 2014 were $0.9 million.

Operating income

Operating income increased $0.7 million. Operating income benefited from price increases to help mitigate material cost increases, productivity improvements, higher sales volume and the impact of acquisitions, partially offset by $14.9 million of Norcraft transaction costs and $11.0 million of higher restructuring and other charges.

Interest expense

Interest expense increased $5.4 million to $9.4 million due to higher average borrowings and higher average interest rates.

Other expense, net

Other expense, net, was expense of $3.2 million in the six months ended June 30, 2015, compared to $0.5 million in the six months ended June 30, 2014. The increase was due to unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 35.0% and 30.3%, respectively. The effective income tax rate in 2015 was unfavorably impacted by adjustments made to the Company’s unrecognized tax benefits related to the anticipated settlement of the Internal Revenue Service examination for the 2010 and the nine months ended September 30, 2011 tax years, non-deductible acquisition costs and incremental state taxes associated with the Norcraft acquisition, and restructuring charges for which the Company cannot recognize a tax benefit. The effective income tax rate in 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and tax benefit related to stock-based compensation.

Noncontrolling interests

Noncontrolling interest was zero and $0.7 million in the six months ended June 30, 2015 and 2014, respectively.

Net income from continuing operations

Net income from continuing operations was $118.9 million in the six months ended June 30, 2015 compared to $132.6 million in the six months ended June 30, 2014. The decrease of $13.7 million was due to a higher effective income tax rate and higher interest expense.

RESULTS OF OPERATIONS (Continued)

Income from discontinued operations

The income from discontinued operations was $0.8 million and $2.2 million in the six months ended June 30, 2015 and 2014, respectively.

Results By Segment

Cabinets

Net sales increased $83.2 million, or 9%, due to the benefit of the Norcraft acquisition (approximately $46 million), the benefit of price increases to help mitigate raw material cost increases, favorable mix and higher sales volume, including the impact of new product introductions. These benefits were partially offset by approximately $10 million of unfavorable foreign exchange.

Operating income increased $1.9 million, or 3%, due to higher sales, productivity improvements and a $3 million benefit from the acquisition of Norcraft, net of a $2 million charge related to the estimated inventory purchase accounting step-up to fair value. These benefits were partially offset by investments to support manufacturing capacity increases for long-term growth and costs associated with new product introductions.

Plumbing

Net sales increased $41.6 million, or 6%, due to higher sales volume in the U.S. driven by improving U.S. market conditions, the introduction of new products, the acquisition of Anaheim (approximately $15 million), price increases to help mitigate raw material cost increases and approximately $7 million in higher sales in Canada. These benefits were partially offset by unfavorable foreign exchange of approximately $11 million.

Operating income increased $6.9 million, or 5%, on higher sales volume, price increases to help mitigate raw material cost increases and lower expenses for strategic investments. Operating income was unfavorably impacted by $7.7 million of higher restructuring and other charges, primarily related to severance costs to relocate a facility in China, and approximately $4 million of unfavorable foreign exchange.

Doors

Net sales increased $10.7 million, or 6%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, price increases to help mitigate raw material cost increases and favorable mix.

Operating income increased $4.4 million, or 46%, due to price increases to help mitigate raw material cost increases, higher sales volume and productivity improvements, partially offset by costs to support capacity investments and unfavorable comparison to the reversal of a bad debt reserve in 2014.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Security

Net sales increased $64.1 million, or 32%, due primarily to the impact of the acquisition of SentrySafe (approximately $68 million), slightly offset by unfavorable foreign exchange (approximately $6 million).

Operating income increased $3.3 million, or 14%, due to the impact of the SentrySafe acquisition and lower employee-related costs, partially offset by $3.2 million of restructuring charges related to severance and unfavorable foreign exchange of approximately $2 million.

Corporate

Corporate expenses increased $15.8 million predominantly due to $14.9 million of transaction costs associated with the Norcraft acquisition.

(In millions)	Six Months Ended June 30,
	2015	2014
General and administrative expense	$(35.0)	$(34.8)
Defined benefit plan income	3.3	4.6
Defined benefit plan recognition of actuarial losses	—	(0.6)
Norcraft transaction costs(a)	(14.9)	—

Total Corporate expenses	$(46.6)	$(30.8)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

	Net Sales
(In millions)	2015	2014	% Change vs. Prior Year
Cabinets	$550.9	$467.9	17.7%
Plumbing	358.0	340.1	5.3
Doors	117.6	110.5	6.4
Security	138.6	108.7	27.5

Net sales	$1,165.1	$1,027.2	13.4%

	Operating Income
	2015	2014	% Change vs. Prior Year
Cabinets	$54.9	$46.1	19.1%
Plumbing	69.9	71.5	(2.2)
Doors	15.2	9.7	56.7
Security	18.5	14.0	32.1
Less: Corporate expenses	(30.3)	(15.8)	(91.8)

Operating income	$128.2	$125.5	2.2%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $137.9 million, or 13%. The increase was due to the benefit of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $85 million in aggregate), price increases to help mitigate material cost increases, higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, and favorable mix. The impact of foreign exchange was unfavorable by $14 million.

Cost of products sold

Cost of products sold increased $89.3 million, or 13%, due to the impact of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $57 million in aggregate), higher sales volume and investments to support increased manufacturing capacity and long-term growth initiatives, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $38.4 million, or 17%, due to the impact of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $21 million in aggregate), $13.8 million of Norcraft transaction costs, higher employee-related costs, and planned increases in strategic spending to support increased capacity and long-term growth initiatives.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $2.1 million due to the acquisitions of Norcraft, SentrySafe and Anaheim.

Restructuring charges

Restructuring charges of $6.1 million in the three months ended June 30, 2015 primarily related to severance costs to relocate of a plumbing facility in China and severance within our Security segment. Restructuring charges in the three months ended June 30, 2014 were $0.7 million.

Operating income

Operating income increased $2.7 million, or 2%. Operating income benefited from price increases to help mitigate raw material price increases, productivity improvements and higher sales volume, partially offset by $13.8 million of Norcraft transaction costs and $6.4 million of higher restructuring and other charges.

Interest expense

Interest expense increased $3.9 million to $6.0 million due to higher average borrowings and higher average interest rates.

Other expense, net

Other expense, net, was $1.5 million in the three months ended June 30, 2015 compared to $1.0 million in the three months ended June 30, 2014. The increase was due to unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended June 30, 2015 and 2014 were 35.4% and 29.5%, respectively. The effective income tax rate in 2015 was unfavorably impacted by non-deductible acquisition costs and incremental state taxes associated with the Norcraft acquisition and restructuring charges for which the Company cannot recognize a tax benefit. The effective income tax rate in 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards.

Noncontrolling interests

Noncontrolling interests (loss) income was of $(0.3) million and $0.3 million in the three months ended June 30, 2015 and 2014, respectively.

Net income from continuing operations

Net income from continuing operations was $78.0 million in the three months ended June 30, 2015 compared to $86.3 million in the three months ended June 30, 2014. The decrease of $8.3 million was due to a higher effective income tax rate and higher interest expense.

Income from discontinued operations

The income from discontinued operations was $1.4 million and $7.3 million in the three months ended June 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $83.0 million, or 18%, due to the benefit of the Norcraft acquisition (approximately $46 million), higher sales volume, including the impact of new product introductions, the benefit of price increases to help mitigate raw material cost increases and favorable product mix, partially offset by approximately $5 million of unfavorable foreign exchange.

Operating income increased $8.8 million, or 19%, due to productivity improvements, price increases to help mitigate raw material price increases, higher sales volume, a $3 million benefit from the acquisition of Norcraft (net of a $2 million charge related to the estimated inventory purchase accounting step-up to fair value) and favorable mix. These benefits were partially offset by costs associated with new product introductions.

Plumbing

Net sales increased $17.9 million, or 5%, due to higher sales volume in the U.S. driven by improving market conditions, the introduction of new products, the acquisition of Anaheim (approximately $7 million) and price increases to help mitigate raw material cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $5 million and lower sales in China.

Operating income decreased $1.6 million, or 2%, due to $6.7 million of higher restructuring and restructuring-related charges primarily related to severance costs to relocate a facility in China. Operating income benefited from higher sales volume and price increases to help mitigate raw material cost increases.

Doors

Net sales increased $7.1 million, or 6%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, price increases to help mitigate raw material price increases and favorable mix.

Operating income increased $5.5 million, or 57%, due to price increases to help mitigate raw material price increases, higher sales volume and favorable mix.

Security

Net sales increased $29.9 million, or 28%, due primarily to the impact of the acquisition of SentrySafe (approximately $32 million), slightly offset by approximately $4 million of unfavorable foreign exchange.

Operating income increased $4.5 million, or 32%, due to the benefit of the SentrySafe acquisition and lower employee-related expenses, partially offset by $1.3 million of restructuring charges related to severance.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Corporate

Corporate expenses increased $14.5 million predominantly due to $13.8 million of transaction costs associated with the Norcraft acquisition.

(In millions)	Three Months Ended June 30,
	2015	2014
General and administrative expense	$(18.2)	$(18.1)
Defined benefit plan income	1.7	2.3
Norcraft transaction costs(a)	(13.8)	—

Total Corporate expenses	$(30.3)	$(15.8)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit facilities and debt issuances in capital markets. Our operating income is generated by our subsidiaries. There are no legal restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2014, our Board of Directors increased the quarterly cash dividend by 17% to $0.14 per share of our outstanding common stock.

In the first half of 2015, we repurchased 10,400 shares of our outstanding common stock under the Company’s share repurchase program for $0.4 million. As of June 30, 2015, the Company’s total remaining share repurchase authorization under the remaining programs was $299 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Acquisitions and divestitures in 2015 and 2014 included:

•	In May 2015, we acquired Norcraft, a leading manufacturer of kitchen and bathroom cabinetry, for a purchase price of $648.6 million. We financed this transaction using cash on hand and borrowings under our existing credit facilities.

•	In December 2014, we acquired Anaheim, which markets and sells garbage disposals, for $28.9 million in cash. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

•	In September 2014, the Company completed the sale of Simonton windows business for $130 million in cash.

•	In July 2014, we acquired SentrySafe for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities.

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

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On June 30, 2015, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.1 million.

We also have a $975 million committed revolving credit facility, as well as a term loan in the initial amount of $525 million, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On June 30, 2015 and December 31, 2014, our outstanding borrowings under the revolving credit facility were zero and $145.0 million, respectively; the amounts outstanding under term loan were $498.7 million and $525.0 million, respectively. Issuance of long-term debt in 2015 on the statement of cash flows includes borrowings under the revolving credit facility that were repaid when the Senior Notes were issued. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at June 30, 2015, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At June 30, 2015, we were in compliance with all covenants under these facilities.

On June 30, 2015, we had cash and cash equivalents of $223.5 million, of which $171.8 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The undistributed earnings of foreign subsidiaries are considered indefinitely reinvested. If these funds were needed for our operations in the U.S., the repatriation of non-U.S. cash balances from these subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2015 and 2014.

(In millions)	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$41.8	$(30.7)
Net cash used in investing activities	(706.7)	(47.5)
Net cash provided by (used in) financing activities	700.9	(17.1)
Effect of foreign exchange rate changes on cash	(4.4)	(1.1)

Net increase (decrease) in cash and cash equivalents	$31.6	$(96.4)

Net cash provided by operating activities was $41.8 million in the six months ended June 30, 2015 compared to net cash used of $30.7 million in the six months ended June 30, 2014. The increase in cash provided of $72.5 million was primarily due to lower incentive compensation and customer program payments in the first quarter of 2015 compared to 2014 (approximately $75 million decrease in aggregate).

Net cash used in investing activities was $706.7 million in the six months ended June 30, 2015 compared to $47.5 million in the six months ended June 30, 2014. The increase of $659.2 million was due to $7.0 million of higher capital spending and the cost of acquisitions of $652.5 million.

Net cash provided by financing activities was $700.9 million in the six months ended June 30, 2015 compared to net cash used in financing activities of $17.1 million in the six months ended June 30, 2014. The increase in cash provided of $718.0 million was primarily due to higher net borrowings of $468.7 million and lower share repurchases in 2015 compared to 2014 ($254.6 million), partially offset by higher dividends in 2015 compared to 2014 ($5.1 million).

The cash flows related to discontinued operations are combined with cash flows from continuing operations within each category on the statements of cash flows.

Pension Plans

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early adoption is permitted. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify approximately $3 million of debt issuance costs from a deferred asset to long-term debt as of June 30, 2015.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (year-end 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The amendment is expected to be effective for the annual reporting period beginning after December 15, 2017 (calendar year 2018 for Fortune Brands), and for annual and interim periods thereafter. We are assessing the impact the adoption of this standard will have on our financial statements.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

We are subject to laws and regulations relating to protection of the environment. It is not possible to quantify with certainty the potential impact of actions relating to environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future. We believe, however, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2015:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2015	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	—	$—	—	$299,058,940
May 1 – May 31	—	—	—	299,058,940
June 1 – June 30	—	—	—	299,058,940

Total	—	$—	—

(a)	Information on the Company’s share repurchase programs follows:

Authorization and announcement date	Authorization amount of shares of outstanding common stock	Expiration date
June 2, 2014	$250 million	June 2, 2016
September 30, 2014	$250 million	September 30, 2016

Item 5. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers.

Effective on July 28, 2015, the Board of Directors of the Company increased the size of the Board from eight to nine directors and elected Susan Saltzbart Kilsby as a Class II member of the Board. Ms. Kilsby will serve on the Board for a term continuing until the Company’s 2016 annual meeting of stockholders and until her successor is duly elected and qualified. Ms. Kilsby was also appointed to serve as a member of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board.

The Board affirmatively determined that Ms. Kilsby is independent under the rules of the New York Stock Exchange and the Company’s Corporate Governance Principles. There are no arrangements or understandings between Ms. Kilsby and any other persons regarding her appointment to the Board of Directors. Additionally, there are no transactions involving the Company and Ms. Kilsby that the Company would be required to report pursuant to Item 404(a) of Regulation S-K.

Ms. Kilsby will be entitled to a prorated portion of the annual compensation paid to the Company’s other non-employee directors. A summary of the compensation the Company provides its non-employee directors is described in the Company’s proxy statement for its 2015 Annual Meeting of Stockholders filed with the Securities and Exchange Commission March 3, 2015.

Ms. Kilsby spent most of her career at Credit Suisse AG, holding a variety of senior positions including Managing Director of European Mergers and Acquisitions and as a Senior Advisor from 2009 until her retirement in May 2014. Her career in global investment banking also includes senior positions with Barclays de Zoete Wedd, Bankers Trust and The First Boston Corporation. She currently serves as Non-Executive Chairman of Shire Plc and as a member of the Board of Directors of Keurig Green Mountain, Inc. and BBA Aviation PLC. Ms. Kilsby holds BA in Economics from Wellesley College and an MBA from Yale School of Management.

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

4.1.	Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

4.2.	First Supplemental Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

4.3.	Form of global certificate for the 3.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

4.4.	Form of global certificate for the 4.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (Registrant)

Date: July 29, 2015	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

4.1.	Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

4.2.	First Supplemental Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

4.3.	Form of global certificate for the 3.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

4.4.	Form of global certificate for the 4.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015, Commission file number 1-351666).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.