Form 10-Q
period 2015-09-30
Fortune Brands Home & Security, Inc.
filed 2015-10-30
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 23, 2015 was 159,695,840.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2015 and 2014

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Net sales	$3,354.7	$2,974.0	$1,238.8	$1,057.7

Cost of products sold	2,192.9	1,948.9	804.3	689.7
Selling, general and administrative expenses	778.1	690.2	265.7	234.9
Amortization of intangible assets	15.3	9.5	6.7	3.4
Restructuring charges	12.6	1.1	1.8	0.2

Operating income	355.8	324.3	160.3	129.5
Interest expense	20.5	7.2	11.1	3.2
Other expense (income), net	3.7	—	0.5	(0.5)

Income from continuing operations before income taxes	331.6	317.1	148.7	126.8
Income taxes	112.7	100.0	48.7	42.3

Income from continuing operations, net of tax	218.9	217.1	100.0	84.5
Income (loss) from discontinued operations, net of tax	8.6	(103.2)	7.8	(105.4)

Net income (loss)	227.5	113.9	107.8	(20.9)
Less: Noncontrolling interests	0.3	0.9	0.3	0.2

Net income (loss) attributable to Fortune Brands	$227.2	$113.0	$107.5	$(21.1)

Basic earnings per common share
Continuing operations	$1.37	$1.33	$0.62	$0.53
Discontinued operations	0.06	(0.64)	0.05	(0.66)

Net income (loss) attributable to Fortune Brands common shareholders	$1.43	$0.69	$0.67	$(0.13)

Diluted earnings per common share
Continuing operations	$1.34	$1.29	$0.61	$0.52
Discontinued operations	0.05	(0.62)	0.05	(0.65)

Net income (loss) attributable to Fortune Brands common shareholders	$1.39	$0.67	$0.66	$(0.13)

Comprehensive income (loss)	$195.1	$95.7	$93.2	$(31.2)

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$350.6	$191.9
Accounts receivable, net	557.0	458.9
Inventories	540.4	462.2
Other current assets	175.4	122.8
Current assets of discontinued operations	—	63.3

Total current assets	1,623.4	1,299.1
Property, plant and equipment, net of accumulated depreciation	606.3	539.8
Goodwill	1,800.8	1,467.8
Other intangible assets, net of accumulated amortization	982.2	656.5
Other assets	69.5	72.4
Non-current assets of discontinued operations	—	17.3

Total assets	$5,082.2	$4,052.9

Liabilities and equity
Current liabilities
Current portion of long-term debt	$3.8	$26.3
Accounts payable	353.6	333.8
Other current liabilities	420.3	322.0
Current liabilities of discontinued operations	—	17.5

Total current liabilities	777.7	699.6
Long-term debt	1,337.6	643.7
Deferred income taxes	266.0	150.6
Other non-current liabilities	296.6	292.5
Non-current liabilities of discontinued operations	—	3.4

Total liabilities	2,677.9	1,789.8

Commitments and contingencies (see Note 17)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,581.7	2,517.3
Accumulated other comprehensive loss	(39.1)	(6.7)
Retained earnings	439.4	279.5
Treasury stock	(582.1)	(532.3)

Total Fortune Brands stockholders’ equity	2,401.6	2,259.5
Noncontrolling interests	2.7	3.6

Total equity	2,404.3	2,263.1

Total liabilities and equity	$5,082.2	$4,052.9

(a)	Common stock, par value $0.01 per share; 174.5 million shares and 172.0 million shares issued at September 30, 2015 and December 31, 2014, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(In millions)

(Unaudited)

	2015	2014
Operating activities
Net income	$227.5	$113.9
Non-cash pre-tax expense (income):
Depreciation	66.5	60.9
Amortization	15.3	12.3
Stock-based compensation	20.6	23.9
Recognition of actuarial losses	8.9	1.7
Deferred income taxes	(22.7)	5.6
Restructuring charges	0.9	0.4
Amortization of deferred financing costs	0.4	—
Pre-tax loss on sale of discontinued operations	16.9	83.2
(Income) loss on sale of property, plant and equipment	(0.7)	0.5
Changes in assets and liabilities:
Increase in accounts receivable	(57.7)	(77.6)
Increase in inventories	(52.7)	(34.5)
Increase (decrease) in accounts payable	5.6	(3.6)
Increase in other assets	(11.2)	(15.1)
Increase (decrease) in accrued expenses and other liabilities	21.9	(104.5)
Increase in accrued taxes	24.6	43.1

Net cash provided by operating activities	264.1	110.2

Investing activities
Capital expenditures	(86.9)	(82.3)
Proceeds from the disposition of assets	2.5	0.2
Proceeds from sale of discontinued operations	12.2	130.0
Cost of acquisitions, net of cash acquired	(652.8)	(118.5)
Other investing activities	—	(7.0)

Net cash used in investing activities	(725.0)	(77.6)

Financing activities
Decrease in short-term debt, net	—	(2.7)
Issuance of long-term debt	1,748.9	835.0
Repayment of long-term debt	(1,080.0)	(505.0)
Proceeds from the exercise of stock options	22.6	23.1
Treasury stock purchases(a)	(15.7)	(411.4)
Excess tax benefit from the exercise of stock-based compensation	23.0	24.4
Dividends to stockholders(b)	(67.1)	(58.5)
Other financing, net	(1.2)	(2.2)

Net cash provided by (used in) financing activities	630.5	(97.3)

Effect of foreign exchange rate changes on cash	(10.9)	(1.6)

Net increase (decrease) in cash and cash equivalents	$158.7	$(66.3)

Cash and cash equivalents at beginning of period	$191.9	$241.4
Cash and cash equivalents at end of period	$350.6	$175.1

(a)	Treasury stock purchases exclude purchases of $20.3 million of shares of common stock in September 2015 that were not settled until October 2015.
(b)	Excludes dividends declared but not paid of $22.3 million and $19.0 million as of September 30, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	113.0	—	0.9	113.9
Other comprehensive income	—	—	(18.1)	—	—	(0.1)	(18.2)
Stock options exercised	—	23.1	—	—	—	—	23.1
Stock-based compensation	—	23.8	—	—	(8.8)	—	15.0
Tax benefit on exercise of stock options	—	24.7	—	—	—	—	24.7
Tax-related adjustments	—	(1.2)	—	—	—	—	(1.2)
Treasury stock purchase	—	—	—	—	(411.4)	—	(411.4)
Dividends ($0.36 per common share)	—	—	—	(57.3)	—	—	(57.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)

Balance at September 30, 2014	$1.7	$2,501.7	$77.3	$256.5	$(500.0)	$3.4	$2,340.6

Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	227.2	—	0.3	227.5
Other comprehensive income	—	—	(32.4)	—	—	—	(32.4)
Stock options exercised	—	22.7	—	—	—	—	22.7
Stock-based compensation	—	20.5	—	—	(13.8)	—	6.7
Tax benefit on exercise of stock options	—	21.2	—	—	—	—	21.2
Treasury stock purchase	—	—	—	—	(36.0)	—	(36.0)
Dividends ($0.28 per common share)	—	—	—	(67.3)	—	—	(67.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at September 30, 2015	$1.7	$2,581.7	$(39.1)	$439.4	$(582.1)	$2.7	$2,404.3

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

The condensed consolidated balance sheet as of September 30, 2015, the related condensed consolidated statements of comprehensive income for the nine and three-month periods ended September 30, 2015 and 2014 and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were derived principally from the consolidated financial statements of the Company. In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft were included in the Company’s condensed consolidated statements of comprehensive income and statements of cash flow beginning in May 2015 and the condensed consolidated balance sheet as of September 30, 2015. On September 10, 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”), our tool storage business. Therefore, in accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo through September 9, 2015, were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2015 and 2014. The assets and liabilities of Waterloo were classified as discontinued operations in the accompanying condensed consolidated balance sheets as of December 31, 2014. In September 2014, we sold all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”). The results of operations of Simonton were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2014. The cash flows from discontinued operations for the nine months ending September 30, 2015 and 2014 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Simplifying Accounting for Measurement-Period Adjustments

In September 2015, the Financial Accounting Standards Board (“FASB”) issued a final standard that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new standard is effective for the annual period beginning January 1, 2016 (calendar year 2016 for Fortune Brands). Early application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Simplifying Subsequent Measurement of Inventory

In July 2015, the FASB issued a final standard that simplifies the subsequent measurement of inventory by replacing lower of cost or market test under the current GAAP. Under the current guidance the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This new standard is effective for the annual period beginning January 1, 2017 (calendar year 2017 for Fortune Brands). Earlier application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early adoption is permitted, however we elected not to early adopt. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify approximately $3 million of debt issuance costs from a deferred asset to long-term debt as of September 30, 2015.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. Further, in August 2015, the FASB issued a standard, which clarified that the amendment is effective for the annual reporting period beginning after December 15, 2017 (calendar year 2018 for Fortune Brands), and for annual and interim periods thereafter. We are assessing the impact the adoption of this standard will have on our financial statements.

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2015	December 31, 2014
Inventories:
Raw materials and supplies	$216.3	$178.1
Work in process	59.2	54.0
Finished products	264.9	230.1

Total inventories	$540.4	$462.2

Property, plant and equipment, gross	$1,515.3	$1,396.3
Less: accumulated depreciation	909.0	856.5

Property, plant and equipment, net	$606.3	$539.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions

In May 2015, we completed our tender offer to purchase all of the outstanding shares of common stock of Norcraft, a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. This transaction is expected to continue to strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities. Net sales in the nine and three months ended September 30, 2015 were approximately $151 million and $105 million, respectively. Operating income in the nine and three months ended September 30, 2015 was approximately $15 million and $12 million, respectively. The results of operations of Norcraft are included in the Cabinets segment. We incurred $15.1 million and $0.2 million of Norcraft acquisition-related transaction costs in the nine and three months ended September 30, 2015, respectively. The goodwill expected to be deductible for income tax purposes is in the process of being determined.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$31.0
Inventories	28.4
Property, plant and equipment	45.8
Goodwill	348.8
Identifiable intangible assets	335.0
Other assets	18.7

Total assets	807.7
Deferred tax liabilities	130.2
Other liabilities and accruals	28.9

Net assets acquired	$648.6

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including tradenames and customer relationships. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. Identifiable intangible assets consist of an indefinite-lived tradename of $125 million and customer relationships of $210 million. The useful life of the customer relationships identifiable intangible asset is estimated to be 20 years.

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

The following unaudited pro forma summary presents consolidated financial information as if Norcraft had been acquired on January 1, 2014. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and Norcraft. The pro forma results include:

•	estimated amortization of a definite-lived customer relationship intangible asset,

•	the estimated cost of the inventory adjustment to fair value,

•	interest expense associated with debt that would have been incurred in connection with the acquisition,

•	the reclassification of Norcraft transaction costs from 2015 to the first quarter of 2014, and

•	adjustments to conform accounting policies.

The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2014. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions, except per share amounts)	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net sales	$3,497.0	$3,254.6	$1,238.7	$1,157.8
Income from continuing operations	235.0	215.5	100.1	89.3

Basic earnings per common share	$1.47	$1.32	$0.62	$0.56
Diluted earnings per common share	$1.44	$1.28	$0.61	$0.55

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

In December 2014, we acquired all of the issued and outstanding shares of capital stock of Anafree Holdings, Inc., the sole owner of Anaheim Manufacturing Company (“Anaheim”), which markets and sells garbage disposals, for $28.9 million in cash. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. Net sales in the nine and three months ended September 30, 2015 were approximately $23 million and $8 million, respectively, and operating income was not material to the Company. The results of operations of Anaheim are included in the Plumbing segment.

In July 2014, we acquired all of the voting equity of John D. Brush & Co., Inc. (“SentrySafe”) for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities. This acquisition broadened our product offering of security products. Net sales in the nine and three months ended September 30, 2015 were approximately $101 million and $33 million, respectively, and operating income was not material to the Company. The results of operations of SentrySafe are included in the Security segment.

The 2014 completed acquisitions were not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

5.	Discontinued Operations

In September 2015, we completed the sale of Waterloo for approximately $14 million in cash, subject to certain post-closing adjustments. We recorded a pre-tax loss of $16.9 million as the result of this sale. Transaction and other sale-related costs were approximately $2.7 million. The estimated tax benefit on the sale was $26.5 million with the after-tax gain of $6.9 million recorded within discontinued operations. The estimated tax benefit resulted primarily from a tax loss in excess of the financial reporting loss as a result of prior period nondeductible asset impairments. Waterloo is presented as a discontinued operation in our financial statements beginning December 2014 and through September 9, 2015 in accordance with ASC 205 requirements. Prior to classifying Waterloo as a discontinued operation, it was reported in the Security segment.

In addition, in September 2014, we sold the Simonton windows business for $130 million in cash. Simonton is presented as a discontinued operation in the Company’s financial statements in accordance with ASC requirements. The 2014 year-to-date and third quarter loss in discontinued operations included a loss on sale of the business of $111.8 million.

The following table summarizes the results of discontinued operations for the nine and three months ended September 30, 2015 and 2014. The nine and three months ended September 30, 2015 consist of Waterloo only, however comparable periods in 2014 include both Waterloo and Simonton.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Discontinued Operations (Continued)

(in millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net sales	$78.2	$317.6	$27.8	$125.5

Loss from discontinued operations before income taxes	$(15.6)	$(72.4)	$(17.2)	$(76.5)
Income taxes	(24.2)	30.8	(25.0)	28.9

Income (loss) from discontinued operations, net of tax	$8.6	$(103.2)	$7.8	$(105.4)

The following table summarizes the major classes of assets and liabilities of Waterloo, which is reflected as a discontinued operation on the consolidated balance sheet as of December 31, 2014:

(in millions)	December 31, 2014
Accounts receivable, net	$40.1
Inventories	15.9
Other current assets	7.3

Total current assets	63.3
Property, plant and equipment, net	13.3
Other non-current assets	4.0

Total assets	$80.6

Accounts payable	$8.5
Other current liabilities	9.0

Total current liabilities	17.5
Other non-current liabilities	3.4

Total liabilities	$20.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,800.8 million and $1,467.8 million as of September 30, 2015 and December 31, 2014, respectively. The $333.0 million increase was primarily due to the acquisition of Norcraft, partially offset by other acquisition-related adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2014 (a)	$630.1	$595.6	$143.0	$99.1	$1,467.8
Year-to-date translation adjustments	(3.2)	—	—	(1.9)	(5.1)
Acquisition-related adjustments	355.5	(17.0)	—	(0.4)	338.1

Goodwill at September 30, 2015 (a)	$982.4	$578.6	$143.0	$96.8	$1,800.8

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $982.2 million and $656.5 million, net of accumulated amortization, as of September 30, 2015 and December 31, 2014, respectively. The $337.5 million increase in gross identifiable intangible assets was primarily due to the acquisitions of Norcraft and Anaheim.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

(In millions)	As of September 30, 2015				As of December 31, 2014
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived tradenames	$659.3	$(42.0	)(a)	$617.3	$542.7	$(42.0	)(a)	$500.7

Amortizable intangible assets
Tradenames	16.4	(6.7)		9.7	14.6	(6.4)		8.2
Customer and contractual relationships	513.0	(173.5)		339.5	294.2	(164.0)		130.2
Patents/proprietary technology	58.0	(42.3)		15.7	57.7	(40.3)		17.4

Total	587.4	(222.5)		364.9	366.5	(210.7)		155.8

Total identifiable intangibles	$1,246.7	$(264.5)		$982.2	$909.2	$(252.7)		$656.5

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles – Goodwill and Other Assets.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets (Continued)

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors.

In the first nine months of 2015, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets.

7.	External Debt and Financing Arrangements

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On September 30, 2015, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.4 million.

We have a $975 million committed revolving credit facility, as well as a term loan in the initial amount of $525 million, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On September 30, 2015 and December 31, 2014, our outstanding borrowings under the revolving credit facility were zero and $145.0 million, respectively; the amounts outstanding under the term loan were $450.0 million and $525.0 million, respectively. At September 30, 2015 and December 31, 2014, the current portion of long-term debt was $3.8 million and $26.3 million, respectively. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at September 30, 2015, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At September 30, 2015, we were in compliance with all covenants under these facilities.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which zero was outstanding, as of September 30, 2015 and December 31, 2014. The weighted-average interest rates on these borrowings were zero and 8.2% in the nine-month periods ended September 30, 2015 and 2014, respectively. The weighted-average interest rates on these borrowings were zero and 12.2% in the three-month periods ended September 30, 2015 and 2014, respectively.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2015 was $204.9 million, representing a net settlement receivable of $2.9 million. Based on foreign exchange rates as of September 30, 2015, we estimate that $1.2 million of net foreign currency derivative gains included in other comprehensive income as of September 30, 2015 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 were:

(In millions)		Fair Value
	Location	September 30, 2015	December 31, 2014
Assets
Foreign exchange contracts	Other current assets	$5.9	$5.1
Net investment hedges	Other current assets	0.2	0.5

	Total assets	$6.1	$5.6

Liabilities
Foreign exchange contracts	Other current liabilities	$3.3	$5.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the nine and three months ended September 30, 2015 and 2014 were:

(In millions)		Gain Recognized in Income Nine Months Ended September 30,
Type of hedge	Location	2015	2014
Cash flow	Cost of products sold	$3.0	$0.4
Fair value	Other expense, net	5.9	1.6

Total		$8.9	$2.0

(In millions)		Gain (Loss) Recognized in Income Three Months Ended September 30,
Type of hedge	Location	2015	2014
Cash flow	Cost of products sold	$1.0	$(0.2)
Fair value	Other expense, net	3.2	0.8

Total		$4.2	$0.6

The effective portion of cash flow hedges recognized in other comprehensive income were net gains of $4.4 million and zero in the nine months ended September 30, 2015 and 2014, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net gains of $2.4 million and $2.9 million in the three months ended September 30, 2015 and 2014, respectively. In the nine and three months ended September 30, 2015 and 2014, the ineffective portion of cash flow hedges recognized in other expense, net, was insignificant.

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

The carrying value and fair value of debt as of September 30, 2015 and December 31, 2014 were as follows:

(In millions)	September 30, 2015		December 30, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$—	$—	$145.0	$145.0
Term loan, including current portion	450.0	450.0	525.0	525.0
Senior Notes, net of underwriting commissions and price discounts	891.4	904.4	—	—

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The estimated fair value of our term loan and the current portion thereof is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 were as follows:

(In millions)	Fair Value
	September 30, 2015	December 31, 2014
Assets
Derivative financial instruments (level 2)	$6.1	$5.6
Deferred compensation program assets (level 1)	3.0	3.3

Total assets	$9.1	$8.9

Liabilities
Derivative financial instruments (level 2)	$3.3	$5.4

10.	Accumulated Other Comprehensive Loss

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Losses	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$31.0	$(0.6)	$(37.1)	$(6.7)
Amounts classified into accumulated other comprehensive loss	(29.0)	2.6	(3.8)	(30.2)
Amounts reclassified from accumulated other comprehensive loss	—	(1.5)	(0.7)	(2.2)

Net current-period other comprehensive loss	(29.0)	1.1	(4.5)	(32.4)

Balance at September 30, 2015	$2.0	$0.5	$(41.6)	$(39.1)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the nine and three months ended September 30, 2015 and 2014 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2015	2014
Cumulative translation adjustments	$—	$1.4

Gains on cash flow hedges
Foreign exchange contracts	$3.3	$0.4	Cost of products sold
Commodity contracts	(0.3)	—	Cost of products sold

	3.0	0.4	Total before tax
	(1.5)	—	Tax expense

	$1.5	$0.4	Net of tax
Defined benefit plan items
Recognition of prior service credits	$10.2	$24.1	(a)
Recognition of actuarial losses	(2.8)	(1.7)	(a)
Recognition of prior service costs in discontinued operations	(0.2)	—	(b)
Recognition of actuarial losses in discontinued operations	(6.1)	—	(b)

	1.1	22.4	Total before tax
	(0.4)	(8.4)	Tax expense

	$0.7	$14.0	Net of tax

Total reclassifications for the period	$2.2	$15.8	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.
(b)	These accumulated other comprehensive loss components are included in discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2015	2014
Cumulative translation adjustments	$—	$1.4

Gains (losses) on cash flow hedges
Foreign exchange contracts	$1.2	$(0.2)	Cost of products sold
Commodity contracts	(0.2)	—	Cost of products sold

	1.0	(0.2)	Total before tax
	(0.5)	0.1	Tax expense

	$0.5	$(0.1)	Net of tax
Defined benefit plan items
Recognition of prior service credits	$3.2	$6.5	(a)
Recognition of actuarial losses	(2.8)	(1.1)	(a)
Recognition of prior service costs in discontinued operations	(0.2)	—	(b)
Recognition of actuarial losses in discontinued operations	(6.1)	—	(b)

	(5.9)	5.4	Total before tax

	2.3	(2.0)	Tax expense

	$(3.6)	$3.4	Net of tax

Total reclassifications for the period	$(3.1)	$4.7	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.
(b)	These accumulated other comprehensive loss components are included in discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the nine and three months ended September 30, 2015 and 2014 were as follows:

(In millions)	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Service cost	$8.7	$7.8	$—	$—
Interest cost	25.2	24.7	0.4	0.5
Expected return on plan assets	(30.3)	(31.7)	—	—
Recognition of prior service costs (credits)	0.1	0.1	(10.3)	(24.2)
Recognition of actuarial losses (gains)	2.9	1.1	(0.1)	0.6

Net periodic benefit cost (income)	$6.6	$2.0	$(10.0)	$(23.1)

(In millions)	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Service cost	$2.3	$2.4	$—	$—
Interest cost	8.3	8.5	0.1	0.1
Expected return on plan assets	(9.9)	(10.6)	—	—
Recognition of prior service costs (credits)	0.1	—	(3.3)	(6.5)
Recognition of actuarial losses (gains)	2.9	1.1	(0.1)	—

Net periodic benefit cost (income)	$3.7	$1.4	$(3.3)	$(6.4)

In the third quarter of 2015, we recognized actuarial losses of $6.1 million related to the sale of the Waterloo tool storage business in discontinued operations in addition to the $2.8 million of actuarial losses reflected above.

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefits to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $15.3 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.5 million in the first quarter of 2014. Liability reductions from these plan amendments are recorded as amortization of prior service cost in net income in accordance with accounting requirements. See Note 10, “Accumulated Other Comprehensive Loss,” for information on the impact on accumulated other comprehensive loss.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 34.0% and 31.5%, respectively. The effective income tax rate for 2015 was unfavorably impacted by the tax cost related to the final settlement of a federal income tax audit covering the 2010 and nine months ended September 30, 2011 tax years, non-deductible acquisition costs and incremental state taxes associated with the Norcraft acquisition, and restructuring charges for which the Company cannot recognize a tax benefit. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and tax benefits related to stock-based compensation.

The effective income tax rates for the three months ended September 30, 2015 and 2014 were 32.8% and 33.4%, respectively. The effective income tax rate for third quarter of 2015 was favorably impacted by adjustments to prior year income tax estimates upon the filing of the Company’s 2014 federal income tax return.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $3 million to $7 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2015 and 2014, respectively.

(In millions)	Nine Months Ended September 30,
	2015	2014
Reserve balance at January 1,	$13.0	$10.3
Provision for warranties issued	21.6	17.0
Settlements made (in cash or in kind)	(20.3)	(16.3)
Acquisitions	1.5	—

Reserve balance at September 30,	$15.8	$11.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the nine and three months ended September 30, 2015 and 2014 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2015	2014	% Change vs. Prior Year
Net Sales
Cabinets	$1,565.3	$1,331.4	17.6%
Plumbing	1,056.0	995.9	6.0
Doors	324.6	304.5	6.6
Security	408.8	342.2	19.5

Net sales	$3,354.7	$2,974.0	12.8%

Operating Income
Cabinets	$132.1	$102.5	28.9%
Plumbing	214.6	202.6	5.9
Doors	30.7	21.7	41.5
Security	43.1	43.4	(0.7)
Less: Corporate expenses	(64.7)	(45.9)	(41.0)

Operating income	$355.8	$324.3	9.7%

Corporate expenses
General and administrative expense	$(51.7)	$(50.7)
Defined benefit plan income	2.1	4.8
Norcraft transaction costs(a)	(15.1)	—

Total Corporate expenses	$(64.7)	$(45.9)	(41.0)%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

	Three Months Ended September 30,
(In millions)	2015	2014	% Change vs. Prior Year
Net Sales
Cabinets	$603.3	$452.6	33.3%
Plumbing	364.4	345.9	5.3
Doors	123.8	114.4	8.2
Security	147.3	144.8	1.7

Net sales	$1,238.8	$1,057.7	17.1%

Operating Income
Cabinets	$64.2	$36.5	75.9%
Plumbing	80.9	75.8	6.7
Doors	16.7	12.1	38.0
Security	16.6	20.2	(17.8)
Less: Corporate expenses	(18.1)	(15.1)	(19.9)

Operating income	$160.3	$129.5	23.8%

Corporate expenses
General and administrative expense	$(16.7)	$(15.9)
Defined benefit plan income	(1.2)	0.8
Norcraft transaction costs(a)	(0.2)	—

Total Corporate expenses	$(18.1)	$(15.1)	(19.9)%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2015 and 2014 are shown below.

(In millions)	Nine Months Ended September 30, 2015
	Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$0.6	$(0.1)	$—	$0.5
Plumbing	6.3	0.1	0.4	6.8
Security	4.8	2.7	—	7.5
Corporate	0.9	—	—	0.9

Total	$12.6	$2.7	$0.4	$15.7

(In millions)	Nine Months Ended September 30, 2014
	Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$0.4	$—	$—	$0.4
Plumbing	(1.2)	(0.2)	0.1	(1.3)
Security	0.4	—	—	0.4

Corporate	1.5	—	—	1.5

Total	$1.1	$(0.2)	$0.1	$1.0

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative.

Restructuring and other charges in the first nine months of 2015 related to severance costs to relocate a plumbing facility in China and severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment, as well as severance costs in the Security segment and Corporate.

Restructuring and other charges in the first nine months of 2014 primarily results from severance charges in our Corporate and Security segment, partially offset by a benefit from release of a foreign currency gain associated with the dissolution of a foreign entity in the Plumbing segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

(In millions)	Three Months Ended September 30, 2015
	Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$(0.4)	$(0.1)	$—	$(0.5)
Plumbing	0.6	—	—	0.6
Security	1.6	2.7	—	4.3

Total	$1.8	$2.6	$—	$4.4

(In millions)	Three Months Ended September 30, 2014
	Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$0.1	$—	$—	$0.1
Plumbing	(0.3)	0.4	0.1	0.2
Security	0.4	—	—	0.4

Total	$0.2	$0.4	$0.1	$0.7

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative.

Restructuring and other charges in the third quarter of 2015 primarily resulted from severance charges and accelerated depreciation to relocate a manufacturing facility within our Security segment. Restructuring and other charges in the third quarter of 2014 primarily resulted from severance charges.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/14	2015 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 9/30/15
Workforce reduction costs	$7.9	$11.4	$(8.7)	$0.5	$11.1
Asset disposals	—	0.5	0.4	(0.9)	—
Contract termination costs	—	0.2	—	(0.2)	—
Other	—	0.5	(0.1)	—	0.4

	$7.9	$12.6	$(8.4)	$(0.6)	$11.5

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations, net of tax	$218.9	$217.1	$100.0	$84.5
Less: Noncontrolling interest	0.3	0.9	0.3	0.2

Income from continuing operations for EPS	218.6	216.2	99.7	84.3
Income (loss) from discontinued operations	8.6	(103.2)	7.8	(105.4)

Net income (loss) attributable to Fortune Brands	$227.2	$113.0	$107.5	$(21.1)

Earnings per common share
Basic
Continuing operations	$1.37	$1.33	$0.62	$0.53
Discontinued operations	0.06	(0.64)	0.05	(0.66)

Net income (loss) attributable to Fortune Brands common stockholders	$1.43	$0.69	$0.67	$(0.13)
Diluted
Continuing operations	$1.34	$1.29	$0.61	$0.52
Discontinued operations	0.05	(0.62)	0.05	(0.65)

Net income (loss) attributable to Fortune Brands common stockholders	$1.39	$0.67	$0.66	$(0.13)

Basic average shares outstanding	159.5	163.0	160.0	158.7
Stock-based awards	3.5	4.7	3.4	4.5

Diluted average shares outstanding	163.0	167.7	163.4	163.2
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.8	0.5	0.7	0.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine months ended September 30, 2015 and 2014. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market recovers, we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions and joint ventures, and returning cash to shareholders through a combination of dividends and common stock repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

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

We may be impacted by fluctuations in raw material and transportation costs, changes in foreign exchange, and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity initiatives and price increases.

In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”) for approximately $14 million in cash, subject to certain post-closing adjustments. We recorded a pre-tax loss of $16.9 million as the result of this sale. Transaction and other sale related costs were approximately $2.7 million. The related estimated tax benefit on the sale was $26.5 million with the after-tax gain of $6.9 million recorded within discontinued operations. The estimated tax benefit resulted primarily from a tax loss in excess of the financial reporting loss as a result of prior period nondeductible asset impairments. Prior to classifying Waterloo as a discontinued operation, it was reported in the Security segment.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

	Net Sales
(In millions)	2015	2014	% Change vs. Prior Year

Cabinets	$1,565.3	$1,331.4	17.6%
Plumbing	1,056.0	995.9	6.0
Doors	324.6	304.5	6.6
Security	408.8	342.2	19.5

Net sales	$3,354.7	$2,974.0	12.8%

	Operating Income
	2015	2014	% Change vs. Prior Year

Cabinets	$132.1	$102.5	28.9%
Plumbing	214.6	202.6	5.9
Doors	30.7	21.7	41.5
Security	43.1	43.4	(0.7)
Less: Corporate expenses	(64.7)	(45.9)	(41.0)

Operating income	$355.8	$324.3	9.7%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $380.7 million, or 13%. The increase was due to the benefit of the acquisitions of SentrySafe, Norcraft and Anaheim (approximately $254 million in aggregate), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate cumulative raw material cost increases and favorable mix. The impact of foreign exchange was unfavorable by approximately $47 million.

Cost of products sold

Cost of products sold increased $244.0 million, or 12%, due to the impact of the acquisitions of SentrySafe, Norcraft and Anaheim (approximately $167 million in aggregate), higher sales volume and investments to support increased manufacturing capacity and long-term growth initiatives, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $87.9 million, or 13%, due to the impact of the acquisitions of SentrySafe, Norcraft and Anaheim (approximately $60 million in aggregate), $15.1 million of Norcraft transaction costs, higher employee-related costs, and planned increases in strategic spending to support increased capacity and long-term growth initiatives.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $5.8 million due to the acquisitions of Norcraft, SentrySafe and Anaheim.

Restructuring charges

Restructuring charges of $12.6 million in the nine months ended September 30, 2015 primarily related to severance costs to relocate a plumbing facility in China, restructuring charges to relocate a manufacturing facility, and severance within our Security segment and the Corporate office. Restructuring charges in the nine months ended September 30, 2014 were $1.1 million.

Operating income

Operating income increased $31.5 million. Operating income benefited from price increases to help mitigate cumulative raw material cost increases, higher sales volume, productivity improvements and the impact of acquisitions, partially offset by investments to support manufacturing capacity increases for long-term growth, $15.1 million of Norcraft transaction costs and $14.7 million of higher restructuring and other charges.

Interest expense

Interest expense increased $13.3 million to $20.5 million due to higher average borrowings and higher average interest rates.

Other expense (income), net

Other expense (income), net, was expense of $3.7 million in the nine months ended September 30, 2015, compared to zero in the nine months ended September 30, 2014. The change was due to unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 34.0% and 31.5%, respectively. The effective income tax rate for 2015 was unfavorably impacted by the tax cost related to the final settlement of a federal income tax audit covering the 2010 and nine months ended September 30, 2011 tax years, non-deductible acquisition costs and incremental state taxes associated with the Norcraft acquisition, and restructuring charges for which the Company cannot recognize a tax benefit. The effective income tax rate for 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards and tax benefits related to stock-based compensation.

Noncontrolling interests

Noncontrolling interest was $0.3 million and $0.9 million in the nine months ended September 30, 2015 and 2014, respectively.

Net income from continuing operations

Net income from continuing operations was $218.9 million in the nine months ended September 30, 2015 compared to $217.1 million in the nine months ended September 30, 2014.

RESULTS OF OPERATIONS (Continued)

Income (loss) from discontinued operations

The income (loss) from discontinued operations was $8.6 million and $(103.2) million in the nine months ended September 30, 2015 and 2014, respectively. The discontinued operations for the nine months ended September 30, 2015 consist of the results of operations of Waterloo and the gain associated with the sale of the business. The discontinued operations for the nine months ended September 30, 2014 also include the results of operations of Simonton and the loss associated with the sale of Simonton in third quarter of 2014 of $111.8 million.

Results By Segment

Cabinets

Net sales increased $233.9 million, or 18%, due to the benefit of the Norcraft acquisition (approximately $151 million), higher sales volume including the impact of new product introductions, favorable mix and the benefit of price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by approximately $17 million of unfavorable foreign exchange.

Operating income increased $29.6 million, or 29%, due to price increases to help mitigate cumulative raw material cost increases, productivity improvements, higher sales volume and a $15.5 million benefit from the acquisition of Norcraft, net of a $2.0 million charge related to an inventory purchase accounting adjustment to fair value. These benefits were partially offset by investments to support manufacturing capacity increases for long-term growth, higher employee-related costs, higher wood related raw material costs and costs associated with new product introductions.

Plumbing

Net sales increased $60.1 million, or 6%, due to higher sales volume in the U.S. driven by improving U.S. market conditions, the acquisition of Anaheim (approximately $23 million), price increases to help mitigate cumulative raw material cost increases and approximately $10 million in higher sales in Canada. These benefits were partially offset by unfavorable foreign exchange of approximately $20 million and higher sales rebates.

Operating income increased $12.0 million, or 6%, on higher sales volume, price increases to help mitigate cumulative raw material cost increases. Operating income was unfavorably impacted by higher sales rebates, $8.1 million of higher restructuring and other charges primarily related to severance costs to relocate a facility in China and approximately $8 million of unfavorable foreign exchange.

Doors

Net sales increased $20.1 million, or 7%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, price increases to help mitigate cumulative raw material cost increases and favorable mix.

Operating income increased $9.0 million, or 41%, due to price increases to help mitigate cumulative raw material cost increases, higher sales volume and productivity improvements, as well as approximately $2 million of favorable foreign exchange. These factors were partially offset by an unfavorable comparison to the reversal of a bad debt reserve in 2014.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Security

Net sales increased $66.6 million, or 19%, due primarily to the impact of the acquisition of SentrySafe (approximately $80 million), partially offset by unfavorable foreign exchange (approximately $10 million) and lower international sales volume.

Operating income decreased $0.3 million, or 1%. Operating income was favorably impacted by the acquisition of SentrySafe and lower employee-related costs, offset by an increase of $7.1 million of restructuring and other charges primarily to relocate a manufacturing facility and unfavorable foreign exchange of approximately $3 million.

Corporate

Corporate expenses increased $18.8 million predominantly due to $15.1 million of transaction costs associated with the Norcraft acquisition.

(In millions)	Nine Months Ended September 30,
	2015	2014
General and administrative expense	$(51.7)	$(50.7)
Defined benefit plan income	4.9	6.5
Defined benefit plan recognition of actuarial losses	(2.8)	(1.7)
Norcraft transaction costs(a)	(15.1)	—

Total Corporate expenses	$(64.7)	$(45.9)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014

	Net Sales
(In millions)	2015	2014	% Change vs. Prior Year

Cabinets	$603.3	$452.6	33.3%
Plumbing	364.4	345.9	5.3
Doors	123.8	114.4	8.2
Security	147.3	144.8	1.7

Net sales	$1,238.8	$1,057.7	17.1%

	Operating Income
	2015	2014	% Change vs. Prior Year

Cabinets	$64.2	$36.5	75.9%
Plumbing	80.9	75.8	6.7
Doors	16.7	12.1	38.0
Security	16.6	20.2	(17.8)
Less: Corporate expenses	(18.1)	(15.1)	(19.9)

Operating income	$160.3	$129.5	23.8%

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $181.1 million, or 17%. The increase was due to the benefit of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $125 million in aggregate), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate cumulative raw material cost increases and favorable mix. The impact of foreign exchange was unfavorable by approximately $21 million.

Cost of products sold

Cost of products sold increased $114.6 million, or 17%, due to the impact of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $83 million in aggregate) and higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $30.8 million, or 13%, due to the impact of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $25 million in aggregate) and higher employee-related costs.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $3.3 million due to the acquisitions of Norcraft and Anaheim.

Restructuring charges

Restructuring charges of $1.8 million in the three months ended September 30, 2015 primarily related to severance costs to relocate a manufacturing facility within our Security segment. Restructuring charges in the three months ended September 30, 2014 were $0.2 million.

Operating income

Operating income increased $30.8 million, or 24%. Operating income benefited from higher sales volume, price increases to help mitigate cumulative raw material cost increases, productivity improvements and the impact of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $13 million). These benefits were partially offset by higher employee related costs of $10.3 million, investments to support manufacturing capacity increases for long-term growth, higher sales rebates, unfavorable mix and $3.7 million of higher restructuring and other charges.

Interest expense

Interest expense increased $7.9 million to $11.1 million due to higher average borrowings as well as higher average interest rates resulting from our bond issuance in June 2015.

Other expense (income), net

Other expense (income), net, was $0.5 million expense in the three months ended September 30, 2015 compared to income of $(0.5) million in the three months ended September 30, 2014. The change was due to unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended September 30, 2015 and 2014 were 32.8% and 33.4%, respectively. The effective income tax rate for third quarter of 2015 was favorably impacted by adjustments to prior year income tax estimates upon the filing of the Company’s 2014 federal income tax return.

Noncontrolling interests

Noncontrolling interests was $0.3 million and $0.2 million in the three months ended September 30, 2015 and 2014, respectively.

Net income from continuing operations

Net income from continuing operations was $100.0 million in the three months ended September 30, 2015 compared to $84.5 million in the three months ended September 30, 2014. The increase of $15.5 million was due to a higher operating income, partially offset by lower effective income tax rate and higher interest expense.

RESULTS OF OPERATIONS (Continued)

Income (loss) from discontinued operations

The income from discontinued operations was $7.8 million in the three months ended September 30, 2015 compared to a loss from discontinued operations of $(105.4) million in the three months ended September 30, 2014. The discontinued operations for the three months ended September 30, 2015 consisted of the results of operations of Waterloo and the gain associated with the sale of the business. The net loss from discontinued operations for the three months ended September 30, 2014 included a $111.8 million loss on the sale of Simonton.

Results By Segment

Cabinets

Net sales increased $150.7 million, or 33%, due to the benefit of the Norcraft acquisition (approximately $105 million), higher sales volume including the impact of new product introductions and the benefit of price increases to help mitigate cumulative raw material cost increases, partially offset by approximately $7 million of unfavorable foreign exchange.

Operating income increased $27.7 million, or 76%, due to higher sales volume, the benefit of approximately $12 million from the acquisition of Norcraft, price increases to help mitigate cumulative raw material cost increases and productivity improvements. These benefits were partially offset by higher employee-related costs and costs associated with investments to support manufacturing capacity increases for long-term growth.

Plumbing

Net sales increased $18.5 million, or 5%, due to higher sales volume in the U.S. driven by improving market conditions including the introduction of new products, the acquisition of Anaheim (approximately $8 million), price increases to help mitigate cumulative raw material cost increases, and higher international sales. These benefits were partially offset by higher sales rebates in 2015 and unfavorable foreign exchange of approximately $9 million.

Operating income increased $5.1 million, or 7%, due to higher sales volume and price increases to help mitigate cumulative raw material cost increases. Operating income was unfavorably impacted by higher sales rebates and approximately $3 million of foreign exchange rate.

Doors

Net sales increased $9.4 million, or 8%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, price increases to help mitigate cumulative raw material cost increases and favorable mix.

Operating income increased $4.6 million, or 38%, due to higher sales volume and price increases to help mitigate cumulative raw material cost increases.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Security

Net sales increased $2.5 million, or 2%, due primarily to the impact of the acquisition of SentrySafe (approximately $12 million), offset by lower international volume and approximately $4 million of unfavorable foreign exchange.

Operating income decreased $3.6 million, or 18%, primarily due to an increase of $3.9 million of restructuring and other charges mainly to relocate a manufacturing facility and lower sales volume. Operating income was favorably impacted by lower employee-related costs.

Corporate

Corporate expenses increased $3.0 million predominantly as a result of higher employee related costs due to increases in actuarial losses related to changes in defined benefit plan demographic data.

(In millions)	Three Months Ended September 30,
	2015	2014
General and administrative expense	$(16.7)	$(15.9)
Defined benefit plan income	1.6	1.9
Defined benefit plan recognition of actuarial losses	(2.8)	(1.1)
Norcraft transaction costs(a)	(0.2)	—

Total Corporate expenses	$(18.1)	$(15.1)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit facilities and debt issuances in capital markets. Our operating income is generated by our subsidiaries. There are no legal restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2014, our Board of Directors increased the quarterly cash dividend by 17% to $0.14 per share of our outstanding common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and it future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

In the first nine months of 2015, we repurchased 762,954 shares of our outstanding common stock under the Company’s share repurchase program for $36.0 million. As of September 30, 2015, the Company’s total remaining share repurchase authorization under the Company’s repurchase programs was $263.5 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

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

Acquisitions and divestitures in 2015 and 2014 included:

•	In September 2015, we completed the sale of the Waterloo tool storage business for approximately $14 million in cash, subject to certain post-closing adjustments.

•	In May 2015, we acquired Norcraft, a leading manufacturer of kitchen and bathroom cabinetry, for a purchase price of $648.6 million. We financed this transaction using cash on hand and borrowings under our existing credit facilities.

•	In December 2014, we acquired Anaheim, which markets and sells garbage disposals, for $28.9 million in cash. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

•	In September 2014, we completed the sale of the Simonton windows business for $130 million in cash.

•	In July 2014, we acquired SentrySafe for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities.

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On September 30, 2015, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.4 million.

We also have a $975 million committed revolving credit facility, as well as a term loan in the initial amount of $525 million, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On September 30, 2015 and December 31, 2014, our outstanding borrowings under the revolving credit facility were zero and $145.0 million, respectively; the amounts outstanding under term loan were $450.0 million and $525.0 million, respectively. Issuance of long-term debt in 2015 on the statement of cash flows includes borrowings under the revolving credit facility that were repaid when the Senior Notes were issued. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at September 30, 2015, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At September 30, 2015, we were in compliance with all covenants under these facilities.

On September 30, 2015, we had cash and cash equivalents of $350.6 million, of which $202.4 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The undistributed earnings of foreign subsidiaries are considered indefinitely reinvested. If these funds were needed for our operations in the U.S., the repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2015 and 2014.

(In millions)	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$264.1	$110.2
Net cash used in investing activities	(725.0)	(77.6)
Net cash provided by (used in) financing activities	630.5	(97.3)
Effect of foreign exchange rate changes on cash	(10.9)	(1.6)

Net increase (decrease) in cash and cash equivalents	$158.7	$(66.3)

Net cash provided by operating activities was $264.1 million in the nine months ended September 30, 2015 compared to $110.2 million in the nine months ended September 30, 2014. The increase in cash provided of $153.9 million was primarily due to lower incentive compensation and customer program payments in the first quarter of 2015 compared to 2014.

Net cash used in investing activities was $725.0 million in the nine months ended September 30, 2015 compared to $77.6 million in the nine months ended September 30, 2014. The increase of $647.4 million was primarily due to the impact of Norcraft acquisition.

Net cash provided by financing activities was $630.5 million in the nine months ended September 30, 2015 compared to net cash used in financing activities of $97.3 million in the nine months ended September 30, 2014. The increase in cash provided of $727.8 million was primarily due to higher net borrowings of $341.6 million and lower share repurchases in 2015 compared to 2014 ($395.7 million decrease), partially offset by an increase in dividends in 2015 compared to 2014 ($8.6 million increase).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Simplifying Accounting for Measurement-Period Adjustments

In September 2015, the Financial Accounting Standards Board (“FASB”) issued a final standard that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new standard is effective for the annual period beginning January 1, 2016 (calendar year 2016 for Fortune Brands). Early application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Simplifying Subsequent Measurement of Inventory

In July 2015, the FASB issued a final standard that simplifies the subsequent measurement of inventory by replacing lower of cost or market test under the current GAAP. Under the current guidance the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This new standard is effective for the annual period beginning January 1, 2017. Earlier application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early adoption is permitted. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify approximately $3 million of debt issuance costs from a deferred asset to long-term debt as of September 30, 2015.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. Further, in August 2015, the FASB issued a standard, which clarified that the amendment is effective for the annual reporting period beginning after December 15, 2017 (calendar year 2018 for Fortune Brands), and for annual and interim periods thereafter. We are assessing the impact the adoption of this standard will have on our financial statements.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2015:

Issuer Purchases of Equity Securities

Three Months Ended September 30, 2015	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	—	$—	—	$299,058,940
August 1 – August 30	160,500	47.56	160,500	291,426,295
September 1 – September 30	592,472	47.16	592,054	263,507,427

Total	752,972	$47.24	752,554

(a)	Information on the Company’s share repurchase programs follows:

Authorization and announcement date	Authorization amount of shares of outstanding common stock	Expiration date
June 2, 2014	$250 million	June 2, 2016
September 30, 2014	$250 million	September 30, 2016

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1.*	Fortune Brands Home & Security, Inc. Deferred Compensation Plan, effective November 1, 2015.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: October 30, 2015

/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1.*	Fortune Brands Home & Security, Inc. Deferred Compensation Plan, effective November 1, 2015.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.