Form 10-K
period 2015-12-31
Fortune Brands Home & Security, Inc.
filed 2016-02-25
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2015 (the last day of the registrant’s most recent second quarter) was $7,264,910,465. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 5, 2016, was 157,593,390.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on April 26, 2016 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2016 Proxy Statement”) is incorporated by reference into Part III hereof.

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

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our product categories. With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We believe the Company’s impressive track record reflects the long-term attractiveness and potential of our categories and our leading brands. Our performance since becoming an independent publicly traded company demonstrates the strength of our operating model and our ability to generate profitable growth as sales volume increases and we leverage our structural competitive advantages to gain share in our categories.

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

Continue to develop innovative products for customers, designers, installers and consumers.    Sustained investments in consumer-driven product innovation and customer service, along with our lower cost structures, have contributed to our success in winning in the marketplace and creating consumer demand. MasterBrand Cabinets continues to provide cabinetry solutions for the home, ranging from kitchens, bathroom vanities, to home offices. Norcraft Companies, Inc. (“Norcraft”), acquired in May 2015, strengthens our overall product offering, deepens our access to the dealer channel, expands our regional market presence and enhances our frameless cabinetry capabilities. In 2015, MasterBrand Cabinets launched innovative new cabinet door designs, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price and introduced new, exclusive laminate door & finish options across multiple price segments. We continue to provide channel support with a responsive website featuring our cabinet brands in one convenient location that drives leads to our dealerships. Moen’s track record of continued innovation includes hand showers featuring the Magnetix magnetic docking system, a powerful new line of garbage disposals, the market-leading Spot Resist finish, our touchless Motionsense electronic faucets and our pull-out and pull-down faucets with Reflex self-retraction. The Therma-Tru portfolio of on-trend door and glass collections continued to advance to meet current and emerging architectural design trends including wider and taller door styles, with its contemporary Pulse line of doors, as well as additional decorative, privacy and textured glass designs. In addition, Therma-Tru launched its Doorway App, an innovative app allowing homeowners to customize and visualize Therma-Tru doors on their own homes. Master Lock continues to be a leader in innovative security products and services, such as its Bluetooth enabled padlocks and Professional Lockout Services, a group of experts providing customized procedures and training for lockout programs. John D. Brush & Co., Inc. (“SentrySafe”), acquired in July 2014, continues to provide quality and innovative fire-resistant safes that secure consumers’ property and important documents.

Expand in international markets.    We expect to have opportunities to expand sales by further penetrating international markets, which represented approximately 15% of net sales in 2015. In 2015, Moen opened a manufacturing facility in China as part of our continued international expansion. In Cabinets, Kitchen Craft remained a leading cabinetry brand in Canada in 2015, while WoodCrafters provides a presence in Mexico. Master Lock continued to expand its presence in Europe and Asia, while Therma-Tru has made inroads in Canada as consumers transition from traditional entry door materials to more advanced and energy-efficient fiberglass doors.

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

Enhance returns and deploy our cash flow to high-return opportunities.    We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions and joint ventures, and return cash to shareholders through a combination of dividends and repurchases of shares of our common stock under our share repurchase programs. Both add-on acquisitions and share repurchase opportunities may be particularly attractive in the next few years. In 2015, we took a number of steps to position ourselves for the future including purchasing Norcraft, pricing a $900 million bond issuance, further integrating our SentrySafe business, investing in capacity, and strategically repurchasing our shares.

Our Competitive Strengths

We believe our competitive strengths include the following:

Leading brands.    We have leading brands in many of our product categories. We believe that established brands are meaningful to both consumers and trade customers in their respective categories and that we have the opportunity to, among other things, continue to expand many of our brands into adjacent product categories and international markets.

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

Operational excellence.    We believe our investments in lean manufacturing and productivity initiatives have resulted in supply chain flexibility and the ability to cost-effectively add capacity in order to match demand levels. In 2015 and 2014, we invested in incremental capacity to support long-term growth potential. In addition, our supply chains and lower cost structures have created favorable operating leverage as volumes grow without sacrificing customer service levels. We believe that margin improvement will continue to be driven predominantly by organic volume growth that can be readily accommodated by additional production shifts and equipment as necessary.

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

Diverse sales channels.    We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage existing sales channels to expand into adjacent product categories. In 2015, sales to our top ten customers represented less than half of total sales.

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

Strong capital structure.    We exited 2015 with a strong balance sheet, even as we completed the $648.6 million acquisition of Norcraft and repurchased $51.7 million of our shares in 2015. In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a public offering. As of December 31, 2015, we had $238.5 million of cash and cash equivalents and total debt was $1,172.4 million, resulting in a net debt position of $933.9 million. In addition, we had $975 million available under our credit facilities as of December 31, 2015.

Business Segments

We have four business segments: Cabinets, Plumbing, Doors and Security. The following table shows net sales for each of these segments, including key brands within each segment:

Segment	2015 Net Sales (in millions)	Percentage of Total 2015 Net Sales	Key Brands
Cabinets	$2,173	47%	Aristokraft, Diamond, Kitchen Craft, Mid-Continent, Kitchen Classics, Schrock, Omega, Thomasville(a) , Homecrest, Ultracraft, StarMark

Plumbing	1,415	31%	Moen, Cleveland Faucet Group (CFG), Waste King

Doors	439	10%	Therma-Tru, Fypon

Security	552	12%	Master Lock, American Lock, SentrySafe
Total	$4,579	100%

(a)	Thomasville is a registered trademark of Hhg Global Designs LLC

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 15% of 2015 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 10% of the Company’s net sales in 2015. Sales to all U.S. home centers in the aggregate were approximately 30% of net sales in 2015.

Cabinets.    Our Cabinets segment manufactures custom, semi-custom and stock cabinetry, as well as vanities, for the kitchen, bath and other parts of the home through a regional supply chain footprint to deliver high quality and service to our customers. This segment sells a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Diamond, Kitchen Craft, Mid-Continent, Kitchen Classics, Schrock, Omega, Thomasville, Homecrest, Ultracraft and StarMark. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 35% of net sales of the Cabinets segment in 2015. This segment’s competitors include Masco, American Woodmark and RSI, as well as a large number of regional and local suppliers.

Plumbing.    Our Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals in North America and China, predominantly under the Moen and Waste King brands. Although this segment sells products principally in the U.S., Canada and China, this segment also sells in Mexico, Southeast Asia and South America. Approximately 23% of 2015 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 26% of net sales of the Plumbing segment in 2015. This segment’s chief competitors include Delta (owned by Masco), Kohler, Pfister (owned by Spectrum Brands), American Standard (owned by LIXIL Group), InSinkErator (owned by Emerson Electronic Company) and imported private-label brands.

Doors.    Our Doors segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand and urethane millwork product lines under the Fypon brand. This segment benefits from the long-term trend away from traditional materials, such as wood, steel and aluminum, toward more energy-efficient and durable synthetic materials. Therma-Tru products include fiberglass and steel residential entry door and patio door systems, primarily for sale in the U.S. and Canada. This segment’s principal customers are home centers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 11% of net sales of the Doors segment in 2015. This segment’s competitors include Masonite, JELD-WEN, Plastpro and Pella.

Security.    Our Security segment’s products consist of locks, safety and security devices, and electronic security products manufactured, sourced and distributed under the Master Lock brand and fire resistant safes, security containers and commercial cabinets manufactured, sourced and distributed under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America and Australia. Approximately 25% of 2015 net sales were to international markets. This segment manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices for consumer use to hardware, home center and other retail outlets. In addition, the segment sells lock systems to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 17% of the net sales of the Security segment in 2015. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset (owned by Spectrum Brands), Schlage (owned by Allegion), Assa Abloy and various imports, and SentrySafe competes with First Alert, Magnum, Fortress, Stack-On and Fire King.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2015	2014	2013
Cabinets	$2,173.4	$1,787.5	$1,642.2
Plumbing	1,414.5	1,331.0	1,287.0
Doors	439.1	413.9	371.6
Security	552.4	481.2	402.8
Total	$4,579.4	$4,013.6	$3,703.6

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

Segment	Raw Materials
Cabinets	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing	Brass, zinc, resins, stainless steel and copper
Doors	Glass, resins, wood, steel, aluminum and foam
Security	Rolled steel and brass

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

Employees.    As of December 31, 2015, we had approximately 21,400 full-time employees. 2,635 of these employees are covered by collective bargaining agreements of which less than 5% of these employees are subject to agreements that will expire within one year of the date on which this Annual Report on Form 10-K was filed. Employee relations are generally good.

Information about geographic areas.    For additional information about net sales and assets by geographic areas, refer to Note 18, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Seasonality.    All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair-and-remodel activity and security buying are at their lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters.    We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2015, ten such instances have not been dismissed, settled or otherwise resolved. In the calendar year 2015, none of our subsidiaries were identified as a PRP in any new instances and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2015 and 2014, we had accruals of $2.8 million, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease home ownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations. Although the new U.S. home construction market is improving, demand for new homes is still recovering and remains below historical levels.

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

We are exposed to risks associated with global commodity price volatility arising from restricted or uneven supply conditions, the sustained expansion and volatility of demand from emerging markets, potentially unstable geopolitical and economic variables, weather and other unpredictable external factors. We buy raw materials that contain commodities such as brass, zinc, steel, wood, glass and petroleum-based products such as resins. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the commodity exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

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

Government regulations pertaining to health and safety (including protection of employees as well as consumers) and environmental concerns continue to emerge domestically, as well as internationally. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with these regulations (such as the restrictions on water flow rates and lead content in plumbing products and on volatile organic compounds and formaldehyde emissions that are applicable to many of our businesses) may require us to alter our manufacturing and installation processes and our sourcing. Such actions could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely meet such regulations could adversely impact our competitive and reputational positions.

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

We manufacture a significant portion of the products we sell. Any prolonged disruption in our operations, whether due to technical or labor difficulties, weather, lack of raw material or component availability, startup inefficiencies for new operations, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

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

Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration. The failure to attract, motivate and retain members of our senior management team and key employees could have an adverse effect on our results of operations, cash flows and financial condition.

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

We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal and operational consequences.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In particular, our Security business is increasingly utilizing digital elements that allow third parties to use and store personally identifiable information and other information pertaining to their customers and their employees and businesses through online services operated by Master Lock. Such information may include names, passwords, addresses, phone numbers, access to facilities, email addresses, contact preferences, tax identification numbers and payment account information. We believe we devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. In the event of a breach, we would be exposed to a risk of loss or litigation and possible liability, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

There can be no assurance that we will have access to the capital markets on terms acceptable to us.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (i) our financial performance, (ii) our credit ratings, (iii) the liquidity of the overall capital markets and (iv) the state of the economy, including the U.S. housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us. In addition, a prolonged global economic downturn may also adversely impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially adversely impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 31 U.S. manufacturing facilities in 17 states and have 13 manufacturing facilities in international locations (7 in Mexico, 3 in Asia and 3 in Canada). In addition, we have 34 distribution centers and warehouses worldwide, of which 30 are leased. The following table provides additional information with respect to these properties.

	Manufacturing Facilities			Distribution Centers and Warehouses
Segment	Owned	Leased	Total	Owned	Leased	Total
Cabinets	22	6	28	3	9	12
Plumbing	3	2	5	1	9	10
Doors	4	2	6	—	1	1
Security	4	1	5	—	11	11
Totals	33	11	44	4	30	34

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses.

Item 3.  Legal Proceedings.

The Company is a defendant in lawsuits associated with the normal conduct of its businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	52	Chief Executive Officer
E. Lee Wyatt, Jr.	63	Senior Vice President and Chief Financial Officer
Michael P. Bauer	51	President, Master Lock Company LLC
Brett E. Finley	45	President, Fortune Brands Doors, Inc.
David B. Lingafelter	51	President, Moen Incorporated
David M. Randich	54	President, MasterBrand Cabinets, Inc.
Robert K. Biggart	61	Senior Vice President, General Counsel and Secretary
Nicholas I. Fink	41	Senior Vice President — Global Growth and Development
Sheri R. Grissom	51	Senior Vice President — Human Resources
Dan Luburic	44	Vice President and Corporate Controller

Christopher J. Klein has served as Chief Executive Officer of Fortune Brands since January 2010. Mr. Klein held several leadership positions with our Former Parent, including President and Chief Operating Officer of the Home & Security business segment and Senior Vice President — Strategy & Corporate Development beginning in 2003.

E. Lee Wyatt, Jr. has served as Senior Vice President and Chief Financial Officer of Fortune Brands since July 2011. Mr. Wyatt served as Executive Vice President, Chief Financial Officer of Hanesbrands Inc., a global consumer goods company, from September 2006 to June 2011.

Michael P. Bauer has served as President of Master Lock Company LLC since December 2014. From April 2011 through December 2014, Mr. Bauer served as the President of the U.S. Businesses at Moen Incorporated, a subsidiary of Fortune Brands. Mr. Bauer served as the Vice President and General Manager of U.S. Retail at Moen Incorporated from January 2010 to April 2011.

Brett E. Finley has served as President of Fortune Brands Doors, Inc. since February 2016. From February 2008 to February 2016, Mr. Finley held various leadership positions at IDEX Corporation, a global manufacturer of fluidics systems and specialty engineered products, including Senior Vice President, Group Executive, Fluid & Metering Technologies Segment and President- IDEX-Asia.

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

Nicholas I. Fink has served as Senior Vice President-Global Growth and Development of Fortune Brands since June 2015. From June 2006 to May 2015, Mr. Fink worked at Beam Suntory, Inc., a global spirits company, and its predecessor entities in various senior positions including as Senior Vice President and President, Asia-Pacific/South America from July 2013 to May 2015 and as Senior Vice President, Chief Strategy Officer from May 2012 to December 2013.

Sheri R. Grissom has served as Senior Vice President — Human Resources of Fortune Brands since February 2015. Ms. Grissom served as Executive Vice President — Global Human Resources of Actuant Corporation, a diversified industrial company, from October 2010 to February 2015.

Dan Luburic has served as Vice President and Corporate Controller of Fortune Brands since October 2011. Prior to that, Mr. Luburic served as Assistant Corporate Controller of our Former Parent from December 2007 through September 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FBHS”. The following table presents the high and low prices for our common stock as reported on the NYSE and the dividends declared for each of the periods indicated.

	2015				2014

	High	Low	Dividends Declared		High	Low	Dividends Declared
First Quarter	$48.17	$42.75	—		$47.92	$39.83	—
Second Quarter	47.78	43.79	0.14		43.51	37.28	0.12
Third Quarter	53.01	41.17	0.28	(a)	44.24	36.65	0.24	(a)
Fourth Quarter	56.99	47.10	0.16		46.00	36.54	0.14

(a)

Reflects a $0.14 and $0.12 per share dividend declared and paid in the third quarter of 2015 and 2014, respectively, and a $0.14 and $0.12 per share dividend declared in third quarter and paid in fourth quarter of 2015 and 2014, respectively.

In December 2015, our Board of Directors increased the quarterly cash dividend by 14% to $0.16 per share of our common stock. We currently expect to pay quarterly cash dividends in the future, but such payments are dependent upon our financial condition, results of operations, capital requirements and other factors, including those set forth under “Item 1A. Risk Factors.”

On February 5, 2016, there were 12,211 record holders of the Company’s common stock, par value $0.01 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2015:

Three months ended December 31, 2015	Total number of shares purchased(b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(b)	Approximate dollar value of shares that may yet be purchased under the plans or programs(b)
October 1 – October 31	328,113	$47.75	328,113	$247,841,209
November 1 – November 30	—	—	—	247,841,209
December 1 – December 31	—	—	—	247,841,209
Total	328,113	$47.75	328,113	—

(b)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
June 2, 2014	June 2, 2014	$250 million	June 2, 2016 (program completed during October 2015)
September 30, 2014	September 30, 2014	$250 million	September 30, 2016
February 16, 2016	February 22, 2016	$400 million	February 16, 2018

Stock Performance

The above graph compares the relative performance of our common stock, the S&P Midcap 400 Index and a Peer Group Index. This graph covers the period from September 16, 2011 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2015. This graph assumes $100 was invested in the stock or the index on September 16, 2011 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

Calculation of Peer Group Index

The weighted-average total return of the entire Peer Group, for the period of September 16, 2011 (the first day of “when-issued” trading on the NYSE of Fortune Brands Home & Security, Inc. common stock) through December 31, 2015, is calculated in the following manner:

(1)	the total return of each Peer Group member is calculated by dividing the change in market value of a share of its common stock during the period, assuming reinvestment of any dividends, by the value of a share of its common stock at the beginning of the period; and

(2)	each Peer Group member’s total return is then weighted within the index based on its market capitalization relative to the market capitalization of the entire index, and the sum of such weighted returns results in a weighted-average total return for the entire Peer Group Index.

Item 6.	Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,

(In millions, except per share amounts)	2015	2014	2013	2012	2011
Income statement data(a)
Net sales	$4,579.4	$4,013.6	$3,703.6	$3,134.8	$2,877.8
Cost of products sold(b)	2,997.5	2,646.7	2,408.5	2,093.2	1,985.7
Selling, general and administrative expenses(b)	1,047.6	943.3	938.7	873.1	797.1
Amortization of intangible assets	21.6	13.1	9.4	7.4	10.2
Restructuring charges	16.6	7.0	2.8	4.7	3.6
Business separation costs	—	—	—	—	2.4
Asset impairment charges	—	—	21.2	13.2	24.0
Operating income	496.1	403.5	323.0	143.2	54.8
Income from continuing operations, net of tax	306.5	273.6	209.0	108.3	5.6
Basic earnings per share — continuing operations	1.92	1.68	1.26	0.67	0.03
Diluted earnings per share — continuing operations	1.88	1.64	1.21	0.65	0.03

Other data(a)
Depreciation and amortization	$115.1	$98.8	$90.4	$101.3	$111.5
Cash flow provided by operating activities	411.1	253.7	297.8	282.8	175.4
Capital expenditures	(128.5)	(127.5)	(96.7)	(75.0)	(68.5)
Proceeds from the disposition of assets	2.5	0.7	2.2	13.5	3.5
Dividends declared per common share	0.58	0.50	0.42	—	—
Dividends paid per common share to Former Parent	—	—	—	—	3.54

Balance sheet data
Total assets	$4,878.6	$4,052.9	$4,178.1	$3,873.9	$3,637.9
Third party long-term debt	1,171.6	643.7	350.0	297.5	389.3
Total invested capital	3,626.2	2,933.0	3,009.2	2,710.2	2,535.2

(a)

Income statement data excludes discontinued operations. Other data is derived from the Statement of Cash Flows and therefore includes discontinued operations. For additional information, refer to Note 18, “Information on Business Segments.”

(b)	The Company’s defined benefit expense included recognition of pre-tax actuarial losses in each of the last five years as follows:

	2015	2014	2013	2012	2011
Pre-tax actuarial losses	$(2.5)	$(13.7)	$(5.2)	$(42.2)	$(80.0)
Portion in cost of products sold	(0.2)	(3.0)	(2.7)	(14.2)	(41.0)
Portion in selling, general and administrative expenses	(2.3)	(10.7)	(2.5)	(28.0)	(39.0)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.

>	Results of Operations: This section provides an analysis of our results of operations for each of the three years ended December 31, 2015, 2014 and 2013.

>

Liquidity and Capital Resources:    This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2015, 2014 and 2013. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2015, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

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

For the year ended December 31, 2015, net sales based on country of destination were:

(In millions)
United States	$3,892.9	85%
Canada	385.1	8
China and other international	301.4	7
Total	$4,579.4	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, and lean and flexible supply chains, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market grow, we expect the benefits of operating leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us to continue to achieve profitable organic growth.

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

During the past three years ended December 31, 2015, our net sales grew at a compounded annual rate of 13% as we benefited from an improving U.S. home products market, acquisitions, share gains and growth in international markets. Operating income grew at a compounded annual rate of 51% with consolidated operating margins improving from 5% in 2012 to 11% in 2015. Growth in operating income was primarily due to higher sales volume, control and leverage of our operating expenses, the benefits of productivity programs, and changes to our portfolio of businesses.

During 2015, the U.S. home products market grew due to increases in new home construction and repair and remodel activities. We believe new housing construction experienced low double-digit growth in 2015 compared to 2014 and spending for home repair and remodeling increased approximately 5%. In 2015, net sales grew 14% and operating income increased 23% due to the acquisitions of Norcraft Companies, Inc. (“Norcraft”) in 2015, and John D. Brush & Co., Inc. (“SentrySafe”) and Anaheim Manufacturing Company (“Anaheim”) in 2014, higher sales volume primarily resulting from U.S. home products market growth, price increases to help mitigate cumulative raw material cost increases and productivity improvements.

During 2014, the U.S. home products market also grew due to expansion of both new home construction and repair and remodel activities. We believe new housing construction experienced high-single digit growth in 2014 compared to 2013 and spending for home repair and remodeling increased approximately 4% to 5%. In 2014, net sales grew 8% and operating income increased 25% due to higher sales volume primarily resulting from U.S. home products market growth, the acquisitions of WoodCrafters Home Products Holding, LLC (“WoodCrafters”) in 2013 and SentrySafe in 2014, and productivity improvements.

In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”) for approximately $14 million in cash, subject to certain post-closing adjustments. We recorded a pre-tax loss of $16.7 million as the result of this sale. Transaction and other sale related costs were approximately $2.8 million. The related estimated tax benefit on the sale was $26.5 million with the after-tax gain of $7.0 million recorded within discontinued operations. The estimated tax benefit resulted primarily from a tax loss in excess of the financial reporting loss as a result of prior period nondeductible asset impairments. Prior to classifying Waterloo as a discontinued operation, it was reported in the Security segment.

In May 2015, we acquired Norcraft, a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million. Pursuant to the agreement, we acquired all outstanding shares of Norcraft for $25.50 per share of common stock in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. This acquisition is expected to strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities.

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

In September 2014, we sold the Simonton windows business (“Simonton”) for $130 million in cash.

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

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its majority-owned subsidiaries. In May 2015, we acquired Norcraft. The financial results of Norcraft were included in the Company’s consolidated statements of income and statements of cash flow beginning in May 2015 and the consolidated balance sheets as of December 31, 2015. On September 10, 2015, we completed the sale of Waterloo. In accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo through the date of sale, were classified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2015, 2014 and 2013. The assets and liabilities of Waterloo were classified as discontinued operations in the accompanying consolidated balance sheet as of December 31, 2014.

In September 2014, we sold of all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business. The results of operations of Simonton were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2014 and 2013.

The cash flows from discontinued operations for 2015, 2014 and 2013 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2015 compared to the year ended December 31, 2014, and the year ended December 31, 2014 compared to the year ended December 31, 2013. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2015, 2014 and 2013

(In millions)	2015	% change	2014	% change	2013
Net Sales:
Cabinets	$2,173.4	21.6%	$1,787.5	8.8%	$1,642.2
Plumbing	1,414.5	6.3	1,331.0	3.4	1,287.0
Doors	439.1	6.1	413.9	11.4	371.6
Security	552.4	14.8	481.2	19.5	402.8
Total Fortune Brands	$4,579.4	14.1%	$4,013.6	8.4%	$3,703.6
Operating Income:
Cabinets	$192.4	39.5%	$137.9	42.0%	$97.1
Plumbing	285.4	10.2	258.9	13.4	228.3
Doors	44.0	50.7	29.2	90.8	15.3
Security	55.9	13.2	49.4	(10.8)	55.4
Corporate(a)	(81.6)	(13.5)	(71.9)	1.6	(73.1)
Total Fortune Brands	$496.1	22.9%	$403.5	24.9%	$323.0

(a)

Corporate expenses include the components of defined benefit plan expense other than service cost which totaled (income) expense of $(3.6) million, $4.9 million, and $(4.9) million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, Corporate expenses for the year ended December 31, 2015 includes $15.1 million of Norcraft transaction costs. There are no amounts that represent the elimination or reversal of transactions between reportable segments.

Certain items had a significant impact on our results in 2015, 2014 and 2013. These included the acquisitions of Norcraft, SentrySafe and WoodCrafters, dispositions of Waterloo and Simonton, defined benefit plan recognition of actuarial losses, restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2015, financial results included:

>	the impact of the Norcraft, SentrySafe and Anaheim acquisitions, which added approximately $369 million of net sales (approximately $258 million, $80 million and $31 million, respectively),

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $2.5 million ($1.6 million after tax) compared to $13.7 million ($8.7 million after tax) in 2014. The actuarial losses in 2015 were primarily due to the impact of a lower than expected increase in pension plan assets, partially offset by higher discount rates,

>	restructuring and other charges of $22.7 million before tax ($15.8 million after tax), primarily associated with employee related costs,

>

the impact of foreign exchange, which had an unfavorable impact compared to 2014, of approximately $66 million on net sales, approximately $16 million on operating income and approximately $10 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and

>	income from discontinued operations of $9.0 million, net of tax, includes the after-tax gain associated with the sale of the Waterloo business.

In 2014, financial results included:

>	the impact of the WoodCrafters and SentrySafe acquisitions, which added approximately $165 million of net sales (approximately $100 million and $65 million, respectively),

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $13.7 million ($8.7 million after tax) compared to $5.2 million ($3.3 million after tax) in 2013. The actuarial losses in 2014 were primarily due to lower discount rates, partially offset by the impact of a higher than expected increase in pension plan assets and lower postretirement liabilities due to plan amendments to reduce health benefits,

>	restructuring and other charges of $7.7 million before tax ($4.7 million after tax), primarily associated with supply chain initiatives,

>

the impact of foreign exchange, which had an unfavorable impact compared to 2013, of approximately $25 million on net sales, approximately $13 million on operating income and approximately $10 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar and

>

loss from discontinued operations of $114.3 million, net of tax, which includes the net loss on the sale of Simonton windows of $111.2 million, as well as restructuring and impairment losses of $14.1 million, net of tax, as a result of the decision to sell the Waterloo tool storage business.

In 2013, financial results included:

>	the impact of the WoodCrafters acquisition, which added approximately $115 million of net sales,

>	asset impairment charges in our Cabinets segment of $21.2 million ($13.8 million after tax) associated with the abandonment of certain internal use software,

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $5.2 million ($3.3 million after tax) compared to $42.2 million ($26.2 million after tax) in 2012. The actuarial losses in 2013 were primarily due to a higher than expected increase in pension plan assets and higher discount rates, as well as lower postretirement liabilities due to plan amendments to reduce health benefits,

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

2015 Compared to 2014

Total Fortune Brands

Net sales

Net sales increased $565.8 million, or 14%. The increase was due to the benefit of the acquisitions of Norcraft, SentrySafe, and Anaheim (approximately $369 million in aggregate), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate cumulative raw material cost increases and favorable mix. These factors were partially offset by unfavorable foreign exchange of approximately $66 million and higher sales rebates.

Cost of products sold

Cost of products sold increased $350.8 million, or 13%, due to higher net sales, including the impact of the acquisitions of Norcraft, SentrySafe and Anaheim (approximately $246 million in aggregate), and investments to support increased manufacturing capacity and long-term growth initiatives, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $104.3 million, or 11%, due to the impact of the acquisitions of Norcraft, SentrySafe, and Anaheim (approximately $82 million in aggregate), $15.1 million of Norcraft transaction costs, higher employee-related costs, and planned increases in strategic spending to support increased capacity and long-term growth initiatives.

Amortization of intangible assets

Amortization of intangible assets increased $8.5 million due to the acquisitions of Norcraft, SentrySafe and Anaheim.

Restructuring charges

Restructuring charges of $16.6 million in 2015 primarily related to relocating a manufacturing facility, including severance costs within our Security segment and severance costs to relocate a plumbing manufacturing facility in China. Restructuring charges of $7.0 million in 2014 related to severance in Security, Plumbing and Corporate, partially offset by a benefit from a foreign currency gain associated with the dissolution of a foreign entity in the Plumbing segment.

Operating income

Operating income increased $92.6 million or 23%. Operating income benefited from higher net sales, including the impact of acquisitions, productivity improvements, and $11.2 million in lower defined benefit plan actuarial losses. These benefits were partially offset by investments to support manufacturing capacity increases for long-term growth, higher employee-related costs, higher sales rebates, approximately $16 million of unfavorable foreign exchange, $15.1 million of Norcraft transaction costs and $15.0 million of higher restructuring and other charges.

Interest expense

Interest expense increased $21.5 million to $31.9 million due to higher average borrowings and higher average interest rates.

Other expense, net

Other expense, net, was expense of $4.3 million in 2015 compared to $1.2 million in 2014. The change was principally due to unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for 2015 and 2014 were 33.4% and 30.2%, respectively. The effective income tax rates for 2015 and 2014 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($12.5 million and $7.6 million, respectively), favorable tax rates in foreign jurisdictions ($8.7 million and $13.4 million, respectively) and a benefit associated with the extensions of the U.S. research and development credit ($2.2 million and $1.8 million, respectively), offset by state and local taxes and increases to uncertain tax positions ($4.7 million and $4.7 million, respectively). The benefit associated with the favorable tax rates in foreign jurisdictions is affected by overall allocation of income, rate changes and impact of foreign exchange rates. In 2015, the effective income tax rate benefit from foreign tax rates was reduced, as compared to 2014, due to the overall allocation of income within foreign jurisdictions and an expiration of a favorable tax incentive that in total increased the effective foreign tax rate by 6%. The 2015 effective income tax rate was unfavorably impacted by $2.4 million related to nondeductible acquisition costs. The effective tax rate in 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards of $4.1 million.

Noncontrolling interests

Noncontrolling interest was $0.5 million and $1.2 million in 2015 and 2014, respectively.

Income from continuing operations

Net income from continuing operations was $306.5 million in 2015 compared to $273.6 million in 2014.

Income (loss) from discontinued operations

The income (loss) from discontinued operations was $9.0 million and $(114.3) million in 2015 and 2014, respectively. The discontinued operations in 2015 consist of the results of operations of Waterloo and the after-tax gain associated with the sale of the business. The net loss from discontinued operations was $(114.3) in 2014, of which $(111.2) million was the loss on the sale of Simonton windows business, as well as $(14.1) million in restructuring and impairment losses recorded as a result of the decision to sell the Waterloo tool storage business.

Results By Segment

Cabinets

Net sales increased $385.9 million, or 22%, due to the benefit of the Norcraft acquisition (approximately $258 million), higher sales volume including the impact of new product introductions, favorable mix and the benefit of price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by approximately $24 million of unfavorable foreign exchange.

Operating income increased $54.5 million, or 40%, due to an increase in net sales, productivity improvements and approximately $28 million benefit from the acquisition of Norcraft, including a $2.0 million charge related to an inventory purchase accounting adjustment to fair value. These benefits were partially offset by investments to support manufacturing capacity increases for long-term growth, higher employee-related costs, higher wood-related raw material costs and costs associated with new product introductions.

Plumbing

Net sales increased $83.5 million, or 6%, due to higher sales volume in the U.S. driven by improving U.S. market conditions, the acquisition of Anaheim (approximately $31 million benefit) and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $29 million and higher sales rebates.

Operating income increased $26.5 million, or 10%, due to an increase in net sales, and productivity improvements. Operating income was unfavorably impacted by higher sales rebates, approximately $14 million of unfavorable foreign exchange and $5.9 million of higher restructuring and other charges primarily related to severance costs to relocate a manufacturing facility in China.

Doors

Net sales increased $25.2 million, or 6%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, price increases to help mitigate cumulative raw material cost increases and favorable mix.

Operating income increased $14.8 million, or 51%, due to an increase in net sales, productivity improvements and approximately $2 million of favorable foreign exchange, partially offset by higher employee related costs.

Security

Net sales increased $71.2 million, or 15%, due primarily to the impact of the acquisition of SentrySafe (approximately $80 million), partially offset by unfavorable foreign exchange (approximately $14 million).

Operating income increased $6.5 million, or 13%. Operating income was favorably impacted by productivity improvements and the acquisition of SentrySafe, partially offset by an increase of $9.3 million of restructuring and other charges primarily to relocate a manufacturing facility, higher employee related costs and unfavorable foreign exchange of approximately $4 million.

Corporate

Corporate expenses increased $9.7 million predominantly due to $15.1 million of transaction costs associated with the Norcraft acquisition partially offset by lower defined benefit plan actuarial losses of $11.2 million.

(In millions)	2015	2014
General and administrative expense	$(70.1)	$(67.0)
Defined benefit plan income	6.1	8.8
Defined benefit plan recognition of actuarial losses	(2.5)	(13.7)
Norcraft transaction costs(a)	(15.1)	—
Total Corporate expenses	$(81.6)	$(71.9)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

(In millions)	2014	2013	(Decrease)/increase in operating income
Recognition of defined benefit plan actuarial losses	$13.7	$5.2	$(8.5)
Restructuring and other charges	7.7	3.7	(4.0)
Asset impairment charges	—	21.2	21.2

Interest expense

Interest expense increased $3.2 million primarily due to higher average borrowings.

Other expense, net

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

Income (loss) from discontinued operations

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

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit agreements and the capital markets. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2015, our Board of Directors increased the quarterly cash dividend by 14% to $0.16 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

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

In 2015, we repurchased approximately 1.1 million shares of our outstanding common stock under the Company’s share repurchase programs for $51.7 million. On February 16, 2016, the Company’s Board of Directors authorized the repurchase of up to $400 million of shares of the Company’s common stock over the two years ending February 16, 2018. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Acquisitions and divestitures in 2015, 2014 and 2013 include:

>	In September 2015, we completed the sale of the Waterloo tool storage business for approximately $14 million in cash, subject to certain post-closing adjustments.

>

In May 2015, we acquired Norcraft, a leading manufacturer of kitchen and bathroom cabinetry, for a purchase price of $648.6 million. We financed this transaction using cash on hand and borrowings under our existing credit facilities.

>

In December 2014, we acquired Anaheim, which markets and sells garbage disposals, for $28.9 million in cash. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

>	In September 2014, we completed the sale of Simonton for $130 million in cash.

>	In July 2014, the Company acquired SentrySafe for a purchase price of $116.7 million in cash. The purchase price was funded from cash on hand and borrowings under our existing credit facilities.

>

In June 2013, we acquired WoodCrafters, a manufacturer of bathroom vanities and tops, for a purchase price of $302.0 million. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities.

In 2015, we invested in incremental capacity to support long-term growth potential. We expect capital spending in 2016 to be approximately $145 million.

On December 31, 2015, we had cash and cash equivalents of $238.5 million, of which $219.8 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our businesses. We typically generate most of our operating cash flow in the third and fourth quarters of each year.

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2015, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.6 million.

As of December 31, 2015, we had a $975 million committed revolving credit facility, as well as a term loan in the initial amount of $525 million, both of which expire in July 2018. Both facilities can be used for general corporate purposes. As of December 31, 2015 and 2014, our outstanding borrowings under the revolving credit facility were zero and $145.0 million, respectively; the amounts outstanding under the term loan were $280.0 million and $525.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio (as defined in the agreements governing the facilities). Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate will range from LIBOR + 1.0% to LIBOR + 2.0%. At December 31, 2015, we were in compliance with all covenants under these facilities. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. We believe our operating cash flows, availability under the credit facility and access to capital markets will provide sufficient liquidity to support the Company’s financing needs.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2015, 2014 and 2013.

(In millions)	2015	2014	2013
Net cash provided by operating activities	$411.1	$253.7	$297.8
Net cash used in investing activities	(766.6)	(151.1)	(396.7)
Net cash provided by (used in) financing activities	416.9	(147.5)	4.1
Effect of foreign exchange rate changes on cash	(14.8)	(4.6)	0.2
Net increase (decrease) in cash and cash equivalents	$46.6	$(49.5)	$(94.6)

Years Ended December 31, 2015, 2014 and 2013

Net cash provided by operating activities was $411.1 million in 2015 compared to $253.7 million in 2014 and $297.8 million in 2013. The $157.4 million increase in cash provided by operating activities from 2014 to 2015 was primarily due to higher net income. The $44.1 million decrease in cash provided by operating activities from 2013 to 2014 was primarily due to higher incentive compensation and customer program payments in the first quarter of 2014 compared to 2013 and lower accruals in 2014 (approximately $75 million impact in aggregate), partially offset by lower working capital levels in 2014 and absence of the 2013 inventory build that did not repeat in 2014.

Net cash used in investing activities was $766.6 million in 2015 compared to $151.1 million in 2014 and $396.7 million in 2013. The increase of $615.5 million from 2014 to 2015 was primarily due to the impact of the Norcraft acquisition. The $245.6 million decrease from 2013 to 2014 was primarily due to the impact of acquisitions and divestitures, partially offset by $30.8 million in higher capital expenditures.

Net cash provided by financing activities was $416.9 million in 2015 compared to net cash used in financing activities of $(147.5) million in 2014 compared to cash provided by financing activities of $4.1 million in 2013. The increase in cash provided of $564.4 million in 2015 compared to 2014 was primarily due to lower share repurchases ($388.1 million decrease) and higher net borrowings of $185.9 million, partially offset by an increase in dividends in 2015 compared to 2014 ($12.1 million increase). The $151.6 million change in cash used by financing activities from 2013 to 2014 was due to higher share repurchases (a $387.7 million increase compared to 2013), four dividend payments in 2014 compared to three in 2013 ($27.5 million) and lower proceeds from the exercise of stock options ($21.8 million), partially offset by higher net borrowings ($282.5 million).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2015 and 2014, we contributed $2.3 million and $1.5 million, respectively, to qualified pension plans. Due to higher interest rates and higher than expected returns on pension plan assets in 2013, we did not make any pension contributions to qualified pension plans in 2013. In 2016, we expect to make pension contributions of approximately $1 million. As of December 31, 2015, the fair value of our total pension plan assets was $561.9 million, representing funding of 74% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Mexico, Canada, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2015.

(In millions)	Payments Due by Period as of December 31, 2015

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,171.6	$—	$280.0	$397.7	$493.9
Interest payments on long-term debt(a)	256.8	37.4	71.4	58.0	90.0
Operating leases	114.2	28.9	38.5	19.8	27.0
Purchase obligations(b)	332.9	311.8	16.9	4.2	—
Defined benefit plan contributions(c)	2.9	2.9	—	—	—
Total	$1,878.4	$381.0	$406.8	$479.7	$610.9

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2015.

(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.

(c)	Pension and postretirement contributions cannot be determined beyond 2016.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $38.2 million of unrecognized tax benefits as of December 31, 2015 have been excluded from the Contractual Obligations table above. See Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2015. Other corporate commercial commitments include standby letters of credit of $35.7 million, in the aggregate, all of which expire in less than one year, and surety bonds of $5.2 million, in the aggregate, of which $5.1 million expire in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Mexican peso and the Chinese yuan. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Derivative Financial Instruments

In accordance with ASC requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Net deferred currency gains of $3.8 million was reclassified into earnings for the year ended December 31, 2015. There was no impact of deferred currency gains/losses on earnings in 2014. Net deferred currency gains of $2.3 million was reclassified into earnings for the year ended December 31, 2013. Based on foreign exchange rates as of December 31, 2015, we estimate that $3.1 million of net currency derivative gains included in OCI as of December 31, 2015 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. While the guidance changes the way deferred taxes are classified on the balance sheet, companies are still required to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. The standard is effective starting January 1, 2017. We have early adopted this standard as of December 31, 2015. We have elected to apply the new standard prospectively and therefore we have not adjusted prior periods presented.

Simplifying Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued a final standard that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new standard is effective for the annual period beginning January 1, 2016 (calendar year 2016 for Fortune Brands).

Early application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Simplifying Subsequent Measurement of Inventory

In July 2015, the FASB issued a final standard that simplifies the subsequent measurement of inventory by replacing lower of cost or market test under the current U.S. generally accepted accounting principles (“GAAP”). Under the current guidance the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This new standard is effective for the annual period beginning January 1, 2017 (calendar year 2017 for Fortune Brands). Earlier application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share

In May 2015, the FASB issued a final standard that eliminates the requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value. Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2015 (calendar year 2016 for Fortune Brands). Early adoption is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early adoption is permitted, however we elected not to early adopt. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify approximately $3 million of debt issuance costs from a deferred asset to long-term debt as of March 31, 2016.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted. We elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. Further, in August 2015, the FASB issued a standard, which clarified that the amendment is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). We are assessing the impact the adoption of this standard will have on our financial statements.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $5.8 million and $5.4 million as of December 31, 2015 and 2014, respectively.

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

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discount the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the continued recovery of the U.S. home products market, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any. Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of a reporting unit’s goodwill is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

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

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible asset testing are third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales and profit margin forecasts; the market-participant weighted-average cost of capital; and the perpetuity growth rate. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

In 2015, 2014 and 2013, we did not record any asset impairment charges in operating income associated with goodwill or indefinite-lived intangible assets.

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

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $2.5 million, $13.7 million and $5.2 million in 2015, 2014 and 2013, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $71.4 million as of December 31, 2015, compared to $77.7 million as of December 31, 2014. The $6.3 million change was primarily due to higher discount rates at December 31, 2015 compared to December 31, 2014.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2015 and 2014 was 6.8% and 7.4%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2015 and 2014 was 4.6% and 4.2%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2015, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.3% for pre-65 retirees and 8.2% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2024. As of December 31, 2014, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.6% for pre-65 retirees and 7.5% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2022.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2015	2014	2013
Total pension expense	$8.0	$13.7	$0.7
Actuarial loss component of expense above	2.9	12.5	0.8
Total postretirement income	(13.2)	(25.5)	(20.9)
Actuarial (gain) loss component of expense above	(0.4)	1.2	4.4
Amortization of prior service credit component of expense above	(13.5)	(27.6)	(27.4)

The actuarial losses in 2015 were due to lower asset returns partially offset by higher discount rates. The actuarial losses in 2014 were due to a reduction in the discount rates used to measure plan benefit obligations, as well as change to the new Society of Actuaries RP-2014 mortality tables and improvement index (approximately $48 million). The actuarial losses in 2013 were principally due to plan amendments to reduce retiree health benefits that decreased the benefit obligations. Discount rates in 2015 used to determine benefit obligations increased by an average of 40 basis points for pension benefits and an average of 50 basis points for postretirement benefits. Discount rates in 2014 used to determine benefit obligations decreased by an average of 80 basis points for both pension benefits and postretirement benefits. Discount rates in 2013 used to determine benefit obligations increased by an average of 80 basis points for pension benefits and increased by an average of 60 basis points for postretirement benefits. The changes in discount rates was due to changes in interest rates for the bond portfolio that comprises our spot-rate yield curve. Our spot-rate yield curve is based on high quality bond interest rates. Our actual return on plan assets in 2015 was (2.1)% compared to an actuarial assumption of an average 6.8% expected return. Our actual return on plan assets in 2014 was 9.8% compared to an actuarial assumption of an average 7.4% expected return.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2015, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $38.2 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $7.5 million to $12.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2015, ten such instances have not been dismissed, settled or otherwise resolved. In the calendar year 2015, none of our subsidiaries were identified as a PRP in any new instances and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2015 and 2014, we had accruals of $2.8 million, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

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

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2015, would be $2.8 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.1 million at December 31, 2015. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2015	2014	2013
NET SALES	$4,579.4	$4,013.6	$3,703.6
Cost of products sold	2,997.5	2,646.7	2,408.5
Selling, general and administrative expenses	1,047.6	943.3	938.7
Amortization of intangible assets	21.6	13.1	9.4
Restructuring charges	16.6	7.0	2.8
Asset impairment charges	—	—	21.2
OPERATING INCOME	496.1	403.5	323.0
Interest expense	31.9	10.4	7.2
Other expense, net	4.3	1.2	5.3
Income from continuing operations before income taxes	459.9	391.9	310.5
Income taxes	153.4	118.3	101.5
Income from continuing operations, net of tax	306.5	273.6	209.0
Income (loss) from discontinued operations, net of tax	9.0	(114.3)	21.9
NET INCOME	315.5	159.3	230.9
Less: Noncontrolling interests	0.5	1.2	1.2
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$315.0	$158.1	$229.7
BASIC EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$1.92	$1.68	$1.26
Discontinuing operations	0.05	(0.70)	0.13
Net income attributable to Fortune Brands common shareholders	$1.97	$0.98	$1.39
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$1.88	$1.64	$1.21
Discontinuing operations	0.05	(0.69)	0.13
Net income attributable to Fortune Brands common shareholders	$1.93	$0.95	$1.34

Basic average number of shares outstanding	159.5	161.8	165.5
Diluted average number of shares outstanding	163.0	166.3	171.3
Dividends declared per common share	$0.58	$0.50	$0.42

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2015	2014	2013
NET INCOME	$315.5	$159.3	$230.9
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(44.3)	(22.3)	(10.2)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during period	6.8	(1.3)	3.0
Less: reclassification adjustment for gains included in net income	(3.6)	(0.1)	(2.0)
Unrealized gains (losses) on derivatives	3.2	(1.4)	1.0
Defined benefit plans:
Prior service (cost) credit arising during period	(0.1)	15.3	34.7
Prior service cost recognition due to settlement and curtailment	(1.0)	—	—
Net actuarial gain (loss) arising during period	6.3	(112.5)	111.3
Less: amortization of prior service credit included in net periodic pension cost	(13.4)	(27.5)	(27.3)
Defined benefit plans	(8.2)	(124.7)	118.7
Other comprehensive (loss) income, before tax	(49.3)	(148.4)	109.5
Income tax benefit (expense) related to items of other comprehensive income(a)	3.5	46.2	(44.7)
Other comprehensive (loss) income, net of tax	(45.8)	(102.2)	64.8
COMPREHENSIVE INCOME	269.7	57.1	295.7
Less: comprehensive income attributable to noncontrolling interest	0.5	1.1	1.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$269.2	$56.0	$294.5

(a)

Income tax benefit (expense) on unrealized gains (losses) on derivatives of $(0.5) million, $(0.2) million and $(0.2) million and on defined benefit plans of $4.0 million, $46.4 million and $(44.5) million in 2015, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$238.5	$191.9
Accounts receivable less allowances for discounts, doubtful accounts and returns	502.6	458.9
Inventories	555.6	462.2
Other current assets	122.0	122.8
Current assets of discontinued operations	—	63.3
TOTAL CURRENT ASSETS	1,418.7	1,299.1
Property, plant and equipment, net of accumulated depreciation	627.9	539.8
Goodwill	1,755.3	1,467.8
Other intangible assets, net of accumulated amortization	996.7	656.5
Other assets	80.0	72.4
Non-current assets of discontinued operations	—	17.3
TOTAL ASSETS	$4,878.6	$4,052.9
LIABILITIES AND EQUITY
Current liabilities
Notes payable to banks	$0.8	$—
Current portion of long-term debt	—	26.3
Accounts payable	344.2	333.8
Other current liabilities	412.9	322.0
Current liabilities of discontinued operations	—	17.5
TOTAL CURRENT LIABILITIES	757.9	699.6
Long-term debt	1,171.6	643.7
Deferred income taxes	201.7	150.6
Accrued defined benefit plans	218.4	216.9
Other non-current liabilities	75.2	75.6
Non-current liabilities of discontinued operations	—	3.4
TOTAL LIABILITIES	2,424.8	1,789.8
Commitments (Note 17) and Contingencies (Note 22)
Equity
Common stock(a)	1.7	1.7
Paid-in capital	2,602.2	2,517.3
Accumulated other comprehensive loss	(52.5)	(6.7)
Retained earnings	501.6	279.5
Treasury stock	(602.1)	(532.3)
TOTAL FORTUNE BRANDS EQUITY	2,450.9	2,259.5
Noncontrolling interests	2.9	3.6
TOTAL EQUITY	2,453.8	2,263.1
TOTAL LIABILITIES AND EQUITY	$4,878.6	$4,052.9

(a)	Common stock, par value $0.01 per share, 175.2 million shares and 172.0 million shares issued at December 31, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$315.5	$159.3	$230.9
Non-cash expense (income):
Depreciation	93.5	82.9	77.2
Amortization of intangibles	21.6	15.9	13.2
Stock-based compensation	27.6	29.7	26.1
Restructuring charges	1.0	2.5	0.2
(Gain) loss on sale of property, plant and equipment	(0.5)	0.9	0.8
Loss on sale of discontinued operation	16.7	83.2	—
Asset impairment charges	—	10.7	27.4
Recognition of actuarial losses	8.6	13.7	5.2
Deferred taxes	(13.6)	0.3	(12.7)
Amortization of deferred financing costs	0.6	—	—
Changes in assets and liabilities including effects subsequent to acquisitions:
Increase in accounts receivable	(6.9)	(39.9)	(58.5)
(Increase) decrease in inventories	(69.8)	14.5	(89.7)
(Decrease) increase in accounts payable	(16.0)	(9.5)	39.8
(Increase) decrease in other assets	(24.4)	(24.4)	32.2
Increase (decrease) in accrued taxes	6.7	(0.2)	5.7
Increase (decrease) in accrued expenses and other liabilities	50.5	(85.9)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	411.1	253.7	297.8
INVESTING ACTIVITIES
Capital expenditures	(128.5)	(127.5)	(96.7)
Proceeds from the disposition of assets	2.5	0.7	2.2
Proceeds from sale of discontinued operation	12.2	130.0	—
Cost of acquisitions, net of cash acquired	(652.8)	(147.3)	(302.0)
Other investing activities	—	(7.0)	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(766.6)	(151.1)	(396.7)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt	0.8	(6.2)	1.3
Issuance of long-term debt	1,748.9	1,057.0	220.0
Repayment of long-term debt	(1,250.0)	(737.0)	(190.0)
Proceeds from the exercise of stock options	28.9	28.9	50.7
Excess tax benefit from the exercise of stock-based compensation	30.7	29.2	26.8
Dividends to stockholders	(89.5)	(77.4)	(49.9)
Treasury stock purchases	(51.7)	(439.8)	(52.1)
Other financing activities, net	(1.2)	(2.2)	(2.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	416.9	(147.5)	4.1
Effect of foreign exchange rate changes on cash	(14.8)	(4.6)	0.2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$46.6	$(49.5)	$(94.6)
Cash and cash equivalents at beginning of year	$191.9	$241.4	$336.0
Cash and cash equivalents at end of year	$238.5	$191.9	$241.4
Cash paid during the year for:
External interest	$26.0	$9.6	$6.7
Income taxes paid directly to taxing authorities	102.2	109.1	89.4
Income taxes (received from) paid to Fortune Brands, Inc.	2.0	—	(1.2)
Dividends declared but not paid	25.6	22.1	20.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2012	$1.6	$2,324.8	$30.6	$41.0	$(16.9)	$3.6	$2,384.7
Comprehensive income:
Net income	—	—	—	229.7	—	1.2	230.9
Other comprehensive (loss) income	—	—	64.8	—	—	—	64.8
Stock options exercised	0.1	50.7	—	—	—	—	50.8
Stock-based compensation	—	25.7	—	—	(11.2)	—	14.5
Tax benefit on exercise of stock options(a)	—	30.1	—	—	—	—	30.1
Treasury stock purchase	—	—	—	—	(51.7)	—	(51.7)
Dividends ($0.42 per Common share)	—	—	—	(69.9)	—	—	(69.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	158.1	—	1.2	159.3
Other comprehensive (loss) income	—	—	(102.1)	—	—	(0.1)	(102.2)
Stock options exercised	—	29.1	—	—	—	—	29.1
Stock-based compensation	—	29.2	—	—	(12.7)	—	16.5
Tax benefit on exercise of stock options	—	27.7	—	—	—	—	27.7
Treasury stock purchase	—	—	—	—	(439.8)	—	(439.8)
Dividends ($0.50 per Common share)	—	—	—	(79.4)	—	—	(79.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	315.0	—	0.5	315.5
Other comprehensive (loss) income	—	—	(45.8)	—	—	—	(45.8)
Stock options exercised	—	28.9	—	—	—	—	28.9
Stock-based compensation	—	27.6	—	—	(18.1)	—	9.5
Tax benefit on exercise of stock options	—	28.4	—	—	—	—	28.4
Treasury stock purchase	—	—	—	—	(51.7)	—	(51.7)
Dividends ($0.58 per Common share)	—	—	—	(92.9)	—	—	(92.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8

(a)	Includes $4.1 million of adjustments related to previous years’ vested and unvested restricted stock units.

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

The consolidated financial statements included in this Annual Report on Form 10-K were derived principally from the consolidated financial statements of the Company. In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft have been included in the Company’s consolidated statements of income and consolidated statements of cash flow beginning in May 2015 and the consolidated balance sheet as of December 31, 2015. On September 10, 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”), our tool storage business. Therefore, in accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo through the date of sale, were classified and separately stated as discontinued operations in the accompanying consolidated statements of income for the twelve months ended December 31, 2015, 2014 and 2013. The assets and liabilities of Waterloo were classified as discontinued operations in the accompanying consolidated balance sheet as of December 31, 2014. In September 2014, we sold all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business (“Simonton”). Therefore, in accordance with ASC requirements, the results of operations of Simonton were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2014 and 2013. The cash flows from discontinued operations for 2015, 2014 and 2013 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $5.8 million and $5.4 million as of December 31, 2015 and 2014, respectively.

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

We also use the last-in, first-out (“LIFO”) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2015 and 2014 were $227.9 million (with a current cost of $243.1 million) and $197.6 million (with a current cost of $217.5 million), respectively.

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

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2015, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $38.2 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $7.5 million to $12.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials and media production costs. The costs included in the “selling, general and administrative expenses” category were $43.2 million, $43.4 million and $43.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $184.6 million, $169.7 million and $161.2 million in 2015, 2014 and 2013, respectively.

Advertising costs, which amounted to $195.4 million, $200.4 million and $197.1 million in 2015, 2014 and 2013, respectively, are principally expensed as incurred. Advertising costs include product displays, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $63.2 million, $66.8 million and $56.8 million in 2015, 2014 and 2013, respectively. Advertising costs recorded in selling, general and administrative expenses were $132.2 million, $133.6 million and $140.3 million in 2015, 2014 and 2013, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $48.7 million, $46.1 million and $50.8 million in 2015, 2014 and 2013, respectively, are expensed as incurred.

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

Foreign Currency Translation    Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the “accumulated other comprehensive income” (“AOCI”) caption in equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into functional currency with resulting transaction gains or losses recorded in other expense, net.

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

Net deferred currency gains of $3.8 million was reclassified into earnings for the year ended December 31, 2015. There was no impact of deferred currency gains/losses on earnings in 2014. Net deferred currency gains of $2.3 million was reclassified into earnings for the years ended December 31, 2013. Based on foreign exchange rates as of December 31, 2015, we estimate that $3.1 million of net currency derivative gains included in AOCI as of December 31, 2015 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. While the guidance changes the way deferred taxes are classified on the balance sheet, companies are still required to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. The standard is effective starting January 1, 2017. We have early adopted this standard as of December 31, 2015. We have elected to apply the new standard prospectively and therefore we have not adjusted prior periods presented.

Simplifying Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued a final standard that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new standard is effective for the annual period beginning January 1, 2016 (calendar year 2016 for Fortune Brands). Early application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share

In May 2015, the FASB issued a final standard that eliminates the requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value. Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2015 (calendar year 2016 for Fortune Brands). Early adoption is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, instead of as a deferred charge (i.e., as an asset). This new standard is effective for the annual period beginning after December 15, 2015 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early adoption is permitted, however we elected not to early adopt. The guidance will be applied on a retrospective basis. The adoption of this ASU will require us to reclassify approximately $3 million of debt issuance costs from a deferred asset to long-term debt as of March 31, 2016.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment is effective for the annual period ending after December 15, 2016 (calendar year 2016 for Fortune Brands), and for annual periods and interim periods thereafter. Early application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. Further, in August 2015, the FASB issued a standard, which clarified that the amendment is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands), and annual and interim periods thereafter. We are assessing the impact the adoption of this standard will have on our financial statements.

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2015	2014
Inventories:
Raw materials and supplies	$237.8	$178.1
Work in process	60.2	54.0
Finished products	257.6	230.1
Total inventories	$555.6	$462.2

Property, plant and equipment:
Land and improvements	$56.2	$48.5
Buildings and improvements to leaseholds	407.6	356.3
Machinery and equipment	1,005.6	920.2
Construction in progress	82.3	71.3
Property, plant and equipment, gross	1,551.7	1,396.3
Less: accumulated depreciation	923.8	856.5
Property, plant and equipment, net of accumulated depreciation	$627.9	$539.8

Other current liabilities:
Accrued salaries, wages and other compensation	$118.0	$69.8
Accrued customer programs	124.8	102.5
Accrued taxes	43.3	28.0
Other accrued expenses	126.8	121.7
Total other current liabilities	$412.9	$322.0

4.    Acquisitions

In May 2015, we completed our tender offer to purchase all of the outstanding shares of common stock of Norcraft, a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income for this acquired business in the year ended December 31, 2015 were approximately $258 million and $28 million, respectively. Operating income included a $2.0 million charge related to an inventory purchase accounting adjustment to fair value. The results of operations of Norcraft are included in the Cabinets segment. We incurred $15.1 million of Norcraft acquisition-related transaction costs in the year ended December 31, 2015. The goodwill expected to be deductible for income tax purposes is approximately $60.3 million.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$31.0
Inventories	28.4
Property, plant and equipment	45.7
Goodwill	304.7
Identifiable intangible assets	360.0
Other assets	9.4
Total assets	779.2
Deferred tax liabilities	101.4
Other liabilities and accruals	29.2
Net assets acquired(a)	$648.6

(a)	Net assets exclude $15.5 million of cash transferred to the Company as the result of the Norcraft acquisition.

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. Identifiable intangible assets consist of an indefinite-lived tradename of $150 million and customer relationships of $210 million. The useful life of the customer relationships identifiable intangible asset is estimated to be 20 years.

The following unaudited pro forma summary presents consolidated financial information as if Norcraft had been acquired on January 1, 2014. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and Norcraft. The pro forma results include:

>

the effect of certain transactions recorded in historical financial statements of Norcraft including: the expense relating to Norcraft’s tax receivable agreements settled upon the acquisition of Norcraft and the pro forma effect of a release of deferred tax valuation allowance,

>	estimated amortization of a definite-lived customer relationship intangible asset,

>	the estimated cost of the inventory adjustment to fair value,

>	interest expense associated with debt that would have been incurred in connection with the acquisition,

>	the reclassification of Norcraft transaction costs from 2015 to the first quarter of 2014, and

>	adjustments to conform accounting policies.

The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2014. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions, except per share amounts)	2015	2014
Net sales	$4,721.8	$4,387.8
Income from continuing operations	323.1	269.7
Basic earnings per common share	$2.02	$1.66
Diluted earnings per common share	$1.98	$1.61

In March 2015, we acquired a cabinets component company for approximately $6 million in cash. This acquisition did not have a material impact on our financial statements.

In December 2014, we acquired all of the issued and outstanding shares of capital stock of Anafree Holdings, Inc., the sole owner of Anaheim Manufacturing Company (“Anaheim”), which markets and sells garbage disposals, for $28.9 million in cash. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. We completed our purchase price allocation in the first half of 2015 and as a result reclassified $17 million from goodwill to other identifiable assets. The results of operations of Anaheim are included in the Plumbing segment.

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

In June 2013, we acquired Woodcrafters Home Products Holding, LLC (“WoodCrafters”), a manufacturer of bathroom vanities and tops, for a purchase price of $302.0 million. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. This acquisition greatly expanded our offerings of bathroom cabinetry products. The results of operations of WoodCrafters are included in the Cabinets segment.

Substantially all of the acquired goodwill was tax deductible. Goodwill primarily represents expected supply chain synergies. Identifiable intangible assets primarily consisted of customer relationships ($75.9 million) and technology ($9.6 million). The useful lives of these identifiable intangible assets are 18 years and 10 years, respectively.

The following unaudited pro forma summary presents consolidated financial information as if WoodCrafters had been acquired on January 1, 2013. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and WoodCrafters. The pro forma results include adjustments for the impact of a preliminary allocation of the purchase price and interest expense associated with debt that would have been incurred in connection with the acquisition. The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2013. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions except per share amounts)	2013
Net sales	$3,811.0
Net income attributable to Fortune Brands	240.8
Basic earnings per common share	$1.45
Diluted earnings per common share	$1.41

5.    Discontinued Operations

In 2015, we completed the sale of Waterloo for approximately $14 million in cash, subject to certain post-closing adjustments. We recorded a pre-tax loss of $16.7 million as the result of this sale. Transaction and other sale-related costs were approximately $2.8 million. The estimated tax benefit on the sale was $26.5 million with the after-tax gain of $7.0 million recorded within discontinued operations. The estimated tax benefit resulted primarily from a tax loss in excess of the financial reporting loss as a result of prior period nondeductible asset impairments. Waterloo is presented as a discontinued operation in our financial statements beginning January 1, 2013 and through the date of sale in accordance with ASC 205 requirements. Prior to classifying Waterloo as a discontinued operation, it was reported in the Security segment.

In addition, in August 2014, we entered into a stock purchase agreement to sell the Simonton business for $130 million in cash. The sale was completed in September 2014. Simonton is presented as a discontinued operation in the Company’s financial statements in accordance with ASC requirements. The 2014 income (loss) from discontinued operations, net of tax, included a loss on sale of the Simonton business of $111.2 million as well as $14.1 million of restructuring and impairment charges for Waterloo in order to remeasure this business at the estimated fair value less costs to sell. Simonton was previously reported in the Doors segment.

The following table summarizes the results of discontinued operations for the years ended December 31, 2015, 2014 and 2013. The year ended December 31, 2015 on a pre-tax basis consists of Waterloo only, however comparable periods in 2014 and 2013 include both Waterloo and Simonton.

(in millions)	2015	2014	2013
Net sales	$78.2	$369.4	$453.8
(Loss) income from discontinued operations before income taxes	$(16.0)	$(90.8)	$34.4
Income tax (benefit) expense	(25.0)	23.5	12.5
Income (loss) from discontinued operations, net of tax	$9.0	$(114.3)	$21.9

The following table summarizes the major classes of assets and liabilities of Waterloo, which is reflected as a discontinued operation on the consolidated balance sheet as of December 31, 2014:

(in millions)	2014
Accounts receivable, net	$40.1
Inventories	15.9
Other current assets	7.3
Total current assets	63.3
Property, plant and equipment, net	13.3
Other non-current assets	4.0
Total assets	$80.6
Accounts payable	$8.5
Other current liabilities	9.0
Total current liabilities	17.5
Other non-current liabilities	3.4
Total liabilities	$20.9

6.    Goodwill and Identifiable Intangible Assets

We had goodwill of $1,755.3 million and $1,467.8 million as of December 31, 2015 and 2014, respectively. The increase of $287.5 million was primarily due to the acquisitions of Norcraft and Anaheim. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Balance at December 31, 2013(a)	$631.7	$569.7	$143.0	$89.4	$1,433.8
2014 translation adjustments	(2.7)	—	—	(1.4)	(4.1)
Acquisition-related adjustments	1.1	25.9	—	11.1	38.1
Balance at December 31, 2014(a)	$630.1	$595.6	$143.0	$99.1	$1,467.8
2015 translation adjustments	(4.9)	—	—	(2.7)	(7.6)
Acquisition-related adjustments	312.5	(17.0)	—	(0.4)	295.1
Balance at December 31, 2015(a)	$937.7	$578.6	$143.0	$96.0	$1,755.3

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $996.7 million and $656.5 million as of December 31, 2015 and 2014, respectively. The $356.4 million increase in gross identifiable intangible assets was primarily due to the acquisition of Norcraft.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2015 and 2014 were as follows:

	As of December 31, 2015				As of December 31, 2014
(In millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets—tradenames	$680.6	$(42.0	)(a)	$638.6	$542.7	$(42.0	)(a)	$500.7
Amortizable intangible assets
Tradenames	19.1	(8.6)		10.5	14.6	(6.4)		8.2
Customer and contractual relationships	511.2	(177.4)		333.8	294.2	(164.0)		130.2
Patents/proprietary technology	54.7	(40.9)		13.8	57.7	(40.3)		17.4
Total	585.0	(226.9)		358.1	366.5	(210.7)		155.8
Total identifiable intangibles	$1,265.6	$(268.9)		$996.7	$909.2	$(252.7)		$656.5

(a)	Accumulated amortization prior to the adoption of revised ASC requirements for Intangibles — Goodwill and Other Assets.

Amortizable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, ranging from 3 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. We expect to record intangible amortization of approximately $26 million in 2016, $24 million in 2017, $22 million in 2018, $21 million in 2019 and $21 million in 2020.

We review indefinite-lived tradename intangible assets for impairment annually in the fourth quarter, as well as whenever market or business events indicate there may be a potential impact on a specific intangible asset. Impairment losses are recorded to the extent that the carrying value of the indefinite-

lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over the remaining useful life.

In 2015, 2014 and 2013, we did not record any asset impairment charges associated with goodwill or indefinite-lived intangible assets.

7.    Asset Impairment Charges

No asset impairment charges were recorded in 2015 and 2014 in operating income. In 2013, our Cabinets segment abandoned certain software developed for internal use, which resulted in a pre-tax impairment charge of $21.2 million, which was recorded in operating income on the asset impairment charges line of the income statement and reduced property, plant and equipment.

In addition, in 2014, as a result of our decision to sell Waterloo, we recorded $9.1 million of pre-tax impairment charges in order to remeasure this business at the estimated fair value less costs to sell. These charges consisted of $8.1 million for fixed assets and $1.0 million for definite-lived intangible assets. Refer to Note 5, “Discontinued Operations,” for additional information.

8.    External Debt and Financing Arrangements

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2015, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.6 million.

We have a $975 million committed revolving credit facility, as well as a term loan in the initial amount of $525 million, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On December 31, 2015 and 2014, our outstanding borrowings under the revolving credit facility were zero and $145.0 million, respectively; the amounts outstanding under the term loan were $280.0 million and $525.0 million, respectively. The interest rates under these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. The credit facilities also include a minimum Consolidated Interest Coverage Ratio requirement of 3.0 to 1.0. The Consolidated Interest Coverage Ratio is defined as the ratio of Adjusted EBITDA to Consolidated Interest Expense. Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. Consolidated Interest Expense is as disclosed in our financial statements. The credit facilities also include a Maximum Leverage Ratio of 3.5 to 1.0 as measured by the ratio of our debt to Adjusted EBITDA. The Maximum Leverage Ratio is permitted to increase to 3.75 to 1.0 for three succeeding quarters in the event of an acquisition. At December 31, 2015, we were in compliance with our debt covenant ratios.

At December 31, 2015 and 2014, the current portion of long-term debt was zero and $26.3 million, respectively. We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which $0.8 million and zero were outstanding, as of December 31, 2015 and 2014. The weighted-average interest rates on these borrowings were 1.0%, 7.6% and 12.3% in 2015, 2014 and 2013, respectively.

The components of external long-term debt were as follows:

(In millions)	2015	2014
$400 million unsecured senior note due June 2020	$397.7	$—
$500 million unsecured senior note due June 2025	493.9	—
$975 million revolving credit agreement due July 2018	—	145.0
$525 million term loan due July 2018	280.0	525.0
Total debt	1,171.6	670.0
Less: current portion	—	26.3
Total long-term debt	$1,171.6	$643.7

Senior Notes payments during the next five years as of December 31, 2015 are zero in 2016 through 2019 and $400 million in 2020. Term loan amortization payments during the next five years as of December 31, 2015 are zero in 2016, $52.5 million in 2017, $227.5 million in 2018, zero in 2019 and 2020.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2015.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2015 and 2014.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The effective portions of cash flow hedges are reported in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2015 was $226.7 million, representing a net settlement receivable of $3.7 million. Based on foreign exchange rates as of December 31, 2015, we estimate that $3.1 million of net foreign currency derivative gains included in OCI as of December 31, 2015 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2015 and 2014 were:

		Fair Value

(In millions)	Location	2015	2014
Assets:
Foreign exchange contracts	Other current assets	$6.7	$5.1
Net investment hedges	Other current assets	0.1	0.5
	Total assets	$6.8	$5.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$3.1	$5.4

The effects of derivative financial instruments on the consolidated statements of income in 2015, 2014 and 2013 were:

(In millions)	Gain (Loss) Recognized in Income

Type of hedge	Location	2015	2014	2013
Cash flow	Net sales	$—	$—	$—
	Cost of products sold	3.6	0.5	1.9
	Other expense, net	—	(0.4)	—
Fair value	Other expense, net	8.2	3.6	1.2
Total		$11.8	$3.7	$3.1

For cash flow hedges that are effective, the amounts recognized in OCI were gains/(losses) of $6.7 million and $(1.3) million in 2015 and 2014, respectively. In the years ended December 31, 2015, 2014 and 2013, the ineffective portion of cash flow hedges recognized in other expense, net, was insignificant.

10.    Fair Value Measurements

The carrying value and fair value of debt as of December 31, 2015 and 2014 were as follows:

(In millions)	December 31, 2015		December 31, 2014

	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$—	$—	$145.0	$145.0
Notes payable to bank	0.8	0.8	—	—
Term loan, including current portion	280.0	280.0	525.0	525.0
Senior Notes, net of underwriting commissions and price discounts	891.6	894.1	—	—

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 were as follows:

(In millions)	Fair Value

	2015	2014
Assets:
Derivative asset financial instruments (level 2)	$6.8	$5.6
Deferred compensation program assets (level 2)	3.1	3.3
Total assets	$9.9	$8.9
Liabilities:
Derivative liability financial instruments (level 2)	$3.1	$5.4

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

In 2015 and 2014, we did not record impairment charges in operating income. In 2013, we recorded pre-tax intangible asset impairment charges of $21.2 million, refer to Note 7, “Asset Impairment Charges,” for additional information. There were no losses for indefinite-lived intangible assets in 2015, 2014 and 2013.

11.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2015 and 2014 were as follows:

	Common Shares		Treasury Shares

	2015	2014	2015	2014
Balance at the beginning of the year	158,140,128	166,667,936	13,809,889	2,404,320
Stock plan shares issued	3,249,892	2,877,761	—	—
Shares surrendered by optionees	(392,921)	(288,797)	392,921	288,797
Common stock repurchases	(1,091,067)	(11,116,772)	1,091,067	11,116,772
Balance at the end of the year	159,906,032	158,140,128	15,293,877	13,809,889

In December 2015, our Board of Directors increased the quarterly cash dividend by 14% to $0.16 per share of our common stock.

The Company has 60 million authorized shares of preferred stock, par value $0.01 per share. At December 31, 2015, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2015, we repurchased 1,091,067 shares of outstanding common stock under the Company’s share repurchase programs at cost of $51.7 million. As of December 31, 2015, the Company’s total remaining share repurchase authorization under the remaining program was approximately $247.8 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12.    Accumulated Other Comprehensive (Loss) Income

The reclassifications out of accumulated other comprehensive (loss) income for the year ended December 31, 2015 and 2014 were as follows:

(In millions)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Consolidated Statements of Income

	2015	2014
Cumulative translation adjustments	$—	1.5	Restructuring charges
Gains (losses) on cash flow hedges
Foreign exchange contracts	$4.0	$0.5	Cost of products sold
	—	(0.4)	Other expense, net
Commodity contracts	(0.4)	—	Cost of products sold
	3.6	0.1	Total before tax
	(1.8)	(0.1)	Tax expense
	$1.8	$—	Net of tax
Defined benefit plan items
Amortization of prior service cost	$13.4	$27.5	(a)
Recognition of actuarial losses	(2.5)	(13.7)	(a)
Recognition of prior service in discontinued operations	1.0	—	(b)
Recognition of actuarial losses in discontinued operations	(6.1)	—	(b)
	5.8	13.8	Total before tax
	(3.0)	(5.2)	Tax expense
	$2.8	$8.6	Net of tax
Total reclassifications for the period	$4.6	$10.1	Net of tax

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 14, “Defined Benefit Plans,” for additional information.

(b)	These accumulated other comprehensive loss components are included in discontinued operations.

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$63.5	$0.2	$(33.1)	$30.6
Amounts classified into accumulated other comprehensive (loss) income	(10.2)	2.0	87.8	79.6
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	(1.3)	(13.5)	(14.8)
Net current period other comprehensive (loss) income	(10.2)	0.7	74.3	64.8
Balance at December 31, 2013	53.3	0.9	41.2	95.4
Amounts classified into accumulated other comprehensive (loss) income	(20.8)	(1.5)	(69.7)	(92.0)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	(1.5)	—	(8.6)	(10.1)
Net current period other comprehensive (loss) income	(22.3)	(1.5)	(78.3)	(102.1)
Balance at December 31, 2014	31.0	(0.6)	(37.1)	(6.7)
Amounts classified into accumulated other comprehensive (loss) income	(44.3)	4.5	(1.4)	(41.2)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	(1.8)	(2.8)	(4.6)
Net current period other comprehensive (loss) income	(44.3)	2.7	(4.2)	(45.8)
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)

13.    Stock-Based Compensation

As of December 31, 2015, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan — the “Plans”). During 2013, our stockholders approved the Plan, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2015, approximately 7 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock may be automatically added to the number of shares of common stock that may be issued as awards expire, are terminated, cancelled or forfeited, or are used to satisfy withholding taxes with respect to existing awards under the Plans. No new stock-based awards can be made under the 2011 Plan, but there are outstanding awards under the 2011 Plan that continue to vest and/or be exercisable. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Pre-tax stock-based compensation expense from continuing operations was as follows:

(In millions)	2015	2014	2013
Stock option awards	$7.4	$7.8	$7.9
Restricted stock units	13.4	11.8	9.6
Performance awards	5.9	7.6	6.5
Director awards	0.9	0.9	0.9
Total pre-tax expense	27.6	28.1	24.9
Tax benefit	9.9	10.5	9.1
Total after tax expense	$17.7	$17.6	$15.8

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

A summary of activity with respect to restricted stock units outstanding under the Plans for the year ended December 31, 2015 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	842,937	$30.79
Granted	427,715	47.38
Vested	(516,990)	24.44
Forfeited	(67,636)	43.30
Non-vested at December 31, 2015	686,026	$44.69

The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2015 was approximately $17.8 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of restricted stock units that vested during 2015, 2014 and 2013 was $24.9 million, $31.1 million and $26.9 million, respectively.

Stock Option Awards

Stock options were granted to officers and select employees of the Company and represent the right to purchase shares of Company common stock subject to continued employment through each vesting date.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2015	2014	2013
Current expected dividend yield	1.5%	1.5%	1.5%
Expected volatility	27.0%	32.0%	32.0%
Risk-free interest rate	1.8%	1.9%	1.1%
Expected term	6 years	6 years	6 years

The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization because there is not sufficient historical volatility data for Fortune Brands common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the Securities and Exchange Commission’s safe harbor guidelines. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2015, 2014 and 2013 was $11.58, $12.72 and $9.02, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and our Former Parent employees for the year ended December 31, 2015 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2014	7,879,778	$16.60
Granted	651,700	47.73
Exercised	(2,223,962)	12.99
Expired/forfeited	(107,990)	41.14
Outstanding at December 31, 2015	6,199,526	$20.74

Options outstanding and exercisable at December 31, 2015 were as follows:

	Options Outstanding(a)			Options Exercisable(b)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $12.99	2,391,073	3.4	$11.02	2,391,073	$11.02
13.00 to 20.00	2,191,678	5.5	15.64	2,191,678	15.64
20.01 to 47.87	1,616,775	8.2	42.02	508,623	36.66
	6,199,526	5.4	$20.74	5,091,374	$15.57

(a)	At December 31, 2015, the aggregate intrinsic value of options outstanding was $215.5 million.

(b)	At December 31, 2015, the weighted-average remaining contractual life of options exercisable was 4.7 years and the aggregate intrinsic value of options exercisable was $203.3 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2015 was $6.4 million, and the weighted-average period of time over which this cost will be recognized is

1.6 years. The fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $7.8 million, $9.8 million and $12.4 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2015, 2014 and 2013 was $78.0 million, $63.4 million and $97.1 million, respectively.

Performance Awards

Performance share awards were granted to officers and select employees of the Company under the Plans and represent the right to earn shares of Company common stock based on the achievement of various segment or company-wide performance conditions, including cumulative diluted earnings per share, average return on invested capital, average return on net tangible assets and cumulative operating income during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

The following table summarizes information about performance share awards as of December 31, 2015, as well as activity during the year then ended, based on the target award amounts in the performance share award agreements:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2014	595,700	$30.06
Granted	163,400	47.52
Vested	(268,390)	19.47
Forfeited	(47,610)	37.10
Non-vested at December 31, 2015	443,100	$42.15

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2015 was approximately $6.4 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. The fair value of performance share awards that vested during 2015 was $11.8 million.

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plan. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2015, 2014 and 2013, we awarded 19,695, 22,654 and 24,672 shares of Company common stock to outside directors with a weighted average fair value on the date of the award of $46.21, $40.01 and $36.47, respectively.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits

Obligations and Funded Status at December 31	2015	2014	2015	2014
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$808.6	$662.3	$20.1	$34.2
Service cost	11.5	10.4	0.1	0.1
Interest cost	33.7	32.9	0.6	0.8
Plan amendments	—	—	0.1	(15.3)
Actuarial (gain) loss	(54.1)	133.1	(1.3)	3.9
Participants’ contributions	—	—	—	0.3
Benefits paid	(31.4)	(30.1)	(2.6)	(4.2)
Medicare Part D reimbursement	—	—	0.3	0.4
Plan curtailment gain	(0.6)	—	—	—
Plan settlement gain	—	—	(1.6)	—
Foreign exchange	—	—	(0.1)	(0.1)
Projected benefit obligation at end of year	$767.7	$808.6	$15.6	$20.1
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$759.8	$793.2
Change in Plan Assets:
Fair value of plan assets at beginning of year	$608.2	$583.8	$—	$—
Actual return on plan assets	(18.2)	52.0	—	—
Employer contributions	3.3	2.5	2.3	3.5
Participants’ contributions	—	—	—	0.3
Medicare Part D reimbursement	—	—	0.3	0.4
Benefits paid	(31.4)	(30.1)	(2.6)	(4.2)
Fair value of plan assets at end of year	$561.9	$608.2	$—	$—
Funded status (Fair value of plan assets less PBO)	$(205.8)	$(200.4)	$(15.6)	$(20.1)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. The 2014 actuarial loss includes $0.9 million related to an acquired business.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2015	2014	2015	2014
Current benefit payment liability	$(1.1)	$(1.0)	$(2.0)	$(2.6)
Accrued benefit liability	(204.7)	(199.4)	(13.6)	(17.5)
Net amount recognized	$(205.8)	$(200.4)	$(15.6)	$(20.1)

In the third quarter of 2015, we recognized actuarial losses of $6.1 million related to curtailment accounting due to the sale of the Waterloo tool storage business in discontinued operations in addition to the $2.5 million of actuarial losses reflected below in net periodic benefit cost.

In the first quarter of 2014, we communicated our decision to amend certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The reduction in accrued retiree benefit plan liabilities was $15.3 million and we recorded actuarial losses of $0.6 million and prior service credits of $3.5 million.

In the first half of 2013, we communicated our decision to amend certain postretirement benefit plans to reduce health benefits for certain current and retired employees. The impact of these changes was a reduction in accrued retiree benefit plan liabilities of $34.7 million in 2013, and we recognized actuarial losses of $4.0 million due to a decrease in the discount rate and a resulting lower threshold for loss recognition because of the reduced postretirement obligation. Liability reductions resulting from these benefit reductions are recorded as amortization of prior service credits in net income in accordance with accounting requirements. In addition, in the first quarter of 2013, we communicated to certain employees our decision to freeze an hourly pension plan by December 31, 2016. As a result, we remeasured our pension liability, updating our pension measurement assumptions, and recorded a $20.0 million reduction in the liability. The curtailment charge associated with this pension freeze was insignificant. See Note 12, “Accumulated Other Comprehensive (Loss) Income,” for information on the impact on accumulated other comprehensive income.

As of December 31 2015, we adopted the new Society of Actuaries MP-2015 mortality tables, resulting in a decrease in our postretirement obligations of approximately $0.5 million, and a corresponding decrease in deferred actuarial losses in accumulated other comprehensive income. As of December 31 2014, we adopted the Society of Actuaries RP-2014 mortality tables, resulting in an increase in our postretirement obligations of approximately $48 million, and a corresponding increase in deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive income on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial gain at December 31, 2013	$(34.3)	$(0.5)
Recognition of actuarial loss	(12.5)	(1.2)
Current year actuarial gain	123.3	2.9
Net actuarial loss at December 31, 2014	$76.5	$1.2
Recognition of actuarial (loss) gain	(9.0)	0.4
Current year actuarial gain (loss)	4.2	(1.3)
Net actuarial loss due to curtailment	(0.6)	—
Net actuarial loss at December 31, 2015	$71.1	$0.3
Net prior service cost (credit) at December 31, 2013	$0.5	$(33.5)
Prior service credit recognition due to plan amendments	—	(15.3)
Amortization	(0.1)	27.6
Net prior service cost (credit) at December 31, 2014	$0.4	$(21.2)
Prior service cost recognition due to plan amendments	—	0.1
Amortization	(0.1)	13.5
Prior service cost recognition due to curtailment	(0.2)	—
Prior service credit recognition due to settlement	—	1.2
Net prior service cost (credit) at December 31, 2015	$0.1	$(6.4)
Total at December 31, 2015	$71.2	$(6.1)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are amortization of net prior service credits related pension benefits of zero and postretirement benefits of $(5.5) million.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2015	2014	2013	2015	2014	2013
Service cost	$11.5	$10.4	$11.4	$0.1	$0.1	$0.3
Interest cost	33.7	32.9	30.1	0.6	0.8	1.7
Expected return on plan assets	(40.2)	(42.2)	(41.8)	—	—	—
Recognition of actuarial losses (gains)	2.9	12.5	0.8	(0.4)	1.2	4.4
Amortization of prior service cost (credits)	0.1	0.1	0.1	(13.5)	(27.6)	(27.4)
Curtailment and settlement losses	—	—	0.1	—	—	0.1
Net periodic benefit cost	$8.0	$13.7	$0.7	$(13.2)	$(25.5)	$(20.9)

Assumptions	Pension Benefits			Postretirement Benefits

	2015	2014	2013	2015	2014	2013
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.6%	4.2%		4.1%	3.5%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	4.2%	5.0%	4.2%	3.5%	4.3%	3.7%
Expected long-term rate of return on plan assets	6.8%	7.4%	7.8%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2015		2014
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.3/8.2	%(a)	7.6/7.5	%(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2024		2022

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$—	$(0.1)
Effect on postretirement benefit obligation	1.2	(1.3)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2015 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$22.3	$—	$22.3
Commingled funds:
Cash and cash equivalents	5.8	5.8	—
Equity	249.1	249.1	—
Fixed income	233.8	233.8	—
Multi-strategy hedge funds	22.3	—	22.3
Real estate	28.6	—	28.6
Total	$561.9	$488.7	$73.2

A reconciliation of Level 3 measurements as of December 31, 2015 was as follows:

		Commingled Funds

(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2015	$21.8	$21.6	$25.1	$68.5
Actual return on assets related to assets still held	0.5	0.7	3.5	4.7
December 31, 2015	$22.3	$22.3	$28.6	$73.2

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2014 were as follows:

(In millions)	Total as of balance sheet date	Level 2 – Significant other observable inputs	Level 3 – Significant unobservable inputs
Group annuity/insurance contracts	$21.8	$—	$21.8
Commingled funds:
Cash and cash equivalents	9.1	9.1	—
Equity	282.6	282.6	—
Fixed income	248.0	248.0	—
Multi-strategy hedge funds	21.6	—	21.6
Real estate	25.1	—	25.1
Total	$608.2	$539.7	$68.5

A reconciliation of Level 3 measurements as of December 31, 2014 was as follows:

		Commingled Funds
(In millions)	Group annuity/ insurance contracts	Multi-strategy hedge funds	Real estate	Total
January 1, 2014	$21.2	$20.5	$22.8	$64.5
Actual return on assets related to assets still held	0.6	1.1	2.3	4.0
December 31, 2014	$21.8	$21.6	$25.1	$68.5

Our defined benefit plans owns a variety of investment assets. Level 2 assets include primarily pooled funds, involving investments in fixed income and equity securities valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include an unregistered money market fund that invests in a variety of cash and cash equivalents. Level 3 plan assets include a hedge fund-of-funds and a real estate fund that invests primarily in direct and indirect equity and debt investments in improved real properties, both of which are valued using the net asset value. Level 3 assets also include group annuity/insurance contracts valued at institutional evaluation prices consistent with industry practices. Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. A Master Trust was established to hold the assets of our domestic defined benefit plans. The defined benefit asset allocation policy of the trust allows for an equity allocation of 0% to 75%, a fixed income allocation of 25% to 100%, a cash allocation of up to 25% and other investments up to 20%. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our 2016 expected blended long-term rate of return on plan assets of 6.8% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2016	$34.6	$1.8
2017	36.2	1.1
2018	37.6	1.1
2019	39.5	1.0
2020	41.0	1.0
Years 2021-2025	226.4	4.6

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $18.3 million, $21.5 million and $18.7 million in 2015, 2014 and 2013, respectively.

15.    Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2015	2014	2013
Domestic operations	$387.7	$301.4	$243.8
Foreign operations	72.2	90.5	66.7
Income before income taxes and noncontrolling interests	$459.9	$391.9	$310.5

A reconciliation of income taxes at the 35% federal statutory income tax rate to the income tax provision reported was as follows:

(In millions)	2015	2014	2013
Income tax expense computed at federal statutory income tax rate	$161.0	$137.2	$108.7
Other income taxes, net of federal tax benefit	9.4	7.2	7.0
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(8.7)	(13.4)	(10.1)
Tax benefit on income attributable to domestic production activities	(12.5)	(7.6)	(5.2)
Net adjustments for uncertain tax positions	4.7	4.7	3.0
Net effect of rate changes on deferred taxes	0.2	(0.7)	(1.6)
Valuation allowance increase (decrease)	0.8	(4.1)	2.1
Miscellaneous other, net	(1.5)	(5.0)	(2.4)
Income tax expense as reported	$153.4	$118.3	$101.5
Effective income tax rate	33.4%	30.2%	32.7%

The effective income tax rates for 2015, 2014 and 2013 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the various extensions of the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions. The benefit associated with the favorable tax rates in foreign jurisdictions is affected by overall allocation of income, rate changes and impact of foreign exchange rates. In 2015, the effective income tax rate benefit from foreign tax rates was reduced, as compared to prior years, due to the overall allocation of income within foreign jurisdictions and an expiration of a favorable tax incentive that in total increased the effective foreign tax rate by 6%. The 2015 effective income tax rate was unfavorably impacted by $2.4 million related to nondeductible acquisition costs. The effective tax rate in 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards of $4.1 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (UTBs) was as follows:

(In millions)	2015	2014	2013
Unrecognized tax benefits — beginning of year	$31.0	$23.7	$20.8
Gross additions — current year tax positions	4.6	8.7	4.4
Gross additions — prior year tax positions	8.3	2.2	0.7
Gross additions (reductions) — purchase accounting adjustments	0.1	(1.1)	1.6
Gross reductions — prior year tax positions	(2.1)	(2.5)	(3.2)
Gross reductions — settlements with taxing authorities	(3.6)	—	(0.6)
Impact of change in foreign exchange rates	(0.1)	—	—
Unrecognized tax benefits — end of year	$38.2	$31.0	$23.7

The amount of UTBs that, if recognized as of December 31, 2015, would affect the Company’s effective tax rate was $27.8 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $7.5 million to $12.5 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2015, we recognized an interest and penalty expense of approximately $1.0 million. In 2014, we recognized an interest and penalty expense of approximately $0.5 million. In 2013, we recognized an interest and penalty benefit of approximately $0.2 million. At December 31, 2015 and 2014, we had accruals for the payment of interest and penalties of $10.2 million and $10.7 million, respectively.

We file income tax returns in the U.S., various state and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for the periods related to 2011 through 2012. We have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2010, Mexico for years after 2006 and China for years after 2011.

Income taxes in 2015, 2014 and 2013 were as follows:

(In millions)	2015	2014	2013
Current
Federal	$130.6	$86.9	$96.3
Foreign	19.7	12.3	12.5
State and other	16.1	12.0	11.1
Deferred
Federal, state and other	(11.3)	2.7	(20.2)
Foreign	(1.7)	4.4	1.8
Total income tax expense	$153.4	$118.3	$101.5

The components of net deferred tax assets (liabilities) as of December 31, 2015 and 2014 were as follows:

(In millions)	2015	2014
Deferred tax assets:
Compensation and benefits	$32.8	$32.5
Defined benefit plans	84.4	83.9
Capitalized inventories	12.1	10.9
Accounts receivable	7.7	7.5
Other accrued expenses	23.7	17.2
Net operating loss and other tax carryforwards	39.9	15.8
Valuation allowance	(19.7)	(12.0)
Miscellaneous	6.1	3.7
Total deferred tax assets	187.0	159.5
Deferred tax liabilities:
LIFO inventories	(8.2)	(9.3)
Fixed assets	(48.5)	(60.6)
Identifiable intangible assets	(194.6)	(205.0)
Investment in partnership	(129.8)	—
Miscellaneous	(0.2)	(1.7)
Total deferred tax liabilities	(381.3)	(276.6)
Net deferred tax liability	$(194.3)	$(117.1)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2015 and 2014 as follows:

(In millions)	2015	2014
Other current assets	$—	$33.8
Other current liabilities	—	(2.4)
Other assets	7.4	2.1
Deferred income taxes	(201.7)	(150.6)
Net deferred tax liability	$(194.3)	$(117.1)

In accordance with the ASU 2015-17, Balance Sheet Classification of Deferred Taxes, issued by the FASB on November 20, 2015, the Company has elected to adopt the provisions of the ASU, beginning with its year ended December 31, 2015. The Company has applied the provisions of this ASU on a prospective basis, and therefore, has not retrospectively adjusted its prior periods’ classification of deferred taxes. See ‘Recently Issued Accounting Standards’ section in Note 2 “Significant Accounting Policies” for more discussion on this early adoption of the standard.

Included in the Company’s 2015 components of net deferred tax liabilities is an investment in partnership resulting from the purchase of Norcraft, whose primary operating company is structured as a partnership.

As of December 31, 2015 and 2014, the Company had deferred tax assets relating to net operating losses, capital losses, and other tax carryforwards of $39.9 million and $15.8 million, respectively, of which approximately $10.1 million will expire between 2016 and 2020, and the remainder which will expire in 2021 and thereafter. Included in the tax loss carryforwards are net operating loss carryforwards acquired in the purchase of Norcraft.

The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

The undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested were $270.1 million at December 31, 2015. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

In October, 2011, we separated from our Former Parent. During 2012, we analyzed the subsidiary legal and capital structures inherited from our Former Parent to assess their compatibility with our strategies as a new independent company. Based on this analysis, in the fourth quarter of 2012, we committed to a plan to reorganize certain foreign subsidiaries and adjust their capital structures to better align with our business strategy as a new independent company. As part of this plan, we committed to a non-recurring remittance of certain foreign earnings and recorded an associated tax liability of $12.4 million. The remaining portion of this liability as of December 31, 2015 is $1.4 million. We have not provided deferred income taxes on the remaining undistributed earnings of foreign subsidiaries.

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

16.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2015 were:

	Year Ended December 31, 2015
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.2	$0.1	$—	$1.3
Plumbing	6.4	0.1	0.6	7.1
Security	8.1	5.3	—	13.4
Corporate	0.9	—	—	0.9
Total	$16.6	$5.5	$0.6	$22.7

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2015 related to severance costs to relocate a plumbing manufacturing facility in China and severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment, as well as severance costs in the Security and Cabinets segments, as well as Corporate.

Pre-tax restructuring and other charges for the year ended December 31, 2014 were:

	Year Ended December 31, 2014
		Other Charges (a)
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
		Other Charges (a)
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

(b)	Selling, general and administrative expenses

2013 restructuring and other charges related to supply chain initiatives.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/14	2015 Provision	Cash Expenditures(a)	Non-Cash Write-offs(b)	Balance at 12/31/15
Workforce reduction costs	$7.9	$13.3	$(11.2)	$0.4	$10.4
Asset disposals	—	0.7	—	(0.7)	—
Contract termination costs	—	0.2	—	(0.2)	—
Other	—	2.4	(0.7)	(1.2)	0.5
	$7.9	$16.6	$(11.9)	$(1.7)	$10.9

(a)	Cash expenditures primarily related to severance charges.

(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

(In millions)	Balance at 12/31/13	2014 Provision	Cash Expenditures(c)	Non-Cash Write-offs(d)	Balance at 12/31/14
Workforce reduction costs	$1.5	$8.1	$(3.1)	$1.4	$7.9
Contract termination costs	0.4	—	(0.4)	—	—
Other	—	(1.0)	(0.4)	1.5	—
	$1.9	$7.0	$(3.9)	$2.9	$7.9

(c)	Cash expenditures primarily related to severance charges.

(d)

Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions and the benefit from release of a foreign currency gain associated with the dissolution of a foreign entity

17.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2015 were $332.9 million, of which $311.8 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2015 were as follows:

(In millions)
2016	$28.9
2017	23.0
2018	15.5
2019	11.9
2020	7.9
Remainder	27.0
Total minimum rental payments	$114.2

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $34.9 million, $33.4 million and $29.0 million in 2015, 2014 and 2013, respectively.

Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2015, 2014 and 2013.

(In millions)	2015	2014	2013
Reserve balance at the beginning of the year	$13.0	$10.3	$9.4
Provision for warranties issued	29.9	24.9	18.3
Settlements made (in cash or in kind)	(28.3)	(23.6)	(17.4)
Acquisition	1.6	1.4	—
Foreign currency	(0.2)	—	—
Reserve balance at end of year	$16.0	$13.0	$10.3

18.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Cabinets segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home under brand names including Aristokraft, Diamond, Kitchen Craft, Mid-Continent, Kitchen Classics, Schrock, Omega, Homecrest, Ultracraft and StarMark. In addition, cabinets are distributed under the Thomasville Cabinetry brand names. The Plumbing segment manufactures or assembles and sells faucets, bath furnishings, accessories and kitchen sinks and waste disposals predominantly under the Moen and Waste King brands. The Doors segment includes residential fiberglass and steel entry door systems under the Therma-Tru brand name and urethane millwork product lines under the Fypon brand name. The Security segment includes locks, safety and security devices and electronic security products under the Master Lock brand name and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand name. Corporate expenses consist of headquarter administrative expenses and defined benefit plans costs, primarily interest costs and expected return on plan assets, as well as actuarial gains and losses arising from periodic remeasurement of our liabilities. Corporate assets primarily consist of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2015	2014	2013
Net sales:
Cabinets	$2,173.4	$1,787.5	$1,642.2
Plumbing	1,414.5	1,331.0	1,287.0
Doors	439.1	413.9	371.6
Security	552.4	481.2	402.8
Net sales	$4,579.4	$4,013.6	$3,703.6

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2015, 2014 and 2013. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 14%, 15% and 14% of net sales in 2015, 2014 and 2013, respectively. Net sales to Lowe’s were 14%, 14% and 14% of net sales in 2015, 2014 and 2013, respectively.

(In millions)	2015	2014	2013

Operating income:
Cabinets	$192.4	$137.9	$97.1
Plumbing	285.4	258.9	228.3
Doors	44.0	29.2	15.3
Security	55.9	49.4	55.4
Less: Corporate expenses(a)	(81.6)	(71.9)	(73.1)
Operating income	$496.1	$403.5	$323.0
(a) Below is a table detailing Corporate expenses:
General and administrative expense	$(70.1)	$(67.0)	$(78.0)
Defined benefit plan income	6.1	8.8	10.1
Recognition of defined benefit plan actuarial losses	(2.5)	(13.7)	(5.2)
Norcraft transaction costs(b)	(15.1)	—	—
Total Corporate expenses	$(81.6)	$(71.9)	$(73.1)

(b)	Representing external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

(In millions)	2015	2014	2013
Total assets:
Cabinets	$2,364.0	$1,603.6	$1,588.0
Plumbing	1,341.4	1,270.2	1,176.3
Doors	483.9	459.3	462.0
Security	520.7	528.5	361.8
Corporate	168.6	110.7	185.9
Continuing operations	4,878.6	3,972.3	3,774.0
Discontinued operations	—	80.6	404.1
Total assets	$4,878.6	$4,052.9	$4,178.1

Depreciation expense:
Cabinets	$38.1	$31.0	$29.3
Plumbing	21.3	18.5	16.7
Doors	11.2	11.7	11.4
Security	19.5	10.0	8.2
Corporate	3.4	2.0	1.3
Continuing operations	93.5	73.2	66.9
Discontinued operations	—	9.7	10.3
Depreciation expense	$93.5	$82.9	$77.2

Amortization of intangible assets:
Cabinets	$14.3	$8.0	$5.1
Plumbing	1.2	—	—
Doors	3.8	3.8	3.8
Security	2.3	1.3	0.5
Continuing operations	21.6	13.1	9.4
Discontinued operations	—	2.8	3.8
Amortization of intangible assets	$21.6	$15.9	$13.2

Capital expenditures:
Cabinets	$61.3	$64.0	$36.4
Plumbing	27.2	25.8	25.3
Doors	13.3	10.9	7.3
Security	17.3	16.2	12.6
Corporate	9.4	4.8	2.5
Continuing operations	128.5	121.7	84.1
Discontinued operations	—	5.8	12.6
Capital expenditures, gross	128.5	127.5	96.7
Less: proceeds from disposition of assets	(2.5)	(0.7)	(2.2)
Capital expenditures, net	$126.0	$126.8	$94.5

Net sales by geographic region(a):
United States	$3,892.9	$3,313.1	$3,046.5
Canada	385.1	405.8	413.2
China and other international	301.4	294.7	243.9
Net sales	$4,579.4	$4,013.6	$3,703.6

Property, plant and equipment, net(b):
United States	$498.9	$429.1	$378.0
Mexico	74.2	72.5	50.8
Canada	39.4	28.4	29.4
China and other international	15.4	9.8	10.1
Property, plant and equipment, net	$627.9	$539.8	$468.3

(a)	Based on country of destination

(b)	Purchases of property, plant and equipment not yet paid for as of December 31, 2015, 2014 and 2013 were $16.1 million, $4.2 million and $0.2 million, respectively.

19.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2015	1st	2nd	3rd	4th	Full Year
Net sales	$950.8	$1,165.1	$1,238.8	$1,224.7	$4,579.4
Gross profit	316.9	410.4	434.5	420.1	1,581.9
Operating income	67.3	128.2	160.3	140.3	496.1
Income from continuing operations, net of tax	40.9	78.0	100.0	87.6	306.5
Income (loss) from discontinued operations, net of tax	(0.6)	1.4	7.8	0.4	9.0
Net income	40.3	79.4	107.8	88.0	315.5
Net income attributable to Fortune Brands	40.0	79.7	107.5	87.8	315.0
Basic earnings (loss) per common share
Continuing operations	0.26	0.49	0.62	0.55	1.92
Discontinued operations	(0.01)	0.01	0.05	—	0.05
Net income attributable to Fortune Brands	0.25	0.50	0.67	0.55	1.97
Diluted earnings (loss) per common share
Continuing operations	0.25	0.48	0.61	0.54	1.88
Discontinued operations	—	0.01	0.05	—	0.05
Net income attributable to Fortune Brands	0.25	0.49	0.66	0.54	1.93

2014	1st	2nd	3rd	4th	Full Year
Net sales	$889.1	$1,027.2	$1,057.7	$1,039.6	$4,013.6
Gross profit	295.3	361.8	368.0	341.8	1,366.9
Operating income	69.3	125.5	129.5	79.2	403.5
Income from continuing operations, net of tax	46.3	86.3	84.5	56.5	273.6
Income (loss) from discontinued operations, net of tax	(5.1)	7.3	(105.4)	(11.1)	(114.3)
Net income	41.2	93.6	(20.9)	45.4	159.3
Net income attributable to Fortune Brands	40.8	93.3	(21.1)	45.1	158.1
Basic earnings (loss) per common share
Continuing operations	0.28	0.52	0.53	0.36	1.68
Discontinued operations	(0.03)	0.05	(0.66)	(0.07)	(0.70)
Net income attributable to Fortune Brands	0.25	0.57	(0.13)	0.29	0.98
Diluted earnings (loss) per common share
Continuing operations	0.27	0.51	0.52	0.35	1.64
Discontinued operations	(0.03)	0.04	(0.65)	(0.07)	(0.69)
Net income attributable to Fortune Brands	0.24	0.55	(0.13)	0.28	0.95

In 2015, we recorded pre-tax defined benefit plan actuarial losses of $2.5 million — $2.8 million ($1.8 million after tax or $0.01 million per diluted share) in the third quarter, and $(0.3) million ($(0.2) million after tax or zero per diluted share) in the fourth quarter.

In 2014, we recorded pre-tax defined benefit plan actuarial losses of $13.7 million—$0.6 million ($0.4 million after tax or zero per diluted share) in the first quarter, $1.1 million ($0.7 million after tax or $0.01 million per diluted share) in the third quarter, and $12.0 million ($7.6 million after tax or $0.04 per diluted share) in the fourth quarter.

20.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2015	2014	2013
Income from continuing operations, net of tax	$306.5	$273.6	$209.0
Less: Noncontrolling interests	0.5	1.2	1.2
Income from continuing operations for EPS	306.0	272.4	207.8
Income (loss) from discontinued operations	9.0	(114.3)	21.9
Net income attributable to Fortune Brands	$315.0	$158.1	$229.7
Earnings (loss) per common share
Basic
Continuing operations	$1.92	$1.68	$1.26
Discontinued operations	0.05	(0.70)	0.13
Net income attributable to Fortune Brands common stockholders	$1.97	$0.98	$1.39
Diluted
Continuing operations	$1.88	$1.64	$1.21
Discontinued operations	0.05	(0.69)	0.13
Net income attributable to Fortune Brands common stockholders	$1.93	$0.95	$1.34
Basic average shares outstanding	159.5	161.8	165.5
Stock-based awards	3.5	4.5	5.8
Diluted average shares outstanding	163.0	166.3	171.3
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.7	0.5	0.4

21.    Other Expense, Net

The components of other expense, net for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In millions)	2015	2014	2013
Asset impairment charges	$—	$1.6	$6.2
Other items, net	4.3	(0.4)	(0.9)
Total other expense, net	$4.3	$1.2	$5.3

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2015, ten such instances have not been dismissed, settled or otherwise resolved. In calendar year 2015, none of our subsidiaries were identified as a PRP in any new instances and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have an adverse effect on our results of operations, cash flows or financial condition. At December 31, 2015 and 2014, we had accruals of $2.8 million, relating to environmental compliance and clean up including, but not limited to, the above mentioned Superfund sites.

23.    Subsequent Event

On February 16, 2016, the Company’s Board of Directors authorized the repurchase of up to $400 million of shares of the Company’s common stock over the two years ending February 16, 2018. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands Home & Security, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Norcraft from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in purchase business combinations during 2015. We have also excluded Norcraft from our audit of internal control over financial reporting. Norcraft is a wholly-owned subsidiary whose total assets and total revenues represent 17% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2016

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The Company acquired Norcraft Companies, Inc. (“Norcraft”) in May 2015, and therefore as permitted by the Securities and Exchange Commission, we excluded Norcraft from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2015. The total assets and total revenues of Norcraft represented 17% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2016 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

The Company’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is available, free of charge, on the Company’s website, http://ir.fbhs.com/corporate-governance.cfm. A copy of the Code of Ethics for Senior Financial Officers is also available and will be sent to stockholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Ethics for Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11.	Executive Compensation.

See the information under the captions “Board Committees — Compensation Committee,” “Compensation Discussion and Analysis,” “2015 Executive Compensation” and “Compensation Committee Report” contained in the 2016 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2016 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2016 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2016 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2016 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2015 and 2014 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 91.

(3)	Exhibits

See Exhibit Index that follows the Signature page contained herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 25, 2016	By:	/S/ CHRISTOPHER J. KLEIN
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

/S/ CHRISTOPHER J. KLEIN	/S/ A.D. DAVID MACKAY*
Christopher J. Klein, Chief Executive Officer and Director (principal executive officer) Date: February 25, 2016	A.D. David Mackay, Director Date: February 25, 2016

/s/ E. LEE WYATT, JR.	/s/ JOHN G. MORIKIS*
E. Lee Wyatt, Jr., Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 25, 2016	John G. Morikis, Director Date: February 25, 2016

/s/ DANNY LUBURIC	/s/ DAVID M. THOMAS*
Danny Luburic, Vice President — Controller (principal accounting officer) Date: February 25, 2016	David M. Thomas, Director Date: February 25, 2016

/S/ RICHARD A. GOLDSTEIN*	/s/ RONALD V. WATERS, III*
Richard A. Goldstein, Director Date: February 25, 2016	Ronald V. Waters, III, Director Date: February 25, 2016

/S/ ANN FRITZ HACKETT*	/s/ NORMAN H. WESLEY*
Ann Fritz Hackett, Director Date: February 25, 2016	Norman H. Wesley, Director Date: February 25, 2016

/s/ SUSAN S. KILSBY*
Susan S. Kilsby, Director Date: February 25, 2016

*By:	/s/ ROBERT K. BIGGART Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2015, 2014 and 2013

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions(a)	Business Acquisition(b)	Balance at End of Period
2015:
Allowance for cash discounts, returns and sales allowances	$45.1	$150.7	$145.5	$—	$50.3
Allowance for doubtful accounts	5.4	2.8	2.4	—	5.8
Allowance for deferred tax assets	12.0	6.4	—	1.3	19.7

2014:
Allowance for cash discounts, returns and sales allowances	$33.9	$129.6	$118.4	$—	$45.1
Allowance for doubtful accounts	5.8	1.3	1.7	—	5.4
Allowance for deferred tax assets	19.8	(7.8)	—	—	12.0

2013:
Allowance for cash discounts, returns and sales allowances	$32.7	$122.1	$120.9	$—	$33.9
Allowance for doubtful accounts	7.9	0.5	2.6	—	5.8
Allowance for deferred tax assets	18.8	1.0	—	—	19.8

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.

(b)	Represents a valuation allowance on an acquired net operating loss carryforward (Norcraft Canada)

Exhibit Index

2.1(i).	Stock Purchase Agreement dated August 19, 2014 by and among Fortune Brands Home & Security, Inc., Fortune Brands Windows & Doors, Inc. and Ply Gem Industries, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.†

2.1(ii).	Agreement and Plan of Merger, dated as of March 30, 2015, by and among Fortune Brands Home & Security, Inc., Tahiti Acquisition Corp. and Norcraft Companies, Inc. is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2015, Commission file number 1-35166. †

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012, Commission file number 1-35166.

3(ii).	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

4(i).	Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4(ii).	First Supplemental Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4(iii).	Form of global certificate for the Company’s 3.000% Senior Notes due 2020 is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4(iv).	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Indemnification Agreement, dated as of September 14, 2011, between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.3.	Credit Agreement, dated as of August 22, 2011, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

10.4.	Amendment no. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2013, Commission file number 1-35166.

Exhibit Index

10.5.	Amendment no. 2 to Credit Agreement dated August 20, 2014, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.

10.6.	$200,000,000 Credit Agreement, dated as of March 30, 2015, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2015, Commission file number 1-35166.

10.7.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.8.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.9.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.10.	Form of Founders Grant Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.11.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.12.	Form of 2012 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.13.	Form of 2012 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.14.	Form of 2012 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 22, 2012 Commission file number 1-35166.*

10.15.	Form of 2013 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.16.	Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

Exhibit Index

10.17.	Form of 2013 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 27, 2013 Commission file number 1-35166.*

10.18.	Form of 2014 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.19.	Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.20.	Form of 2014 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.21.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, E. Lee Wyatt Jr., Elizabeth Lane Nicholas I. Fink, Robert K. Biggart, Sheri R. Grissom, Charles E. Elias, and Edward A. Wiertel is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.22.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of Michael P. Bauer, David B. Lingafelter, Terrence P. Horan and David M. Randich is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.23.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.24.	Fortune Brands Home & Security, Inc. Long-Term Incentive Plan Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.25.	Fortune Brands Home & Security, Inc. Deferred Compensation Plan, effective November 1, 2015 is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2015, Commission file number 1-35166.*

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Index

101.	The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

* Indicates the exhibit is a management contract or compensatory plan or arrangement.

† The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.