Form 10-Q
period 2016-03-31
Fortune Brands Home & Security, Inc.
filed 2016-04-28
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 22, 2016 was 153,376,002.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2016 and 2015

(In millions, except per share amounts)

(Unaudited)

	2016	2015

Net sales	$1,106.5	$950.8

Cost of products sold	728.7	633.9
Selling, general and administrative expenses	270.2	241.4
Amortization of intangible assets	6.5	3.5
Restructuring charges	5.6	4.7

Operating income	95.5	67.3
Interest expense	11.8	3.4
Other (income) expense, net	(0.3)	1.7

Income from continuing operations before income taxes	84.0	62.2
Income tax	28.3	21.3

Income from continuing operations, net of tax	55.7	40.9
Loss from discontinued operations, net of tax	—	(0.6)

Net income	55.7	40.3
Less: Noncontrolling interests	—	0.3

Net income attributable to Fortune Brands	$55.7	$40.0

Basic earnings per common share
Continuing operations	$0.36	$0.26
Discontinued operations	—	(0.01)

Net income attributable to Fortune Brands common shareholders	$0.36	$0.25

Diluted earnings per common share
Continuing operations	$0.35	$0.25
Discontinued operations	—	—

Net income attributable to Fortune Brands common shareholders	$0.35	$0.25

Comprehensive income	$69.3	$20.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$253.6	$238.5
Accounts receivable, net	525.5	502.6
Inventories	597.9	555.6
Other current assets	104.3	121.3

Total current assets	1,481.3	1,418.0
Property, plant and equipment, net of accumulated depreciation	635.7	627.9
Goodwill	1,757.8	1,755.3
Other intangible assets, net of accumulated amortization	993.3	996.7
Other assets	74.7	77.8

Total assets	$4,942.8	$4,875.7

Liabilities and equity
Current liabilities
Notes payable to banks	$2.8	$0.8
Accounts payable	364.1	344.2
Other current liabilities	318.0	412.9

Total current liabilities	684.9	757.9
Long-term debt	1,619.2	1,168.7
Deferred income taxes	177.6	201.7
Accrued defined benefit plans	208.6	218.4
Other non-current liabilities	82.7	75.2

Total liabilities	2,773.0	2,421.9
Commitments and contingencies (see Note 17)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,620.1	2,602.2
Accumulated other comprehensive loss	(38.9)	(52.5)
Retained earnings	558.5	501.6
Treasury stock	(973.3)	(602.1)

Total Fortune Brands stockholders’ equity	2,168.1	2,450.9
Noncontrolling interests	1.7	2.9

Total equity	2,169.8	2,453.8

Total liabilities and equity	$4,942.8	$4,875.7

(a)	Common stock, par value $0.01 per share; 176.1 million shares and 175.2 million shares issued at March 31, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(In millions)

(Unaudited)

	2016	2015
Operating activities
Net income	$55.7	$40.3
Non-cash pre-tax expense:
Depreciation	24.3	20.5
Amortization	6.5	3.5
Stock-based compensation	7.4	5.6
Recognition of actuarial losses	0.9	—
Deferred income taxes	(25.1)	7.5
Restructuring charges	—	1.0
Amortization of deferred financing fees	0.4	—
Changes in assets and liabilities:
Increase in accounts receivable	(20.5)	(1.4)
Increase in inventories	(40.5)	(44.5)
Increase (decrease) in accounts payable	31.9	(8.6)
Decrease (increase) in other assets	16.8	(23.9)
Decrease in accrued expenses and other liabilities	(92.2)	(68.8)
Increase in accrued taxes	14.0	2.1

Net cash used in operating activities	(20.4)	(66.7)

Investing activities
Capital expenditures	(43.8)	(24.6)
Cost of acquisition, net of cash acquired	—	(6.3)
Proceeds from the disposition of assets	—	0.3

Net cash used in investing activities	(43.8)	(30.6)

Financing activities
Increase in short-term debt, net	2.0	—
Issuance of long-term debt	450.0	155.0
Repayment of long-term debt	(0.9)	(65.0)
Proceeds from the exercise of stock options	4.9	8.9
Treasury stock purchases	(362.7)	(0.4)
Excess tax benefit from the exercise of stock-based compensation	5.8	14.2
Dividends to stockholders	(24.4)	(22.3)
Other financing, net	(1.2)	—

Net cash provided by financing activities	73.5	90.4

Effect of foreign exchange rate changes on cash	5.8	(5.6)

Net increase (decrease) in cash and cash equivalents	$15.1	$(12.5)

Cash and cash equivalents at beginning of period	$238.5	$191.9
Cash and cash equivalents at end of period	$253.6	$179.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2016 and 2015

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	40.0	—	0.3	40.3
Other comprehensive income	—	—	(19.4)	—	—		(19.4)
Stock options exercised	—	8.9	—	—	—	—	8.9
Stock-based compensation	—	5.5	—	—	(13.5)	—	(8.0)
Tax benefit on exercise of stock options	—	14.1	—	—	—	—	14.1
Treasury stock purchase	—	—	—	—	(0.4)	—	(0.4)

Balance at March 31, 2015	$1.7	$2,545.8	$(26.1)	$319.5	$(546.2)	$3.9	$2,298.6

Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	55.7	—	—	55.7
Other comprehensive income	—	—	13.6	—	—	—	13.6
Stock options exercised	—	4.9	—	—	—	—	4.9
Stock-based compensation	—	7.4	—	—	(8.5)	—	(1.1)
Tax benefit on exercise of stock options	—	5.6	—	—	—	—	5.6
Treasury stock purchase	—	—	—	—	(362.7)	—	(362.7)
Other	—	—	—	1.2	—	—	1.2
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at March 31, 2016	$1.7	$2,620.1	$(38.9)	$558.5	$(973.3)	$1.7	$2,169.8

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

The condensed consolidated balance sheet as of March 31, 2016, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2016 and 2015 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The December 31, 2015 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were derived principally from the consolidated financial statements of the Company. In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft were included in the Company’s condensed consolidated statements of comprehensive income and statements of cash flow for the three months ended March 31, 2016 and the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”), our tool storage business. In accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo, were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2015. The cash flows from discontinued operations for the three months ending March 31, 2015 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 that requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The new standard also allows entities to withhold an amount up to an employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The new standard is effective for annual and interim periods beginning January 1, 2017. Early adoption is permitted, but all of the guidance must be adopted in the same period. We are assessing the impact the adoption of this standard will have on our financial statements.

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07, which eliminates the requirement to apply the equity method of accounting retrospectively when an entity obtains significant influence over a previously held investment. Previously, entities were required to retrospectively apply the equity method of accounting when obtaining significant influence over an investment (for example due to an increase in ownership). The new standard is effective beginning January 1, 2017. Earlier application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” that requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. The new standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued final guidance ASU 2016-01 that requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. The new standard is effective beginning January 1, 2018. Earlier application is permitted for certain provisions of the standard, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Simplifying Subsequent Measurement of Inventory

In July 2015, the FASB issued a final standard that simplifies the subsequent measurement of inventory by replacing the current standard of lower of cost or market test. Under the current guidance the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This new standard is effective for the annual period beginning January 1, 2017 (calendar year 2017 for Fortune Brands). Earlier application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). Further, in March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net) in its new revenue recognition standard. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2016	December 31, 2015
Inventories:
Raw materials and supplies	$249.5	$237.8
Work in process	60.8	60.2
Finished products	287.6	257.6

Total inventories	$597.9	$555.6

Property, plant and equipment, gross	$1,577.4	$1,551.7
Less: accumulated depreciation	941.7	923.8

Property, plant and equipment, net	$635.7	$627.9

4.	Acquisitions

In May 2015, we completed our tender offer to purchase all of the outstanding shares of common stock of Norcraft, a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income for this acquired business in the three months ended March 31, 2016 were approximately $89 million and $3 million (net of severance costs), respectively. The results of operations of Norcraft are included in the Cabinets segment from the date of acquisition. We incurred $15.2 million of Norcraft acquisition-related transaction costs. The goodwill expected to be deductible for income tax purposes is approximately $60.1 million.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$31.0
Inventories	28.7
Property, plant and equipment	45.7
Goodwill	304.9
Identifiable intangible assets	360.0
Other assets	9.3

Total assets	779.6
Deferred tax liabilities	101.3
Other liabilities and accruals	29.7

Net assets acquired (a)	$648.6

(a)	Net assets exclude $15.5 million of cash transferred to the Company as the result of the Norcraft acquisition.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available within the measurement period. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

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

The following unaudited pro forma summary presents consolidated financial information as if Norcraft had been acquired on January 1, 2014. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and Norcraft. The pro forma results include:

•	the effect of certain transactions recorded in historical financial statements of Norcraft (reflected in pro forma 2014),

•	estimated amortization of a definite-lived customer relationship intangible asset,

•	the estimated cost of the inventory adjustment to fair value (reflected in pro forma 2014),

•	interest expense associated with debt that would have been incurred in connection with the acquisition,

•	the reclassification of Norcraft transaction costs from 2015 to the first quarter of 2014, and

•	adjustments to conform accounting policies.

The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2014. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions, except per share amounts)	Three Months Ended March 31, 2015
Net sales	$1,045.2
Income from continuing operations	44.8

Basic earnings per common share	$0.28
Diluted earnings per common share	$0.27

In March 2015, we acquired a company for approximately $6 million in cash. This acquisition did not have a material impact on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Discontinued Operations

In September 2015, we completed the sale of Waterloo for approximately $14 million in cash, subject to certain post-closing adjustments. We recorded a pre-tax loss of $16.7 million as the result of this sale. Transaction and other sale-related costs were approximately $2.8 million. The estimated tax benefit on the sale was $26.5 million with the after-tax gain of $7.0 million recorded within discontinued operations. The estimated tax benefit resulted primarily from a tax loss in excess of the financial reporting loss as a result of prior period nondeductible asset impairments. Waterloo is presented as a discontinued operation in our financial statements beginning January 1, 2015 and through the date of sale in accordance with ASC 205 requirements. Prior to classifying Waterloo as a discontinued operation, it was reported in the Security segment.

The condensed consolidated statements of comprehensive income and condensed consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of Waterloo as discontinued operations.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2015.

(in millions)	Three Months Ended March 31, 2015
Net sales	$22.9

Loss from discontinued operations before income taxes	$(0.8)
Income taxes	(0.2)

Loss from discontinued operations, net of tax	$(0.6)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,757.8 million and $1,755.3 million as of March 31, 2016 and December 31, 2015. The $2.5 million increase was primarily due to foreign exchange adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2015 (a)	$937.7	$578.6	$143.0	$96.0	$1,755.3
Year-to-date translation adjustments	1.2	—	—	1.0	2.2
Acquisition-related adjustments	0.3	—	—	—	0.3

Goodwill at March 31, 2016 (a)	$939.2	$578.6	$143.0	$97.0	$1,757.8

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $993.3 million and $996.7 million as of March 31, 2016 and December 31, 2015, respectively. The $3.4 million decrease in gross identifiable intangible assets was due to the amortization of intangible assets, partially offset by foreign exchange adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

(In millions)	As of March 31, 2016			As of December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amounts	Amortization	Value	Amounts	Amortization	Value
Indefinite-lived tradenames	$641.3	$—	$641.3	$638.6	$—	$638.6

Amortizable intangible assets
Tradenames	16.4	(7.1)	9.3	19.1	(8.6)	10.5
Customer and contractual relationships	512.7	(184.4)	328.3	511.2	(177.4)	333.8
Patents/proprietary technology	57.9	(43.5)	14.4	54.7	(40.9)	13.8

Total	587.0	(235.0)	352.0	585.0	(226.9)	358.1

Total identifiable intangibles	$1,228.3	$(235.0)	$993.3	$1,223.6	$(226.9)	$996.7

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, ranging from 3 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates and other relevant factors.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets (Continued)

In the first quarter of 2016, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets.

7.	External Debt and Financing Arrangements

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On March 31, 2016 and December 31, 2015, the net carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $890.1 million and $889.7 million, respectively.

We have a $975 million committed revolving credit facility, as well as a term loan in the initial amount of $525 million, both of which expire in July 2018. Both facilities can be used for general corporate purposes. On March 31, 2016 and December 31, 2015, our outstanding borrowings under the revolving credit facility were $450.0 million and zero, respectively; the amounts outstanding under the term loan, net of debt issuance costs, were $279.1 million and $279.0 million, respectively. At March 31, 2016 and December 31, 2015, the current portion of long-term debt was zero. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at March 31, 2016, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At March 31, 2016, we were in compliance with all covenants under these facilities. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this new guidance did not impact the Company’s equity, results of operations or cash flows.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which $2.8 million and $0.8 million were outstanding, as of March 31, 2016 and December 31, 2015. The weighted-average interest rates on these borrowings were 1.4% and zero in the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2016 was $189.6 million, representing a net settlement liability of $2.1 million. Based on foreign exchange rates as of March 31, 2016, we estimate that $2.3 million of net foreign currency derivative losses included in other comprehensive income as of March 31, 2016 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 were:

(In millions)		Fair Value
	Location	March 31, 2016	December 31, 2015
Assets
Foreign exchange contracts	Other current assets	$1.6	$6.7
Net investment hedges	Other current assets	—	0.1

	Total assets	$1.6	$6.8

Liabilities
Foreign exchange contracts	Other current liabilities	$3.6	$3.1
Net investment hedges	Other current liabilities	0.1	—

	Total current liabilities	$3.7	$3.1

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2016 and 2015 were:

(In millions) Type of hedge		Gain Recognized in Income
	Location	March 31, 2016	March 31, 2015
Cash flow	Cost of products sold	$0.7	$1.0
Fair value	Other (income) expense, net	0.5	1.0

Total		$1.2	$2.0

The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of $(4.6) million and $3.9 million at March 31, 2016 and 2015, respectively. In the three months ended March 31, 2016 and 2015, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of March 31, 2016 and December 31, 2015 were as follows:

(In millions)	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$450.0	$450.0	$—	$—
Notes payable to bank	2.8	2.8	0.8	0.8
Term loan	279.1	280.0	279.0	280.0
Senior Notes	890.1	909.4	889.7	894.1

The estimated fair value of our term loan, revolving credit facility and notes payable to bank are determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 were as follows:

(In millions)	Fair Value
	March 31, 2016	December 31, 2015
Assets
Derivative financial instruments (level 2)	$1.6	$6.8
Deferred compensation program assets (level 2)	2.9	3.1

Total assets	$4.5	$9.9

Liabilities
Derivative financial instruments (level 2)	$3.7	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gains	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive loss	11.4	(3.9)	7.2	14.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.9)	(1.1)

Net current-period other comprehensive income (loss)	11.4	(4.1)	6.3	13.6

Balance at March 31, 2016	$(1.9)	$(2.0)	$(35.0)	$(38.9)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2016	2015
Gains on cash flow hedges
Foreign exchange contracts	$0.6	$1.0	Cost of products sold
	(0.4)	(0.5)	Tax expense

	$0.2	$0.5	Net of tax
Defined benefit plan items
Recognition of prior service cost	$2.3	$3.5	(a)
Recognition of actuarial losses	(0.9)	—	(a)

	1.4	3.5	Total before tax
	(0.5)	(1.4)	Tax expense

	$0.9	$2.1	Net of tax

Total reclassifications for the period	$1.1	$2.6	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2016 and 2015 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Service cost	$2.8	$3.2	$—	$—
Interest cost	8.7	8.5	0.1	0.2
Expected return on plan assets	(9.5)	(10.2)	—	—
Recognition of prior service credits	—	—	(2.3)	(3.5)
Recognition of actuarial losses	—	—	0.9	—

Net periodic benefit cost	$2.0	$1.5	$(1.3)	$(3.3)

In the first quarter of 2013, the Company communicated a plan amendment to reduce health benefits to certain retired employees. Due to the risk of litigation at the time of the initial communication, the Company elected to defer the full recognition of the benefit arising from the plan amendment. Following a favorable court decision in the first quarter of 2016, the Company determined that it was now probable that it would realize the benefit from the plan amendment. As a result, the Company performed a re-measurement of the affected retiree plan liability as of March 31, 2016. This remeasurement resulted in a $10.7 million reduction of accrued retiree benefit plan liabilities and a corresponding increase in prior service credits. These prior service credits will be amortized over the next 14 months. In addition, we recorded a $0.9 million actuarial loss during the first quarter of 2016. See Note 10, “Accumulated Other Comprehensive Loss,” for information on the impact of the remeasurement on other comprehensive loss.

12.	Income Taxes

The effective income tax rates for the three months ended March 31, 2016 and 2015 were 33.7% and 34.2%, respectively. The effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $1 million to $6 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2016 and 2015, respectively.

(In millions)	Three Months Ended March 31,
	2016	2015
Reserve balance at January 1,	$16.0	$13.0
Provision for warranties issued	7.1	7.1
Settlements made (in cash or in kind)	(6.7)	(6.6)

Reserve balance at March 31,	$16.4	$13.5

The increase of $2.9 million in product warranty liability as of March 31, 2016 compared to the same period of 2015 is primarily due to Norcraft acquisition.

14.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2016 and 2015 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015	% Change vs. Prior Year
Net Sales
Cabinets	$550.0	$411.1	33.8%
Plumbing	338.6	333.6	1.5
Doors	94.3	83.2	13.3
Security	123.6	122.9	0.6

Net sales	$1,106.5	$950.8	16.4%

Operating Income (Loss)
Cabinets	$35.7	$13.0	174.6%
Plumbing	71.5	63.8	12.1
Doors	4.2	(1.2)	nm
Security	5.6	8.0	(30.0)
Less: Corporate expenses	(21.5)	(16.3)	(31.9)

Operating income	$95.5	$67.3	41.9%

Corporate expenses
General and administrative expense	$(21.4)	$(17.9)
Defined benefit plan costs	0.8	1.6
Recognition of defined benefit plan actuarial losses	(0.9)	—

Total Corporate expenses	$(21.5)	$(16.3)	(31.9)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2016 and 2015 are shown below.

(In millions)	Three Months Ended March 31, 2016
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$1.8	$—	$1.8
Plumbing	0.4	—	0.4
Security	3.4	2.5	5.9

Total	$5.6	$2.5	$8.1

Restructuring and other charges in the first quarter of 2016 largely related to severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment and severance costs within our Cabinets segment.

(In millions)	Three Months Ended March 31, 2015
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$0.9	$—	$0.9
Plumbing	1.0	0.1	1.1
Security	1.9	—	1.9
Corporate	0.9	—	0.9

Total	$4.7	$0.1	$4.8

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first quarter of 2015 related to severance and supply chain initiatives.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/16
Workforce reduction costs	$10.4	$5.4	$(1.8)	$—	$14.0
Other	0.5	0.2	(0.3)	(0.1)	0.3

	$10.9	$5.6	$(2.1)	$(0.1)	$14.3

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2016	2015
Income from continuing operations, net of tax	$55.7	$40.9
Less: Noncontrolling interest	—	0.3

Income from continuing operations for EPS	55.7	40.6
Loss from discontinued operations	—	(0.6)

Net income attributable to Fortune Brands	$55.7	$40.0

Earnings (loss) per common share
Basic
Continuing operations	$0.36	$0.26
Discontinued operations	—	(0.01)

Net income attributable to Fortune Brands common stockholders	$0.36	$0.25
Diluted
Continuing operations	$0.35	$0.25
Discontinued operations	—	—

Net income attributable to Fortune Brands common stockholders	$0.35	$0.25

Basic average shares outstanding	155.7	158.8
Stock-based awards	2.8	3.8

Diluted average shares outstanding	158.5	162.6
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.6	0.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2016 and 2015. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2015, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance, pension contributions, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

OVERVIEW (Continued)

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

	Net Sales
(In millions)	2016	2015	% Change vs. Prior Year

Cabinets	$550.0	$411.1	33.8%
Plumbing	338.6	333.6	1.5
Doors	94.3	83.2	13.3
Security	123.6	122.9	0.6

Net sales	$1,106.5	$950.8	16.4%

	Operating Income (Loss)
	2016	2015	% Change vs. Prior Year

Cabinets	$35.7	$13.0	174.6%
Plumbing	71.5	63.8	12.1
Doors	4.2	(1.2)	nm
Security	5.6	8.0	(30.0)
Less: Corporate expenses	(21.5)	(16.3)	(31.9)

Operating income	$95.5	$67.3	41.9%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $155.7 million, or 16%. The increase was due to the benefit of the acquisition of Norcraft (approximately $89 million), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate cumulative raw material cost increases and favorable mix. These benefits were partially offset by an $11 million unfavorable impact of foreign exchange and higher sales rebates.

Cost of products sold

Cost of products sold increased $94.8 million, or 15%, due to the acquisition of Norcraft (approximately $62 million) and higher sales volume, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $28.8 million, or 12%, due to the acquisition of Norcraft (approximately $19 million) and higher employee-related costs.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $3.0 million due to the acquisition of Norcraft.

Restructuring charges

Restructuring charges of $5.6 million in the three months ended March 31, 2016 primarily related to severance within our Security and Cabinets segments. Restructuring charges in the three months ended March 31, 2015 were $4.7 million.

Operating income

Operating income increased $28.2 million, or 42%, primarily due to higher net sales, productivity improvements, favorable mix and a $3 million benefit from the Norcraft acquisition (net of severance costs).

Interest expense

Interest expense increased $8.4 million to $11.8 million due to higher average borrowings and higher average interest rates.

Other (income) expense, net

Other (income) expense, net, was income of $0.3 million in the three months ended March 31, 2016, compared to expense of $1.7 million in the three months ended March 31, 2015 due to favorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended March 31, 2016 and 2015 were 33.7% and 34.2%, respectively. The effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Noncontrolling interests

Noncontrolling interest was zero and $0.3 million in the three months ended March 31, 2016 and 2015, respectively.

Net income from continuing operations

Net income from continuing operations was $55.7 million in the three months ended March 31, 2016 compared to $40.9 million in the three months ended March 31, 2015. The increase of $14.8 million was due to higher operating income, partially offset by higher interest expense.

Loss from discontinued operations

The loss from discontinued operations improved to zero in the three months ended March 31, 2016 from $0.6 million in the three months ended March 31, 2015.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $138.9 million or 34%, due to the benefit of Norcraft acquisition (approximately $89 million), higher sales volume including the benefit from new product introductions, price increases to help mitigate cumulative raw material cost increases and favorable mix. These benefits were partially offset by a higher sales rebates and approximately $4 million of unfavorable foreign exchange.

Operating income of $35.7 million increased by $22.7 million compared to the same period of 2015 due to the increase in net sales including a $3 million benefit from the acquisition of Norcraft (net of severance costs) and favorable mix. These benefits were partially offset by a higher sales rebates and employee-related costs.

Plumbing

Net sales increased $5 million, or 2%, due to higher sales volume in the U.S. driven by improving U.S. market conditions and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $6 million and higher sales rebates.

Operating income increased $7.7 million, or 12%, due to an increase in net sales and productivity improvements.

Doors

Net sales increased $11.1 million, or 13%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, favorable mix and price increases to help mitigate cumulative raw material cost increases.

Operating income of $4.2 million increased by $5.4 million compared to the operating loss of $1.2 million for the same period of 2015. The increase was principally due to higher net sales and productivity improvements.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Security

Net sales of $123.6 million increased by $0.7 million compared to the same period in 2015. During the quarter, net sales increased due to higher sales volume and price increases to help mitigate cumulative raw material cost increases. These benefits were offset by the impact of exiting certain product lines and unfavorable foreign exchange of approximately $1 million.

Operating income decreased $2.4 million, or 30%, due to $4 million of higher restructuring and other charges primarily relating to the relocation of a manufacturing facility, partially offset by an increase in net sales.

Corporate

Corporate expenses increased $5.2 million principally due to higher employee-related costs, lower defined benefit plan income and defined benefit plan actuarial losses in the current year period.

(In millions)	Three Months Ended
	March 31,
	2016	2015
General and administrative expense	$(21.4)	$(17.9)
Defined benefit plan income	0.8	1.6
Defined benefit plan recognition of actuarial losses	(0.9)	—

Total Corporate expenses	$(21.5)	$(16.3)

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit facilities. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2015, our Board of Directors increased the quarterly cash dividend by 14% to $0.16 per share of our outstanding common stock.

In the first quarter of 2016, we repurchased 7.6 million shares of our outstanding common stock under the Company’s share repurchase programs for $362.7 million. As of March 31, 2016, the Company’s total remaining share repurchase authorization under the remaining program was approximately $285 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2015 entitled “Item 1A. Risk Factors.”

Acquisitions and divestitures in 2015 included:

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

On March 31, 2016, we had cash and cash equivalents of $253.6 million, of which $202.5 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On March 31, 2016, the carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $890.1 million.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

We have a $975 million committed revolving credit facility, as well as $280 million term loan (gross carrying amount), both of which expire in July 2018. Both facilities can be used for general corporate purposes. On March 31, 2016 and December 31, 2015, net carrying value of our borrowings in aggregate under the revolving credit facilities and term loan were $729.1 million and $279.0 million, respectively. The interest rates under all of these facilities are variable based on LIBOR at the time of the borrowing and the Company’s leverage as measured by a debt to Adjusted EBITDA ratio. Based upon the Company’s debt to Adjusted EBITDA ratio at March 31, 2016, the Company’s borrowing rate could range from LIBOR + 1.0% to LIBOR + 2.0%. At March 31, 2016, we were in compliance with all covenants under these facilities.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2016 and 2015.

(In millions)	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(20.4)	$(66.7)
Net cash used in investing activities	(43.8)	(30.6)
Net cash provided by financing activities	73.5	90.4
Effect of foreign exchange rate changes on cash	5.8	(5.6)

Net increase (decrease) in cash and cash equivalents	$15.1	$(12.5)

Net cash used in operating activities was $20.4 million in the three months ended March 31, 2016 compared to $66.7 million in the three months ended March 31, 2015. The decrease in cash used of $46.3 million was primarily due to smaller build in working capital in 2016 compared to 2015 and higher net income.

Net cash used in investing activities was $43.8 million in the three months ended March 31, 2016 compared to $30.6 million in the three months ended March 31, 2015. The increase in cash used of $13.2 million was due to $19.2 million of higher capital spending partially offset by the cost of acquisitions of $6.3 million in 2015.

Net cash provided by financing activities was $73.5 million in the three months ended March 31, 2016 compared to $90.4 million in the three months ended March 31, 2015. The decrease in cash provided of $16.9 million was primarily due to higher share repurchases in 2016 compared to 2015 ($362.3 million), partially offset by higher net borrowings of $361.1 million.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2015, the fair value of our total pension plan assets was $561.9 million, representing 74% of the accumulated benefit obligation liability. In 2016, we expect to make pension contributions of approximately $1 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have investments in various foreign countries, principally Canada, Mexico, China and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 that requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The new standard also allows entities to withhold an amount up to an employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The new standard is effective for annual and interim periods beginning January 1, 2017. Early adoption is permitted, but all of the guidance must be adopted in the same period. We are assessing the impact the adoption of this standard will have on our financial statements.

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07, which eliminates the requirement to apply the equity method of accounting retrospectively when an entity obtains significant influence over a previously held investment. Previously, entities were required to retrospectively apply the equity method of accounting when obtaining significant influence over an investment (for example due to an increase in ownership). The new standard is effective beginning January 1, 2017. Earlier application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” that requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. The new standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued final guidance ASU 2016-01 that requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. The new standard is effective beginning January 1, 2018. Earlier application is permitted for certain provisions of the standard, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Simplifying Subsequent Measurement of Inventory

In July 2015, the FASB issued a final standard that simplifies the subsequent measurement of inventory by replacing the current standard of lower of cost or market test. Under the current guidance the subsequent measurement of inventory is measured at the lower of cost or market, where “market” may have multiple possible outcomes. The new guidance requires subsequent measurement of inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell (completion, disposal, and transportation). This new standard is effective for the annual period beginning January 1, 2017 (calendar year 2017 for Fortune Brands). Earlier application is permitted, however we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). Further, in March 2016, the FASB issued the final guidance to clarify the principal versus agent guidance (i.e., whether an entity should report revenue gross or net) in its new revenue recognition standard. We are assessing the impact the adoption of this standard will have on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2016 and 2015. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2016:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2016	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	2,094,611	$47.74	2,094,611	$147,562,038
February 1 – February 29	5,553,059	47.30	5,553,059	284,870,273
March 1 – March 31	—	—	—	284,870,273

Total	7,647,670	$47.43	7,647,670

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
September 30, 2014	September 30, 2014	$250 million	September 30, 2016 (program completed during February 2016)
February 16, 2016	February 22, 2016	$400 million	February 16, 2018

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.+

10.2*	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.+

10.3*	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.+

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: April 28, 2016

/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.+

10.2*	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.+

10.3*	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.+

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Indicates the exhibit is a management contract or compensatory plan or arrangement.