Form 10-Q
period 2016-06-30
Fortune Brands Home & Security, Inc.
filed 2016-08-04
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 22, 2016 was 153,902,132.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2016 and 2015

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Net sales	$2,404.3	$2,115.9	$1,297.8	$1,165.1

Cost of products sold	1,551.8	1,388.6	823.1	754.7
Selling, general and administrative expenses	546.9	512.4	276.7	271.0
Amortization of intangible assets	13.1	8.6	6.6	5.1
Restructuring charges	9.3	10.8	3.7	6.1

Operating income	283.2	195.5	187.7	128.2
Interest expense	25.7	9.4	13.9	6.0
Other (income) expense, net	(0.7)	3.2	(0.4)	1.5

Income from continuing operations before income taxes	258.2	182.9	174.2	120.7
Income taxes	72.1	64.0	49.1	42.7

Income from continuing operations, net of tax	186.1	118.9	125.1	78.0
Income from discontinued operations, net of tax	—	0.8	—	1.4

Net income	186.1	119.7	125.1	79.4
Less: Noncontrolling interests	(0.1)	—	(0.1)	(0.3)

Net income attributable to Fortune Brands	$186.2	$119.7	$125.2	$79.7

Basic earnings per common share
Continuing operations	$1.20	$0.75	$0.82	$0.49
Discontinued operations	—	—	—	0.01

Net income attributable to Fortune Brands common shareholders	$1.20	$0.75	$0.82	$0.50

Diluted earnings per common share
Continuing operations	$1.18	$0.73	$0.80	$0.48
Discontinued operations	—	0.01	—	0.01

Net income attributable to Fortune Brands common shareholders	$1.18	$0.74	$0.80	$0.49

Comprehensive income	$199.3	$101.9	$124.7	$81.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$278.7	$238.5
Accounts receivable, net	569.3	502.6
Inventories	580.5	555.6
Other current assets	114.1	121.3

Total current assets	1,542.6	1,418.0
Property, plant and equipment, net of accumulated depreciation	643.2	627.9
Goodwill	1,793.8	1,755.3
Other intangible assets, net of accumulated amortization	1,039.3	996.7
Other assets	79.0	77.8

Total assets	$5,097.9	$4,875.7

Liabilities and equity
Current liabilities
Notes payable to banks	$3.2	$0.8
Accounts payable	366.1	344.2
Other current liabilities	348.6	412.9

Total current liabilities	717.9	757.9
Long-term debt	1,600.4	1,168.7
Deferred income taxes	189.6	201.7
Accrued defined benefit plans	210.7	218.4
Other non-current liabilities	96.7	75.2

Total liabilities	2,815.3	2,421.9

Commitments and contingencies (see Note 17)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,628.0	2,602.2
Accumulated other comprehensive loss	(39.3)	(52.5)
Retained earnings	664.4	501.6
Treasury stock	(973.8)	(602.1)

Total Fortune Brands stockholders’ equity	2,281.0	2,450.9
Noncontrolling interests	1.6	2.9

Total equity	2,282.6	2,453.8

Total liabilities and equity	$5,097.9	$4,875.7

(a)	Common stock, par value $0.01 per share; 176.8 million shares and 175.2 million shares issued at June 30, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(In millions)

(Unaudited)

	2016	2015
Operating activities
Net income	$186.1	$119.7
Non-cash pre-tax expense:
Depreciation	46.7	41.6
Amortization	13.1	8.6
Stock-based compensation	16.4	13.6
Recognition of actuarial losses	0.9	—
Deferred income taxes	(25.0)	1.2
Restructuring charges	(0.1)	1.0
Amortization of deferred financing costs	2.0	0.1
Changes in assets and liabilities:
Increase in accounts receivable	(59.5)	(68.0)
Increase in inventories	(11.8)	(52.0)
Increase (decrease) in accounts payable	35.2	(1.4)
Increase in other assets	(11.5)	(13.8)
Decrease in accrued expenses and other liabilities	(41.0)	(16.3)
Increase in accrued taxes	13.5	21.1

Net cash provided by operating activities	165.0	55.4

Investing activities
Capital expenditures(a)	(74.7)	(54.6)
Proceeds from the disposition of assets	0.3	0.4
Cost of acquisitions, net of cash acquired	(81.2)	(652.5)

Net cash used in investing activities	(155.6)	(706.7)

Financing activities
Increase in short-term debt, net	2.4	—
Issuance of long-term debt	665.0	1,748.9
Repayment of long-term debt	(235.0)	(1,031.3)
Proceeds from the exercise of stock options	14.5	13.1
Treasury stock purchases	(362.7)	(0.4)
Excess tax benefit from the exercise of stock-based compensation	—	16.4
Employee withholding taxes paid related to stock-based compensation	(9.0)	(13.6)
Dividends to stockholders	(49.0)	(44.6)
Other financing, net	—	(1.2)

Net cash provided by financing activities	26.2	687.3

Effect of foreign exchange rate changes on cash	4.6	(4.4)

Net increase in cash and cash equivalents	$40.2	$31.6

Cash and cash equivalents at beginning of period	$238.5	$191.9
Cash and cash equivalents at end of period	$278.7	$223.5

(a)	Capital expenditures of $12.1 million and $1.4 million that have not been paid during the six months ended June 30, 2016 and 2015, respectively, were excluded from the Statements of Cash Flows.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2016 and 2015

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	119.7	—	—	119.7
Other comprehensive loss	—	—	(17.8)	—	—	—	(17.8)
Stock options exercised	—	13.1	—	—	—	—	13.1
Stock-based compensation	—	13.6	—	—	(13.7)	—	(0.1)
Tax benefit on exercise of stock options	—	15.9	—	—	—	—	15.9
Treasury stock purchase	—	—	—	—	(0.4)	—	(0.4)
Dividends ($0.14 per common share)	—	—	—	(22.5)	—	—	(22.5)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at June 30, 2015	$1.7	$2,559.9	$(24.5)	$376.7	$(546.4)	$2.4	$2,369.8

Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	186.2	—	(0.1)	186.1
Other comprehensive income	—	—	13.2	—	—	—	13.2
Stock options exercised	—	14.6	—	—	—	—	14.6
Stock-based compensation	—	16.4	—	—	(9.0)	—	7.4
Treasury stock purchase	—	—	—	—	(362.7)	—	(362.7)
Dividends ($0.16 per common share)	—	—	—	(23.4)	—	—	(23.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Other (see Note 9)	—	(5.2)	—	—	—	—	(5.2)

Balance at June 30, 2016	$1.7	$2,628.0	$(39.3)	$664.4	$(973.8)	$1.6	$2,282.6

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

The condensed consolidated balance sheet as of June 30, 2016, the related condensed consolidated statements of comprehensive income for the six and three-month periods ended June 30, 2016 and 2015 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were derived from the consolidated financial statements of the Company. In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft were included in the Company’s condensed consolidated statements of comprehensive income and statements of cash flow for the three and six months ended June 30, 2016 and the condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015. In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”), our tool storage business. In accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo, were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the six months ended June 30, 2015. The cash flows from discontinued operations for the six months ending June 30, 2015 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude this discontinued operation.

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

We have early adopted this standard as of June 30, 2016. As a result, during the second quarter we reclassified the year-to-date 2016 excess tax benefit of $14.2 million and the second quarter benefit of $9 million from paid-in capital (statements of equity) into the income taxes line on the statements of comprehensive income. The adoption did not impact the existing classification of the awards.

We have also reclassified the year-to date 2016 excess tax benefits from the exercise of stock based compensation of $14.2 million from financing activities into operating activities in the statement of cash flows for the six months ended June 30, 2016. This amendment was adopted prospectively and therefore, we have not adjusted the prior periods presented. Additionally, we have reclassified $9 million and $13.6 million of employee withholding taxes paid from operating into financing activities in the statement of cash flows for the six months ended June 30, 2016 and June 30, 2015, respectively, as required by ASU 2016-09 (adopted retrospectively).

The adoption of the standard resulted in an increase of $0.09 in basic and diluted earnings per common share for six months ended June 30, 2016 and an increase of $0.06 in basic and diluted earnings per common share for three months ended June 30, 2016.

Following the adoption of the new standard, we have elected to continue estimating the number of awards expected to be forfeited and adjust our estimate on an ongoing basis.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments, standby letters of credit). The standard will replace the “incurred loss” approach under the current guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss”. The new standard is effective beginning January 1, 2020 and early application is permitted but not earlier than January 1, 2019. We are assessing the impact the adoption of this standard will have on our financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During the first half of 2016, the FASB issued the final amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard. We expect to complete our assessment of the impact of adoption in the second quarter of 2017 and finalize the adoption process of the new revenue standard by the end of 2017.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2016	December 31, 2015
Inventories:
Raw materials and supplies	$236.8	$237.8
Work in process	50.9	60.2
Finished products	292.8	257.6

Total inventories	$580.5	$555.6

Property, plant and equipment, gross	$1,594.8	$1,551.7
Less: accumulated depreciation	951.6	923.8

Property, plant and equipment, net	$643.2	$627.9

4.	Acquisitions

In May 2016, we acquired a premium showroom brand company specializing in bath and shower fittings, for a total purchase price of $88.4 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the three months ended June 30, 2016 were not material to the Company. The results of operations are included in the Plumbing segment.

In May 2015, we completed our tender offer to purchase all of the outstanding shares of common stock of Norcraft, a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. This transaction is expected to strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities. Net sales and operating income of Norcraft in the second quarter of 2016 were approximately $106 million and $15 million, respectively, and in the first six months of 2016 were approximately $196 million and $18 million (net of $2 million of severance costs), respectively. Net sales for Norcraft for the six and three months ended June 30, 2015 were approximately $46 million from the date of acquisition, while operating income was not material to the Company. The results of operations of Norcraft are included in the Cabinets segment. We incurred $15.1 million of Norcraft acquisition-related transaction costs during the year ended December 31, 2015. The goodwill expected to be deductible for income tax purposes is approximately $60.4 million.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

The following table summarizes the final allocation of the purchase price to fair values of assets acquired and liabilities assumed as of the date of the Norcraft acquisition.

(In millions)
Accounts receivable	$30.8
Inventories	28.6
Property, plant and equipment	45.3
Goodwill	306.0
Identifiable intangible assets	360.0
Other assets	9.4

Total assets	780.1
Deferred tax liabilities	100.1
Other liabilities and accruals	31.4

Net assets acquired (a)	$648.6

(a)	Net assets exclude $15.5 million of cash transferred to the Company as the result of the Norcraft acquisition.

Goodwill includes expected sales and cost synergies. Identifiable intangible assets consist of an indefinite-lived tradename of $150 million and customer relationships of $210 million. The useful life of the customer relationships identifiable intangible asset was estimated to be 20 years.

The following unaudited pro forma summary presents consolidated financial information as if Norcraft had been acquired on January 1, 2014. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and Norcraft. The pro forma results include:

•	estimated amortization of a definite-lived customer relationship intangible asset (amortized using the straight-line method),

•	the estimated cost of the inventory step-up to fair value,

•	interest expense associated with debt that would have been incurred in connection with the acquisition,

•	the reclassification of Norcraft transaction costs from 2015 to the first quarter of 2014, and

•	adjustments to conform accounting policies.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the Norcraft acquisition occurred on January 1, 2014. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions, except per share amounts)	Six Months Ended June 30, 2015	Three Months Ended June 30, 2015
Net sales	$2,258.3	$1,213.1
Income from continuing operations	134.9	90.1

Basic earnings per common share	$0.85	$0.57
Diluted earnings per common share	$0.83	$0.56

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

The following table summarizes the results of discontinued operations for the six and three months ended June 30, 2015.

(in millions)	Six Months Ended June 30, 2015	Three Months Ended June 30, 2015
Net sales	$50.4	$27.5

Income from discontinued operations before income taxes	$1.6	$2.4
Income taxes	0.8	1.0

Income from discontinued operations, net of tax	$0.8	$1.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,793.8 million and $1,755.3 million as of June 30, 2016 and December 31, 2015, respectively. The $38.5 million increase was primarily due to the acquisition of the plumbing company and finalization of Norcraft purchase accounting fair value adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2015 (a)	$937.7	$578.6	$143.0	$96.0	$1,755.3
Year-to-date translation adjustments	2.0	(0.5)	—	1.0	3.0
Acquisition-related adjustments	1.6	34.4	—	—	35.5

Goodwill at June 30, 2016 (a)	$941.3	$612.5	$143.0	$97.0	$1,793.8

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $1,039.3 million and $996.7 million, net of accumulated amortization, as of June 30, 2016 and December 31, 2015, respectively. The $58.5 million increase in gross identifiable intangible assets was due to the acquisition of a plumbing company and foreign exchange adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

(In millions)	As of June 30, 2016			As of December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amounts	Amortization	Value	Amounts	Amortization	Value
Indefinite-lived tradenames	$663.1	$—	$663.1	$638.6	$—	$638.6

Amortizable intangible assets
Tradenames	18.0	(8.8)	9.2	19.1	(8.6)	10.5
Customer and contractual relationships	542.0	(189.7)	352.3	511.2	(177.4)	333.8
Patents/proprietary technology	59.0	(44.3)	14.7	54.7	(40.9)	13.8

Total	619.0	(242.8)	376.2	585.0	(226.9)	358.1

Total identifiable intangibles	$1,282.1	$(242.8)	$1,039.3	$1,223.6	$(226.9)	$996.7

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets (Continued)

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, ranging from 3 to 30 years, based on the assessment of a number of factors that may impact useful life. Customer and contractual relationships are amortized using the straight-line method. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, and other relevant factors.

In the first half of 2016, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets.

7.	External Debt and Financing Arrangements

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount as of June 30, 2016, essentially remain the same. The revolving credit facility matures in June 2021 and borrowings thereunder will be used for general corporate purposes. On June 30, 2016 and December 31, 2015, our outstanding borrowings under these facilities, net of debt issuance costs relating to the term loan balance, were $710.0 million and $279.0 million, respectively. At June 30, 2016 and December 31, 2015, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of June 30, 2016, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million during the quarter. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this new guidance did not impact the Company’s equity, results of operations or cash flows.

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On June 30, 2016 and December 31, 2015, the net carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $890.4 million and $889.7 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which $3.2 million and $0.8 million were outstanding, as of June 30, 2016 and December 31, 2015, respectively. The weighted-average interest rates on these borrowings were 1.2% and 1.1% in the six and three-month periods ended June 30, 2016, respectively. There were no borrowings in the six and three-month periods ended June 30, 2015.

During the second quarter of 2016, the Company identified an immaterial prior period misstatement related to the classification of issuances and repayments of long-term debt within cash flows from financing activities in our Consolidated Statement of Cash Flows for the first quarter of 2016. As a result, the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 reflects an increase in issuances of long-term debt and corresponding increase in repayments of long-term debt of $60 million to present long-term debt cash flows on a gross basis. The misstatement does not have any impact on total cash flows from financing activities. The corresponding cash flow line items in the first quarter 2016 cash flow statement will be revised prospectively as the misstatement was considered to be immaterial.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates and commodity prices used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value. The counterparties to derivative contracts are major financial institutions. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial to the Company. In addition, from time to time, we enter into commodity swaps.

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Euro. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2016 was $207.9 million, representing a net settlement liability of $3.8 million. Based on foreign exchange rates as of June 30, 2016, we estimate that $3.6 million of net foreign currency derivative losses included in other comprehensive income as of June 30, 2016 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 were:

(In millions)		Fair Value
	Location	June 30, 2016	December 31, 2015
Assets
Foreign exchange contracts	Other current assets	$0.6	$6.7
Net investment hedges	Other current assets	0.3	0.1

	Total assets	$0.9	$6.8

Liabilities
Foreign exchange contracts	Other current liabilities	$4.7	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the six and three months ended June 30, 2016 and 2015 were:

(In millions)		Gain (Loss) Recognized in Income Six Months Ended June 30,
Type of hedge	Location	2016	2015
Cash flow	Cost of products sold	$(1.4)	$2.0
Fair value	Other (income) expense, net	1.0	2.7

Total		$(0.4)	$4.7

(In millions)		Gain (Loss) Recognized in Income Three Months Ended June 30,
Type of hedge	Location	2016	2015
Cash flow	Cost of products sold	$(2.1)	$1.0
Fair value	Other (income) expense, net	0.5	1.7

Total		$(1.6)	$2.7

The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of $(8.0) million and $2.0 million in the six months ended June 30, 2016 and 2015, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net losses of $3.4 million and $1.9 million in the three months ended June 30, 2016 and 2015, respectively. In the six and three months ended June 30, 2016 and 2015, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts and debt issuance costs and fair value of debt as of June 30, 2016 and December 31, 2015 were as follows:

(In millions)	June 30, 2016		December 30, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$710.0	$710.0	$—	$—
Notes payable to bank	3.2	3.2	0.8	0.8
Term loan	—	—	279.0	280.0
Senior Notes	890.4	942.3	889.7	894.1

The estimated fair value of our Senior Notes and term loan is determined primarily using broker quotes, which are level 2 inputs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 were as follows:

(In millions)	Fair Value
	June 30, 2016	December 31, 2015
Assets
Derivative financial instruments (level 2)	$0.9	$6.8
Deferred compensation program assets (level 2)	3.2	3.1

Total assets	$4.1	$9.9

Liabilities
Derivative financial instruments (level 2)	$4.7	$3.1
Joint Venture liability (level 3)	8.2	—

Total liabilities	$12.9	$3.1

During the second quarter of 2016, we entered into a joint venture arrangement with a partner to operate a manufacturing facility in China. Under the arrangement, we are required to make certain fixed payments to our partner each year starting in June 2017 and through June 2024 (final year of the agreement) and also purchase the outstanding preferred shares of our partner in 2024. We have recognized the fair value of $8.2 million (Joint Venture liability – see table above) of these contractual payments, including a redemption of the preferred shares, as of June 30, 2016 ($7.2 million within other non-current liabilities and $1.0 million due within one year in other current liabilities). We have also recognized the excess of $5.2 million of this liability fair value over the $3.0 million cash contributed by our partner within paid-in capital.

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive loss	15.0	(6.8)	6.7	14.9
Amounts reclassified from accumulated other comprehensive loss	—	1.6	(3.3)	(1.7)

Net current-period other comprehensive income (loss)	15.0	(5.2)	3.4	13.2

Balance at June 30, 2016	$1.7	$(3.1)	$(37.9)	$(39.3)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the six and three months ended June 30, 2016 and 2015 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2016	2015
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(1.2)	$2.1	Cost of products sold
Commodity contracts	(0.2)	(0.1)	Cost of products sold

	(1.4)	2.0	Total before tax
	(0.2)	(1.0)	Tax expense

	$(1.6)	$1.0	Net of tax
Defined benefit plan items
Recognition of prior service credits	$6.2	$7.0	(a)
Recognition of actuarial losses	(0.9)	—	(a)

	5.3	7.0	Total before tax
	(2.0)	(2.7)	Tax expense

	$3.3	$4.3	Net of tax

Total reclassifications for the period	$1.7	$5.3	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2016	2015
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(1.9)	$1.1	Cost of products sold
Commodity contracts	(0.1)	(0.1)	Cost of products sold

	(2.0)	1.0	Total before tax
	0.2	(0.5)	Tax expense

	$(1.8)	$0.5	Net of tax
Defined benefit plan items
Recognition of prior service credits	$3.9	$3.5	(a)
	(1.5)	(1.3)	Tax expense

	$2.4	$2.2	Net of tax

Total reclassifications for the period	$0.6	$2.7	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the six and three months ended June 30, 2016 and 2015 were as follows:

(In millions)	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Service cost	$5.6	$6.4	$—	$—
Interest cost	17.4	16.9	0.3	0.3
Expected return on plan assets	(19.0)	(20.4)	—	—
Recognition of prior service credits	—	—	(6.2)	(7.0)
Recognition of actuarial losses	—	—	0.9	—

Net periodic benefit cost (income)	$4.0	$2.9	$(5.0)	$(6.7)

(In millions)	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Service cost	$2.8	$3.2	$—	$—
Interest cost	8.7	8.4	0.2	0.1
Expected return on plan assets	(9.5)	(10.2)	—	—
Recognition of prior service credits	—	—	(3.9)	(3.5)

Net periodic benefit cost (income)	$2.0	$1.4	$(3.7)	$(3.4)

In the first quarter of 2013, the Company communicated a plan amendment to reduce health benefits to certain retired employees. Due to the risk of litigation at the time of the initial communication, the Company elected to defer the full recognition of the benefit arising from the plan amendment. Following a favorable court decision in the first quarter of 2016, the Company determined that it was now probable that it would realize the benefit from the plan amendment. As a result, the Company performed a re-measurement of the affected retiree plan liability as of March 31, 2016. This remeasurement resulted in a $10.7 million reduction of accrued retiree benefit plan liabilities and a corresponding increase in prior service credits. These prior service credits will be amortized over the next eleven months after June 30, 2016. In addition, we recorded a $0.9 million actuarial loss during the first quarter of 2016. See Note 10, “Accumulated Other Comprehensive Loss,” for information on the impact of the remeasurement on other comprehensive loss.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the six months ended June 30, 2016 and 2015 were 27.9% and 35.0%, respectively. The effective income tax rate in 2016 was favorably impacted by a $14.2 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation. The effective income tax rate in 2015 was unfavorably impacted by non-deductible acquisition costs associated with the Norcraft acquisition and restructuring charges for which the Company could not recognize a tax benefit. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

The effective income tax rates for the three months ended June 30, 2016 and 2015 were 28.2% and 35.4%, respectively. The effective income tax rate in 2016 was favorably impacted by a $9 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation. The effective income tax rate in 2015 was unfavorably impacted by non-deductible acquisition costs associated with the Norcraft acquisition and restructuring charges for which the Company could not recognize a tax benefit. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $1 million to $5 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2016 and 2015, respectively.

(In millions)	Six Months Ended June 30,
	2016	2015
Reserve balance at January 1,	$16.0	$13.0
Provision for warranties issued	14.4	14.5
Settlements made (in cash or in kind)	(14.3)	(13.5)
Acquisitions	—	1.6

Reserve balance at June 30,	$16.1	$15.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the six and three months ended June 30, 2016 and 2015 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2016	2015	% Change vs. Prior Year
Net Sales
Cabinets	$1,195.1	$962.0	24.2%
Plumbing	716.9	691.6	3.7
Doors	222.1	200.8	10.6
Security	270.2	261.5	3.3

Net sales	$2,404.3	$2,115.9	13.6%

Operating Income
Cabinets	$119.2	$67.9	75.6%
Plumbing	158.6	133.7	18.6
Doors	23.8	14.0	70.0
Security	21.8	26.5	(17.7)
Less: Corporate expenses	(40.2)	(46.6)	13.7

Operating income	$283.2	$195.5	44.9%

Corporate expenses
General and administrative expense	$(40.8)	$(35.0)
Defined benefit plan income	1.5	3.3
Recognition of defined benefit plan actuarial losses	(0.9)	—
Norcraft transaction costs(a)	—	(14.9)

Total Corporate expenses	$(40.2)	$(46.6)	13.7%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

	Three Months Ended June 30,
(In millions)	2016	2015	% Change vs. Prior Year
Net Sales
Cabinets	$645.1	$550.9	17.1%
Plumbing	378.3	358.0	5.7
Doors	127.8	117.6	8.7
Security	146.6	138.6	5.8

Net sales	$1,297.8	$1,165.1	11.4%

Operating Income
Cabinets	$83.5	$54.9	52.1%
Plumbing	87.1	69.9	24.6
Doors	19.6	15.2	28.9
Security	16.2	18.5	(12.4)
Less: Corporate expenses	(18.7)	(30.3)	38.3

Operating income	$187.7	$128.2	46.4%

Corporate expenses
General and administrative expense	$(19.4)	$(18.2)
Defined benefit plan income	0.7	1.7
Norcraft transaction costs(a)	—	(13.8)

Total Corporate expenses	$(18.7)	$(30.3)	38.3%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2016 and 2015 are shown below.

(In millions)	Six Months Ended June 30, 2016
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.8	$—	$—	$1.8
Plumbing	0.7	0.2	0.1	1.0
Security	6.8	2.5	—	9.3

Total	$9.3	$2.7	$0.1	$12.1

(In millions)	Six Months Ended June 30, 2015
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.0	$—	$—	$1.0
Plumbing	5.7	0.1	0.4	6.2
Security	3.2	—	—	3.2
Corporate	0.9	—	—	0.9

Total	$10.8	$0.1	$0.4	$11.3

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative expenses.

Restructuring and other charges in the first six months of 2016 primarily related to severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment and severance costs within our Cabinets segment.

Restructuring and other charges in the first six months of 2015 related to severance costs to relocate of a plumbing facility in China and severance within our Security and Cabinets segments and in Corporate, as well as supply chain initiatives.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

(In millions)	Three Months Ended June 30, 2016
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Plumbing	$0.3	$0.2	$0.1	$0.6
Security	3.4	—	—	3.4

Total	$3.7	$0.2	$0.1	$4.0

(In millions)	Three Months Ended June 30, 2015
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$0.1	$—	$—	$0.1
Plumbing	4.7	—	0.4	5.1
Security	1.3	—	—	1.3

Total	$6.1	$—	$0.4	$6.5

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative expenses.

Restructuring and other charges in the second quarter of 2016 primarily resulted from severance costs within our Security segment. Restructuring and other charges in the second quarter of 2015 primarily resulted from severance charges, mainly related to the relocation of a plumbing facility in China.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 6/30/16
Workforce reduction costs	$10.4	$7.6	$(6.6)	$—	$11.4
Other	0.5	1.7	(1.9)	(0.3)	—

	$10.9	$9.3	$(8.6)	$(0.3)	$11.4

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations, net of tax	$186.1	$118.9	$125.1	$78.0
Less: Noncontrolling interest	(0.1)	—	(0.1)	(0.3)

Income from continuing operations for EPS	186.2	118.9	125.2	78.3
Income from discontinued operations, net of tax	—	0.8	—	1.4

Net income attributable to Fortune Brands	$186.2	$119.7	$125.2	$79.7

Earnings per common share
Basic
Continuing operations	$1.20	$0.75	$0.82	$0.49
Discontinued operations	—	—	—	0.01

Net income attributable to Fortune Brands common stockholders	$1.20	$0.75	$0.82	$0.50
Diluted
Continuing operations	$1.18	$0.73	$0.80	$0.48
Discontinued operations	—	0.01	—	0.01

Net income attributable to Fortune Brands common stockholders	$1.18	$0.74	$0.80	$0.49

Basic average shares outstanding	154.5	159.2	153.4	159.5
Stock-based awards	3.8	3.6	3.8	3.5

Diluted average shares outstanding	158.3	162.8	157.2	163.0
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.7	0.9	0.6	1.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six months ended June 30, 2016 and 2015. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding business strategies, market potential, future financial performance, pension contributions, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, based on information available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our defined benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market recovers, we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions and joint ventures, and returning cash to shareholders through a combination of dividends and common stock repurchases under our share repurchase programs and other capital initiatives as explained in further detail under “Liquidity and Capital Resources” below.

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

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount as of June 30, 2016, essentially remain the same. The revolving credit facility matures in June 2021 and borrowings thereunder will be used for general corporate purposes.

In May 2016, we acquired a plumbing company specializing in bath and shower fittings, for a total purchase price of $88.4 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015

	Net Sales
(In millions)	2016	2015	% Change vs. Prior Year

Cabinets	$1,195.1	$962.0	24.2%
Plumbing	716.9	691.6	3.7
Doors	222.1	200.8	10.6
Security	270.2	261.5	3.3

Net sales	$2,404.3	$2,115.9	13.6%

	Operating Income
	2016	2015	% Change vs. Prior Year

Cabinets	$119.2	$67.9	75.6%
Plumbing	158.6	133.7	18.6
Doors	23.8	14.0	70.0
Security	21.8	26.5	(17.7)
Less: Corporate expenses	(40.2)	(46.6)	13.7

Operating income	$283.2	$195.5	44.9%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $288.4 million, or 14%. The increase was due to the benefit of the acquisition of Norcraft (approximately $150 million), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate cumulative raw material cost increases and favorable mix. These benefits were partially offset by unfavorable foreign exchange of $18 million and higher sales rebates.

Cost of products sold

Cost of products sold increased $163.2 million, or 12%, due to higher net sales including the impact of the acquisition of Norcraft (approximately $98 million), partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $34.5 million, or 7%, primarily due to the impact of the acquisition of Norcraft (approximately $32 million) and higher employee-related costs, partially offset by the absence of Norcraft transaction costs in 2016 ($14.9 million in 2015).

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $4.5 million primarily due to the acquisition of Norcraft.

Restructuring charges

Restructuring charges of $9.3 million in the six months ended June 30, 2016 primarily related to severance costs and charges associated with supply chain initiatives within our Security segment. Restructuring charges in the six months ended June 30, 2015 were $10.8 million.

Operating income

Operating income increased $87.7 million primarily due to higher net sales, productivity improvements and approximately $15 million benefit from the Norcraft acquisition (net of severance costs). These benefits were partially offset by higher employee-related costs and sales rebates. Operating income in 2015 was also impacted by $14.9 million of Norcraft transaction costs, which did not recur in 2016.

Interest expense

Interest expense increased $16.3 million to $25.7 million due to higher average borrowings and higher average interest rates.

Other (income) expense, net

Other (income) expense, net, was income of $0.7 million in the six months ended June 30, 2016, compared to expense of $3.2 million in the six months ended June 30, 2015. The increase was primarily due to favorable foreign currency adjustments.

Income taxes

The effective income tax rates for the six months ended June 30, 2016 and 2015 were 27.9% and 35.0%, respectively. The effective income tax rate in 2016 was favorably impacted by a $14.2 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation. The effective income tax rate in 2015 was unfavorably impacted by non-deductible acquisition costs associated with the Norcraft acquisition and restructuring charges for which the Company could not recognize a tax benefit. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $186.1 million in the six months ended June 30, 2016 compared to $118.9 million in the six months ended June 30, 2015. The increase of $67.2 million was due to a higher operating income partially offset by higher interest expense.

RESULTS OF OPERATIONS (Continued)

Income from discontinued operations

The income from discontinued operations was zero and $0.8 million in the six months ended June 30, 2016 and 2015, respectively.

Results By Segment

Cabinets

Net sales increased $233.1 million, or 24%, due to the benefit of the Norcraft acquisition (approximately $150 million), higher sales volume, including the impact of new product introductions, the benefit of price increases to help mitigate cumulative raw material cost increases and favorable mix. These benefits were partially offset by approximately $6 million of unfavorable foreign exchange.

Operating income increased $51.3 million, or 76%, due to an increase in net sales, approximately $15 million benefit from the acquisition of Norcraft (net of severance costs), productivity improvements and favorable mix. These benefits were partially offset by higher employee-related costs.

Plumbing

Net sales increased $25.3 million, or 4%, due to higher sales volume in the U.S. driven by improving U.S. market conditions and new product introductions as well as price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $11 million, unfavorable mix and higher sales rebates.

Operating income increased $24.9 million, or 19%, due to an increase in net sales and productivity improvements. These benefits were partially offset by higher sales rebates, higher employee-related costs and unfavorable foreign exchange of approximately $5 million. Operating income in 2016 was also favorably impacted by the absence of $5.2 million of higher restructuring and other charges recorded in the second quarter of 2015. These charges primarily related to severance costs to relocate a facility in China.

Doors

Net sales increased $21.3 million, or 11%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, favorable mix and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $9.8 million, or 70%, due to an increase in net sales and productivity improvements partially offset by higher employee-related costs.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Security

Net sales increased $8.7 million, or 3%, due to higher sales volume in the U.S. and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by the impact of exiting certain product lines and unfavorable foreign exchange of approximately $2 million.

Operating income decreased $4.7 million, or 18%, due to $6.1 million of higher restructuring as well as other charges primarily relating to the relocation of a manufacturing facility, partially offset by the increase in net sales.

Corporate

Corporate expenses decreased $6.4 million predominantly due to the absence in 2016 of $14.9 million of transaction costs associated with the Norcraft acquisition incurred in 2015, partially offset by higher employee-related costs and lower defined benefit plan income.

(In millions)	Six Months Ended
	June 30,
	2016	2015
General and administrative expense	$(40.8)	$(35.0)
Defined benefit plan income	1.5	3.3
Defined benefit plan recognition of actuarial losses	(0.9)	—
Norcraft transaction costs(a)	—	(14.9)

Total Corporate expenses	$(40.2)	$(46.6)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015

	Net Sales
(In millions)	2016	2015	% Change vs. Prior Year

Cabinets	$645.1	$550.9	17.1%
Plumbing	378.3	358.0	5.7
Doors	127.8	117.6	8.7
Security	146.6	138.6	5.8

Net sales	$1,297.8	$1,165.1	11.4%

	Operating Income
	2016	2015	% Change vs. Prior Year

Cabinets	$83.5	$54.9	52.1%
Plumbing	87.1	69.9	24.6
Doors	19.6	15.2	28.9
Security	16.2	18.5	(12.4)
Less: Corporate expenses	(18.7)	(30.3)	38.3

Operating income	$187.7	$128.2	46.4%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $132.7 million, or 11%. The increase was due to the benefit of the acquisitions of Norcraft (approximately $60 million), higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate cumulative raw material cost increases and favorable mix. These benefits were partially offset by a $7 million unfavorable impact of foreign exchange.

Cost of products sold

Cost of products sold increased $68.4 million, or 9%, due to the impact of the acquisition of Norcraft (approximately $36 million) and higher sales volume, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.7 million, or 2%, primarily due to the impact of the acquisition of Norcraft (approximately $11 million) and higher employee-related costs, partially offset by the absence of Norcraft transaction costs in 2016 ($13.8 million in the second quarter of 2015).

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $1.5 million primarily due to the acquisition of Norcraft.

Restructuring charges

Restructuring charges of $3.7 million in the three months ended June 30, 2016 primarily related to severance costs and charges associated with supply chain initiatives within our Security segment. Restructuring charges in the three months ended June 30, 2015 were $6.1 million.

Operating income

Operating income increased $59.5 million, or 46% primarily due to higher net sales, productivity improvements and approximately $12 million benefit from the Norcraft acquisition. These benefits were partially offset by higher employee-related costs. Operating income in the second quarter of 2015 was impacted by $13.8 million of Norcraft transaction costs, which did not recur in 2016.

Interest expense

Interest expense increased $7.9 million to $13.9 million due to higher average borrowings, higher average interest rates and a write-off of prepaid debt issuance costs of approximately $1.3 million as a result of the refinancing of our credit agreement.

Other (income) expense, net

Other (income) expense, net, was income of $0.4 million in the three months ended June 30, 2016 compared to expense of $1.5 million in the three months ended June 30, 2015. The change was due to favorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended June 30, 2016 and 2015 were 28.2% and 35.4%, respectively. The effective income tax rate in 2016 was favorably impacted by a $9 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation. The effective income tax rate in 2015 was unfavorably impacted by non-deductible acquisition costs associated with the Norcraft acquisition and restructuring charges for which the Company could not recognize a tax benefit. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $125.1 million in the three months ended June 30, 2016 compared to $78.0 million in the three months ended June 30, 2015. The increase of $47.1 million was primarily due to a higher operating income.

Income from discontinued operations

The income from discontinued operations was zero and $1.4 million in the three months ended June 30, 2016 and 2015, respectively.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $94.2 million, or 17%, due to the benefit of the Norcraft acquisition (approximately $60 million), the benefit of price increases to help mitigate cumulative raw material cost increases and favorable mix, partially offset by approximately $2 million of unfavorable foreign exchange.

Operating income increased $28.6 million, or 52%, due to higher net sales, including approximately $12 million benefit from the acquisition of Norcraft, productivity improvements and favorable mix. These benefits were partially offset by higher employee-related costs.

Plumbing

Net sales increased $20.3 million, or 6%, due to higher sales volume in the U.S. driven by improving market conditions and new product introductions as well as price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix and unfavorable foreign exchange of approximately $5 million.

Operating income increased $17.2 million, or 25%, due to an increase in net sales, productivity improvements and the absence of $4.5 million of restructuring and other charges, primarily related to severance costs to relocate a facility in China incurred in the second quarter of 2015. These benefits were partially offset by unfavorable foreign exchange of approximately $3 million.

Doors

Net sales increased $10.2 million, or 9%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market and price increases to help mitigate cumulative raw material price increases.

Operating income increased $4.4 million, or 29%, due to an increase in net sales and productivity improvements partially offset by higher employee-related costs.

Security

Net sales increased $8.0 million, or 6%, due to higher sales volume in the U.S. driven by improving U.S. market conditions and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by the impact of exiting certain product lines.

Operating income decreased $2.3 million, or 12%, due to costs related to the relocation of a manufacturing facility, partially offset by the benefit of higher net sales.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Corporate

Corporate expenses decreased $11.6 million predominantly due to the absence in 2016 of $13.8 million of transaction costs associated with the Norcraft acquisition incurred in 2015, partially offset by higher employee-related costs and lower defined benefit plan income.

(In millions)	Three Months Ended
	June 30,
	2016	2015
General and administrative expense	$(19.4)	$(18.2)
Defined benefit plan income	0.7	1.7
Norcraft transaction costs(a)	—	(13.8)

Total Corporate expenses	$(18.7)	$(30.3)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit facilities and debt issuances in capital markets. Our operating income is generated by our subsidiaries. There are no legal restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2015, our Board of Directors increased our quarterly cash dividend by 14% to $0.16 per share of our outstanding common stock.

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount as of June 30, 2016, essentially remain the same. The revolving credit facility matures in June 2021 and borrowings thereunder will be used for general corporate purposes. On June 30, 2016 and December 31, 2015, our outstanding borrowings under these facilities, net of debt issuance costs relating to the term loan balance, were $710.0 million and $279.0 million, respectively. At June 30, 2016 and December 31, 2015, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of June 30, 2016, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million during the quarter. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this new guidance did not impact the Company’s equity, results of operations or cash flows.

In the first half of 2016, we repurchased 7.6 million shares of our outstanding common stock under our share repurchase program for $362.7 million. As of June 30, 2016, our total remaining share repurchase authorization under the remaining program was approximately $285 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Acquisitions and divestitures in 2016 and 2015 included:

•	In May 2016, we acquired a plumbing company for a purchase price of approximately $88 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

•	In September 2015, we completed the sale of the Waterloo tool storage business for approximately $14 million in cash, subject to certain post-closing adjustments.

•	In May 2015, we acquired Norcraft, a leading manufacturer of kitchen and bathroom cabinetry, for a purchase price of $648.6 million. We financed this transaction using cash on hand and borrowings under our existing credit facilities.

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

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On June 30, 2016, the outstanding amount of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $890.4 million.

On June 30, 2016, we had cash and cash equivalents of $278.7 million, of which $215.2 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The undistributed earnings of foreign subsidiaries are considered indefinitely reinvested. If these funds were needed for our operations in the U.S., the repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2016 and 2015.

(In millions)	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$165.0	$55.4
Net cash used in investing activities	(155.6)	(706.7)
Net cash provided by financing activities	26.2	687.3
Effect of foreign exchange rate changes on cash	4.6	(4.4)

Net increase in cash and cash equivalents	$40.2	$31.6

Net cash provided by operating activities was $165.0 million in the six months ended June 30, 2016 compared to $55.4 million in the six months ended June 30, 2015. The increase in cash provided of $109.6 million was primarily due to higher net income and a lower build in working capital in 2016 compared to 2015. These benefits were partially offset by higher incentive compensation and customer program payments in the first quarter of 2016 compared to 2015.

Net cash used in investing activities was $155.6 million in the six months ended June 30, 2016 compared to $706.7 million in the six months ended June 30, 2015. The decrease of $551.1 million was primarily due to the decrease in cost of acquisitions of $571.3 million, partially offset by $20.1 million of higher capital spending.

Net cash provided by financing activities was $26.2 million in the six months ended June 30, 2016 compared to $687.3 million in the six months ended June 30, 2015. The decrease in cash provided of $661.1 million was primarily due to higher share repurchases in 2016 compared to 2015 ($362.3 million) and lower net borrowings of $285.2 million.

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

Foreign Exchange

We have investments in various foreign countries, principally Canada, China, France and Mexico. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

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

We have early adopted this standard as of June 30, 2016. As a result, during the second quarter we reclassified the year-to-date 2016 excess tax benefit of $14.2 million and the second quarter benefit of $9 million from paid-in capital (statements of equity) into the income taxes line on the statements of comprehensive income. The adoption did not impact the existing classification of the awards.

We have also reclassified the year-to date 2016 excess tax benefits from the exercise of stock based compensation of $14.2 million from financing activities into operating activities in the statement of cash flows for the six months ended June 30, 2016. This amendment was adopted prospectively and therefore, we have not adjusted the prior periods presented. Additionally, we have reclassified $9 million and $13.6 million of employee withholding taxes paid from operating into financing activities in the statement of cash flows for the six months ended June 30, 2016 and June 30, 2015, respectively, as required by ASU 2016-09 (adopted retrospectively).

The adoption of the standard resulted in an increase of $0.09 in basic and diluted earnings per common share for six months ended June 30, 2016 and an increase of $0.06 in basic and diluted earnings per common share for three months ended June 30, 2016.

Following the adoption of the new standard, we have elected to continue estimating the number of awards expected to be forfeited and adjust our estimate on an ongoing basis.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments, standby letters of credit). The standard will replace the “incurred loss” approach under the current guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss”. The new standard is effective beginning January 1, 2020 and early application is permitted but not earlier than January 1, 2019. We are assessing the impact the adoption of this standard will have on our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During the first half of 2016, the FASB issued the final amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard. We expect to complete our assessment of the impact of adoption in the second quarter of 2017 and finalize the adoption process of the new revenue standard by the end of 2017.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six months ended June 30, 2016 and 2015. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2016:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2016	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	—	$—	—	$284,870,273
May 1 – May 31	—	—	—	284,870,273
June 1 – June 30	—	—	—	284,870,273

Total	—	$—	—

(a)	Information on the Company’s share repurchase program follows:

Authorization and announcement date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	$1,250,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2016, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: August 4, 2016

/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	$1,250,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2016, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.