Form 10-Q
period 2016-09-30
Fortune Brands Home & Security, Inc.
filed 2016-11-02
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 21, 2016 was 154,306,932.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2016 and 2015

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net sales	$3,683.3	$3,354.7	$1,279.0	$1,238.8

Cost of products sold	2,352.8	2,192.9	801.0	804.3
Selling, general and administrative expenses	831.4	778.1	284.5	265.7
Amortization of intangible assets	20.4	15.3	7.3	6.7
Restructuring charges	12.4	12.6	3.1	1.8

Operating income	466.3	355.8	183.1	160.3
Interest expense	37.5	20.5	11.8	11.1
Other (income) expense, net	(0.1)	3.7	0.6	0.5

Income from continuing operations before income taxes	428.9	331.6	170.7	148.7
Income taxes	120.9	112.7	48.8	48.7

Income from continuing operations, net of tax	308.0	218.9	121.9	100.0
Income from discontinued operations, net of tax	1.5	8.6	1.5	7.8

Net income	309.5	227.5	123.4	107.8
Less: Noncontrolling interests	(0.1)	0.3	—	0.3

Net income attributable to Fortune Brands	$309.6	$227.2	$123.4	$107.5

Basic earnings per common share
Continuing operations	$2.00	$1.37	$0.79	$0.62
Discontinued operations	0.01	0.06	0.01	0.05

Net income attributable to Fortune Brands common shareholders	$2.01	$1.43	$0.80	$0.67

Diluted earnings per common share
Continuing operations	$1.95	$1.34	$0.77	$0.61
Discontinued operations	0.01	0.05	0.01	0.05

Net income attributable to Fortune Brands common shareholders	$1.96	$1.39	$0.78	$0.66

Comprehensive income	$309.8	$195.1	$110.5	$93.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$278.6	$238.5
Accounts receivable, net	568.8	502.6
Inventories	562.5	555.6
Other current assets	129.8	121.3

Total current assets	1,539.7	1,418.0
Property, plant and equipment, net of accumulated depreciation	642.9	627.9
Goodwill	1,835.0	1,755.3
Other intangible assets, net of accumulated amortization	1,113.9	996.7
Other assets	81.1	77.8

Total assets	$5,212.6	$4,875.7

Liabilities and equity
Current liabilities
Notes payable to banks	$—	$0.8
Accounts payable	361.9	344.2
Other current liabilities	414.8	412.9

Total current liabilities	776.7	757.9
Long-term debt	1,585.8	1,168.7
Deferred income taxes	170.6	201.7
Accrued defined benefit plans	208.0	218.4
Other non-current liabilities	111.3	75.2

Total liabilities	2,852.4	2,421.9

Commitments and contingencies (see Note 17)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,645.5	2,602.2
Accumulated other comprehensive loss	(52.2)	(52.5)
Retained earnings	738.4	501.6
Treasury stock	(974.6)	(602.1)

Total Fortune Brands stockholders’ equity	2,358.8	2,450.9
Noncontrolling interests	1.4	2.9

Total equity	2,360.2	2,453.8

Total liabilities and equity	$5,212.6	$4,875.7

(a)	Common stock, par value $0.01 per share; 177.7 million shares and 175.2 million shares issued at September 30, 2016 and December 31, 2015, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(In millions)

(Unaudited)

	2016	2015
Operating activities
Net income	$309.5	$227.5
Non-cash pre-tax expense (income):
Depreciation	69.3	66.5
Amortization	20.4	15.3
Stock-based compensation	24.3	20.6
Recognition of actuarial losses	1.9	8.9
Deferred income taxes	(23.0)	(22.7)
Restructuring charges	—	0.9
Amortization of deferred financing costs	3.0	0.4
Pre-tax loss on sale of discontinued operations	—	16.9
Loss (income) on sale of property, plant and equipment	1.2	(0.7)
Changes in assets and liabilities:
Increase in accounts receivable	(53.1)	(57.7)
Decrease (increase) in inventories	22.6	(52.7)
Increase in accounts payable	28.7	5.6
Increase in other assets	(11.6)	(11.2)
(Decrease) increase in accrued expenses and other liabilities	(12.0)	35.6
(Decrease) increase in accrued taxes	(0.6)	24.6

Net cash provided by operating activities	380.6	277.8

Investing activities
Capital expenditures(a)	(106.1)	(86.9)
Proceeds from the disposition of assets	2.3	2.5
Proceeds from sale of discontinued operations	—	12.2
Cost of acquisitions, net of cash acquired	(230.5)	(652.8)

Net cash used in investing activities	(334.3)	(725.0)

Financing activities
Decrease in short-term debt, net	(1.0)	—
Issuance of long-term debt	880.0	1,748.9
Repayment of long-term debt	(465.0)	(1,080.0)
Proceeds from the exercise of stock options	24.8	22.6
Treasury stock purchases(b)	(362.7)	(15.7)
Excess tax benefit from the exercise of stock-based compensation	—	23.0
Employee withholding taxes paid related to stock-based compensation	(9.8)	(13.8)
Dividends to stockholders	(73.7)	(67.1)
Other financing, net	(2.1)	(1.1)

Net cash (used in) provided by financing activities	(9.5)	616.8

Effect of foreign exchange rate changes on cash	3.3	(10.9)

Net increase in cash and cash equivalents	$40.1	$158.7

Cash and cash equivalents at beginning of period	$238.5	$191.9
Cash and cash equivalents at end of period	$278.6	$350.6

(a)	Capital expenditures of $4.7 million and $5.1 million that have not been paid as of September 30, 2016 and 2015, respectively, were excluded from the Statements of Cash Flows.
(b)	Treasury stock purchases exclude purchases of $20.3 million of shares of common stock in September 2015 that were not settled until October 2015.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	227.2	—	0.3	227.5
Other comprehensive income	—	—	(32.4)	—	—	—	(32.4)
Stock options exercised	—	22.7	—	—	—	—	22.7
Stock-based compensation	—	20.5	—	—	(13.8)	—	6.7
Tax benefit on exercise of stock options	—	21.2	—	—	—	—	21.2
Treasury stock purchase	—	—	—	—	(36.0)	—	(36.0)
Dividends ($0.36 per common share)	—	—	—	(67.3)	—	—	(67.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at September 30, 2015	$1.7	$2,581.7	$(39.1)	$439.4	$(582.1)	$2.7	$2,404.3

Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	309.6	—	(0.1)	309.5
Other comprehensive income	—	—	0.3	—	—	—	0.3
Stock options exercised	—	24.8	—	—	—	—	24.8
Stock-based compensation	—	24.3	—	—	(9.8)	—	14.5
Treasury stock purchase	—	—	—	—	(362.7)	—	(362.7)
Dividends ($0.28 per common share)	—	—	—	(72.8)	—	—	(72.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Other (see Note 9)	—	(5.8)	—	—	—	—	(5.8)

Balance at September 30, 2016	$1.7	$2,645.5	$(52.2)	$738.4	$(974.6)	$1.4	$2,360.2

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

The condensed consolidated balance sheet as of September 30, 2016, the related condensed consolidated statements of comprehensive income for the nine and three-month periods ended September 30, 2016 and 2015 and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were derived principally from the consolidated financial statements of the Company. In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft were included in the Company’s condensed consolidated statements of comprehensive income and statements of cash flow for the nine and three months ended September 30, 2016 and 2015 and the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015. In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”), our tool storage business. In accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo were classified and separately stated as discontinued operations in the accompanying condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2015. The cash flows from discontinued operations for the nine months ending September 30, 2015 were not separately classified on the accompanying condensed consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Classification of Certain Cash Receipts and Cash Payments

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 that will change how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs should be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if payment made is up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally will be classified as cash outflows for investing activities; 3) Insurance settlement proceeds, would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums could be classified as investing or operating cash outflows, or a combination of both. The new standard is effective beginning January 1, 2018 and should be adopted retrospectively. Early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 that requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The new standard also allows entities to withhold an amount up to an employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The new standard is effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of June 30, 2016.

We have reclassified $9.8 million and $13.8 million of employee withholding taxes paid from operating into financing activities in the statement of cash flows for the nine months ended September 30, 2016 and September 30, 2015, respectively, as required by ASU 2016-09 (adopted retrospectively).

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During the first half of 2016, the FASB issued the final amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard. We expect to complete our assessment of the impact of adoption in the second quarter of 2017 and finalize the adoption process of the new revenue standard by the end of 2017.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2016	December 31, 2015
Inventories:
Raw materials and supplies	$215.5	$237.8
Work in process	51.6	60.2
Finished products	295.4	257.6

Total inventories	$562.5	$555.6

Property, plant and equipment, gross	$1,613.7	$1,551.7
Less: accumulated depreciation	970.8	923.8

Property, plant and equipment, net	$642.9	$627.9

4.	Acquisitions

In September 2016, we acquired ROHL, a California-based luxury plumbing company. In a related transaction, we also acquired TCL Manufacturing Ltd, which gave us 100% ownership of Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million (including $3 million of liabilities assumed), subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the three months ended September 30, 2016 were not material to the Company. The results of operations are included in the Plumbing segment.

In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $88.4 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the nine and three months ended September 30, 2016 were not material to the Company. The results of operations are included in the Plumbing segment.

In May 2015, we completed our tender offer to purchase all of the outstanding shares of common stock of Norcraft, a leading publicly-owned manufacturer of kitchen and bathroom cabinetry, for a total purchase price of $648.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. This transaction is expected to strengthen our overall product offering, round out our regional market penetration and enhance our frameless cabinetry capabilities. The results of operations of Norcraft are included in the Cabinets segment. We incurred $15.1 million of Norcraft acquisition-related transaction costs during the year ended December 31, 2015. The goodwill deductible for income tax purposes is $66.2 million.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions (Continued)

During the third quarter of 2016 and following the completion of the Norcraft purchase accounting measurement period, the Company identified certain immaterial prior period balance sheet misstatements relating to calculation of deferred tax liabilities as disclosed in the purchase price allocation related to the Norcraft acquisition. The correction of the cumulative misstatement during the third quarter of 2016 resulted in a $24.3 million and $15.4 million reduction in Norcraft’s deferred tax liabilities and the carrying value of goodwill, respectively, and an offsetting increase of $8.9 million in the uncertain tax positions accrual. The Company assessed the materiality of these misstatements on previously issued financial statements and concluded that the misstatements were not material to the Consolidated Financial Statements for any interim or annual periods taken as a whole.

The following table summarizes the final allocation of the purchase price to the fair values of assets acquired and liabilities assumed as of the date of the Norcraft acquisition.

(In millions)
Accounts receivable	$30.8
Inventories	28.6
Property, plant and equipment	45.3
Goodwill	290.6
Identifiable intangible assets	360.0
Other assets	9.4

Total assets	764.7
Deferred tax liabilities	75.6
Other liabilities and accruals	40.5

Net assets acquired(a)	$648.6

(a)	Net assets exclude $15.5 million of cash transferred to the Company as the result of the Norcraft acquisition.

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

(In millions, except per share amounts)	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2015
Net sales	$3,497.0	$1,238.7
Income from continuing operations	235.0	100.1

Basic earnings per common share	$1.47	$0.62
Diluted earnings per common share	$1.44	$0.61

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

The following table summarizes the results of discontinued operations for the nine and three months ended September 30, 2015.

(in millions)	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2015
Net sales	$78.2	$27.8

Loss from discontinued operations before income taxes	$(15.6)	$(17.2)
Income taxes	(24.2)	(25.0)

Income from discontinued operations, net of tax	$8.6	$7.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,835.0 million and $1,755.3 million as of September 30, 2016 and December 31, 2015, respectively. The $79.7 million increase was primarily due to the acquisitions in the Plumbing segment partially offset by the correction of Norcraft tax misstatements as discussed in Note 4. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2015 (a)	$937.7	$578.6	$143.0	$96.0	$1,755.3
Year-to-date translation adjustments	1.8	(1.5)	—	0.7	1.0
Acquisition-related adjustments	(14.2)	92.9	—	—	78.7

Goodwill at September 30, 2016 (a)	$925.3	$670.0	$143.0	$96.7	$1,835.0

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $1,113.9 million and $996.7 million, net of accumulated amortization, as of September 30, 2016 and December 31, 2015, respectively. The $140.7 million increase in gross identifiable intangible assets was primarily due to the acquisitions in our Plumbing segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

(In millions)	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value

Indefinite-lived tradenames	$679.1	$—	$679.1	$638.6	$—	$638.6

Amortizable intangible assets
Tradenames	16.4	(7.6)	8.8	19.1	(8.6)	10.5
Customer and contractual relationships	605.9	(197.2)	408.7	511.2	(177.4)	333.8
Patents/proprietary technology	62.9	(45.6)	17.3	54.7	(40.9)	13.8

Total	685.2	(250.4)	434.8	585.0	(226.9)	358.1

Total identifiable intangibles	$1,364.3	$(250.4)	$1,113.9	$1,223.6	$(226.9)	$996.7

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Identifiable Intangible Assets (Continued)

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

During the first nine months of 2016, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived intangible assets.

7.	External Debt and Financing Arrangements

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility matures in June 2021 and borrowings thereunder will be used for general corporate purposes. On September 30, 2016 and December 31, 2015, our outstanding borrowings under these facilities, net of debt issuance costs relating to the term loan balance, were $695.0 million and $279.0 million, respectively. At September 30, 2016 and December 31, 2015, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of September 30, 2016, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million as of June 30, 2016. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this new guidance did not impact the Company’s equity, results of operations or cash flows.

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On September 30, 2016 and December 31, 2015, the outstanding amount of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $890.8 million and $889.7 million, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements (Continued)

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which zero and $0.8 million was outstanding, as of September 30, 2016 and December 31, 2015, respectively. There were no borrowings in the nine and three-month periods ended September 30, 2015.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2016 was $212.2 million, representing a net settlement liability of $2.6 million. Based on foreign exchange rates as of September 30, 2016, we estimate that $2.4 million of net foreign currency derivative losses included in other comprehensive income as of September 30, 2016 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 were:

(In millions)		Fair Value
	Location	September 30, 2016	December 31, 2015
Assets
Foreign exchange contracts	Other current assets	$1.2	$6.7
Net investment hedges	Other current assets	—	0.1

	Total assets	$1.2	$6.8

Liabilities
Foreign exchange contracts	Other current liabilities	$3.6	$3.1
Net investment hedges	Other current liabilities	0.2	—

	Total liabilities	$3.8	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the nine and three months ended September 30, 2016 and 2015 were:

(In millions)		Gain (Loss) Recognized in Income Nine Months Ended September 30,
Type of hedge	Location	2016	2015
Cash flow	Cost of products sold	$(2.6)	$3.0
Fair value	Other (income) expense, net	1.3	5.9

Total		$(1.3)	$8.9

(In millions)		Gain (Loss) Recognized in Income Three Months Ended September 30,
Type of hedge	Location	2016	2015
Cash flow	Cost of products sold	$(1.2)	$1.0
Fair value	Other (income) expense, net	0.3	3.2

Total		$(0.9)	$4.2

The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of $(8.0) million and $4.4 million in the nine months ended September 30, 2016 and 2015, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net (losses) gains of zero and $2.4 million in the three months ended September 30, 2016 and 2015, respectively. In the nine and three months ended September 30, 2016 and 2015, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts and debt issuance costs and fair value of debt as of September 30, 2016 and December 31, 2015 were as follows:

(In millions)	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$695.0	$695.0	$—	$—
Notes payable to bank	—	—	0.8	0.8
Term loan	—	—	279.0	280.0
Senior Notes, net of underwriting commissions and price discounts	890.8	944.5	889.7	894.1

The estimated fair value of our Senior notes and term loan is determined primarily using broker quotes, which are level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were as follows:

(In millions)	Fair Value
	September 30, 2016	December 31, 2015
Assets
Derivative financial instruments (level 2)	$1.2	$6.8
Deferred compensation program assets (level 2)	3.3	3.1

Total assets	$4.5	$9.9

Liabilities
Derivative financial instruments (level 2)	$3.8	$3.1

During the second quarter of 2016, we entered into a joint venture arrangement with a partner to operate a manufacturing facility in China. Under the arrangement, we are required to make certain fixed payments to our partner each year starting in June 2017 and through June 2024 (final year of the agreement) and also purchase the outstanding preferred shares of our partner in 2024. During the second quarter of 2016, we recognized the fair value of $8.2 million of these contractual payments, including a redemption of the preferred shares ($7.2 million within other non-current liabilities and $1.0 million due within one year in other current liabilities). We have also recognized the excess of $5.2 million of this liability fair value over the $3.0 million cash contributed by our partner within paid-in capital.

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$31.0	$(0.6)	$(37.1)	$(6.7)
Amounts classified into accumulated other comprehensive loss	(29.0)	2.6	(3.8)	(30.2)
Amounts reclassified from accumulated other comprehensive loss	—	(1.5)	(0.7)	(2.2)

Net current-period other comprehensive loss	(29.0)	1.1	(4.5)	(32.4)

Balance at September 30, 2015	$2.0	$0.5	$(41.6)	$(39.1)

Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive loss	0.9	(7.3)	9.0	2.6
Amounts reclassified from accumulated other comprehensive loss	—	2.8	(5.1)	(2.3)

Net current-period other comprehensive loss	0.9	(4.5)	3.9	0.3

Balance at September 30, 2016	$(12.4)	$(2.4)	$(37.4)	$(52.2)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the nine and three months ended September 30, 2016 and 2015 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2016	2015
Cumulative translation adjustments	$—	$—

(Losses) gains on cash flow hedges
Foreign exchange contracts	$(2.5)	$3.3	Cost of products sold
Commodity contracts	(0.1)	(0.3)	Cost of products sold

	(2.6)	3.0	Total before tax
	(0.2)	(1.5)	Tax expense

	$(2.8)	$1.5	(Loss) gain net of tax
Defined benefit plan items
Recognition of prior service credits	$10.0	$10.2	(a)
Recognition of actuarial losses	(1.9)	(2.8)	(a)
Recognition of prior service costs in discontinued operations	—	(0.2)	(b)
Recognition of actuarial losses in discontinued operations	—	(6.1)	(b)

	8.1	1.1	Total before tax
	(3.0)	(0.4)	Tax expense

	$5.1	$0.7	Gains net of tax

Total reclassifications for the period	$2.3	$2.2	Gains net of tax

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2016	2015
Cumulative translation adjustments	$—	$—

Gains (losses) on cash flow hedges
Foreign exchange contracts	$(1.3)	$1.2	Cost of products sold
Commodity contracts	0.1	(0.2)	Cost of products sold

	(1.2)	1.0	Total before tax
	—	(0.5)	Tax expense

	$(1.2)	$0.5	(Loss) gain net of tax
Defined benefit plan items
Recognition of prior service credits	$3.8	$3.2	(a)
Recognition of actuarial losses	(1.0)	(2.8)	(a)
Recognition of prior service costs in discontinued operations	—	(0.2)	(b)

Recognition of actuarial losses in discontinued operations	—	(6.1)	(b)

	2.8	(5.9)	Total before tax

	(1.0)	2.3	Tax expense

	$1.8	$(3.6)	Gain (loss) net of tax

Total reclassifications for the period	$0.6	$(3.1)	Gain (loss) net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.
(b)	These accumulated other comprehensive loss components are included in discontinued operations.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the nine and three months ended September 30, 2016 and 2015 were as follows:

(In millions)	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Service cost	$7.2	$8.7	$—	$—
Interest cost	25.8	25.2	0.2	0.4
Expected return on plan assets	(27.9)	(30.3)	—	—
Recognition of prior service costs (credits)	—	0.1	(10.0)	(10.3)
Recognition of actuarial losses (gains)	—	2.9	1.9	(0.1)

Net periodic benefit cost (income)	$5.1	$6.6	$(7.9)	$(10.0)

(In millions)	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Service cost	$1.6	$2.3	$—	$—
Interest cost	8.4	8.3	(0.1)	0.1
Expected return on plan assets	(8.9)	(9.9)	—	—
Recognition of prior service costs (credits)	—	0.1	(3.8)	(3.3)
Recognition of actuarial losses (gains)	—	2.9	1.0	(0.1)

Net periodic benefit cost (income)	$1.1	$3.7	$(2.9)	$(3.3)

In the first quarter of 2013, the Company communicated a plan amendment to reduce health benefits to certain retired employees. Due to the risk of litigation at the time of the initial communication, the Company elected to defer the full recognition of the benefit arising from the plan amendment. Following a favorable court decision in the first quarter of 2016, the Company determined that it was now probable that it would realize the benefit from the plan amendment. As a result, the Company performed a re-measurement of the affected retiree plan liability as of March 31, 2016. This remeasurement resulted in a $10.7 million reduction of accrued retiree benefit plan liabilities and a corresponding increase in prior service credits. These prior service credits will be amortized over the next eight months after September 30, 2016. In addition, we recorded a $0.9 million actuarial loss during the first quarter of 2016.

In the third quarter of 2015, we recognized actuarial losses of $6.1 million related to the sale of the Waterloo tool storage business in discontinued operations in addition to the $2.8 million of actuarial losses reflected above.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 28.2% and 34.0%, respectively. In 2016, the effective income tax rate was favorably impacted by a tax benefit related to the adoption of ASU 2016-09, the new accounting guidance relating to share-based compensation. The effective income tax rate for 2015 was unfavorably impacted by the tax cost related to the final settlement of a federal income tax audit covering the 2010 and nine months ended September 30, 2011 tax years, non-deductible acquisition costs associated with the Norcraft acquisition, and restructuring charges for which the Company could not recognize a tax benefit. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

The effective income tax rates for the three months ended September 30, 2016 and 2015 were 28.6% and 32.8%, respectively. In 2016, the effective income tax rate was favorably impacted by a tax benefit related to the adoption of ASU 2016-09, the new accounting guidance relating to share-based compensation. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $1 million to $5 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2016 and 2015, respectively.

(In millions)	Nine Months Ended September 30,
	2016	2015
Reserve balance at January 1,	$16.0	$13.0
Provision for warranties issued	23.8	21.6
Settlements made (in cash or in kind)	(22.8)	(20.3)
Acquisitions	0.4	1.5

Reserve balance at September 30,	$17.4	$15.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the nine and three months ended September 30, 2016 and 2015 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2016	2015	% Change vs. Prior Year
Net Sales
Cabinets	$1,797.2	$1,565.3	14.8%
Plumbing	1,108.0	1,056.0	4.9
Doors	351.3	324.6	8.2
Security	426.8	408.8	4.4

Net sales	$3,683.3	$3,354.7	9.8%

Operating Income
Cabinets	$194.0	$132.1	46.9%
Plumbing	242.6	214.6	13.0
Doors	46.1	30.7	50.2
Security	44.7	43.1	3.7
Less: Corporate expenses	(61.1)	(64.7)	5.6

Operating income	$466.3	$355.8	31.1%

Corporate expenses
General and administrative expense	$(61.3)	$(51.7)
Defined benefit plan income	2.1	4.9
Recognition of defined benefit plan actuarial losses	(1.9)	(2.8)
Norcraft transaction costs(a)	—	(15.1)

Total Corporate expenses	$(61.1)	$(64.7)	5.6%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

	Three Months Ended September 30,
(In millions)	2016	2015	% Change vs. Prior Year
Net Sales
Cabinets	$602.1	$603.3	(0.2)%
Plumbing	391.1	364.4	7.3
Doors	129.2	123.8	4.4
Security	156.6	147.3	6.3

Net sales	$1,279.0	$1,238.8	3.2%

Operating Income
Cabinets	$74.8	$64.2	16.5%
Plumbing	84.0	80.9	3.8
Doors	22.3	16.7	33.5
Security	22.9	16.6	38.0
Less: Corporate expenses	(20.9)	(18.1)	(15.5)

Operating income	$183.1	$160.3	14.2%

Corporate expenses
General and administrative expense	$(20.5)	$(16.7)
Defined benefit plan income	0.6	1.6
Recognition of defined benefit plan actuarial losses	(1.0)	(2.8)
Norcraft transaction costs(a)	—	(0.2)

Total Corporate expenses	$(20.9)	$(18.1)	(15.5)%

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2016 and 2015 are shown below.

(In millions)	Nine Months Ended September 30, 2016
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.8	$—	—	$1.8
Plumbing	1.1	0.8	—	1.9
Security	9.5	3.5	—	13.0

Total	$12.4	$4.3	$—	$16.7

(In millions)	Nine Months Ended September 30, 2015
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$0.6	$(0.1)	$—	$0.5
Plumbing	6.3	0.1	0.4	6.8
Security	4.8	2.7	—	7.5
Corporate	0.9	—	—	0.9

Total	$12.6	$2.7	$0.4	$15.7

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative.

Restructuring and other charges in the first nine months of 2016 primarily related to severance costs and charges associated with the relocation of a manufacturing facility within our Security segment.

Restructuring and other charges in the first nine months of 2015 related to severance costs to relocate a plumbing facility in China and severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment, as well as severance costs in the Security segment and Corporate.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

(In millions)	Three Months Ended September 30, 2016
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Plumbing	$0.4	$0.6	$(0.1)	$0.9
Security	2.7	1.0	—	3.7

Total	$3.1	$1.6	$(0.1)	$4.6

(In millions)	Three Months Ended September 30, 2015
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$(0.4)	$(0.1)	$—	$(0.5)
Plumbing	0.6	—	—	0.6
Security	1.6	2.7	—	4.3

Total	$1.8	$2.6	$—	$4.4

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.
(b)	Selling, general and administrative.

Restructuring and other charges in the third quarter of 2016 primarily related to the relocation of a manufacturing facility within our Security segment. Restructuring and other charges in the third quarter of 2015 primarily resulted from severance charges and accelerated depreciation to relocate a manufacturing facility within our Security segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 9/30/16
Workforce reduction costs	$10.4	$8.7	$(15.0)	$0.2	$4.3
Other	0.5	3.7	(3.0)	(0.6)	0.6

	$10.9	$12.4	$(18.0)	$(0.4)	$4.9

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs primarily include long-lived asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations, net of tax	$308.0	$218.9	$121.9	$100.0
Less: Noncontrolling interest	(0.1)	0.3	—	0.3

Income from continuing operations for EPS	308.1	218.6	121.9	99.7
Income from discontinued operations	1.5	8.6	1.5	7.8

Net income attributable to Fortune Brands	$309.6	$227.2	$123.4	$107.5

Earnings per common share
Basic
Continuing operations	$2.00	$1.37	$0.79	$0.62
Discontinued operations	0.01	0.06	0.01	0.05

Net income attributable to Fortune Brands common stockholders	$2.01	$1.43	$0.80	$0.67
Diluted
Continuing operations	$1.95	$1.34	$0.77	$0.61
Discontinued operations	0.01	0.05	0.01	0.05

Net income attributable to Fortune Brands common stockholders	$1.96	$1.39	$0.78	$0.66

Basic average shares outstanding	154.4	159.5	154.2	160.0
Stock-based awards	3.6	3.5	3.4	3.4

Diluted average shares outstanding	158.1	163.0	157.6	163.4
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.5	0.8	—	0.7

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine months ended September 30, 2016 and 2015. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

During the third quarter of 2016, we announced the creation of the Global Plumbing Group (GPG), which was designed to support the growth of multiple plumbing brands, with an enhanced set of products and brands while leveraging Moen’s existing global supply chain and broad distribution network.

In September 2016, we acquired ROHL, a California-based luxury plumbing company. In a related transaction, we also acquired TCL Manufacturing Ltd, which gave us 100% ownership of Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed both acquisitions using cash on hand and borrowings under our existing credit facilities. These transactions broadened the plumbing portfolio and enhanced future growth opportunities.

In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $88.4 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

OVERVIEW (Continued)

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility matures in June 2021 and borrowings thereunder will be used for general corporate purposes.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2016 Compared To Nine Months Ended September 30, 2015

	Net Sales
(In millions)	2016	2015	% Change vs. Prior Year

Cabinets	$1,797.2	$1,565.3	14.8%
Plumbing	1,108.0	1,056.0	4.9
Doors	351.3	324.6	8.2
Security	426.8	408.8	4.4

Net sales	$3,683.3	$3,354.7	9.8%

	Operating Income
	2016	2015	% Change vs. Prior Year

Cabinets	$194.0	$132.1	46.9%
Plumbing	242.6	214.6	13.0
Doors	46.1	30.7	50.2
Security	44.7	43.1	3.7
Less: Corporate expenses	(61.1)	(64.7)	5.6

Operating income	$466.3	$355.8	31.1%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $328.6 million, or 10%. The increase was due to the benefits of the acquisitions in our Cabinets and Plumbing segments, higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, price increases to help mitigate cumulative raw material cost increases and favorable mix. These benefits were partially offset by unfavorable foreign exchange of approximately $23 million.

Cost of products sold

Cost of products sold increased $159.9 million, or 7%, due to higher net sales including the impact of the acquisitions in our Cabinets and Plumbing segments, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $53.3 million, or 7%, primarily due to the impact of the acquisitions in our Cabinets and Plumbing segments and higher employee-related costs, partially offset by the absence of Norcraft transaction costs in 2016 ($15.1 million in 2015).

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $5.1 million due to the recognition of certain intangible assets from the acquisition of Norcraft and acquisitions in the Plumbing segment.

Restructuring charges

Restructuring charges of $12.4 million in the nine months ended September 30, 2016 primarily related to severance costs and charges associated with the relocation of a manufacturing facility within our Security segment. Restructuring charges in the nine months ended September 30, 2015 were $12.6 million.

Operating income

Operating income increased $110.5 million, or 31% primarily due to higher net sales, productivity improvements and favorable mix. These benefits were partially offset by higher employee-related costs, higher sales rebates and advertising costs. Operating income in 2015 was also impacted by $15.1 million of Norcraft transaction costs, which did not recur in 2016.

Interest expense

Interest expense increased $17.0 million to $37.5 million due to higher average borrowings and higher average interest rates.

Other (income) expense, net

Other (income) expense, net, was income of $0.1 million in the nine months ended September 30, 2016, compared to expense of $3.7 million in the nine months ended September 30, 2015. The change was due to favorable foreign currency adjustments.

Income taxes

The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 28.2% and 34.0%, respectively. In 2016, the effective income tax rate was favorably impacted by a tax benefit related to the adoption of ASU 2016-09, the new accounting guidance relating to share-based compensation. The effective income tax rate for 2015 was unfavorably impacted by the tax cost related to the final settlement of a federal income tax audit covering the 2010 and nine months ended September 30, 2011 tax years, non-deductible acquisition costs associated with the Norcraft acquisition, and restructuring charges for which the Company could not recognize a tax benefit. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

RESULTS OF OPERATIONS (Continued)

Net income from continuing operations

Net income from continuing operations was $308.0 million in the nine months ended September 30, 2016 compared to $218.9 million in the nine months ended September 30, 2015. The increase of $89.1 million was due to higher operating income partially offset by higher interest expense and higher income taxes.

Income from discontinued operations

Income from discontinued operations was $1.5 million and $8.6 million in the nine months ended September 30, 2016 and 2015, respectively. The discontinued operations for the nine months ended September 30, 2016 includes the effect of tax adjustments relating to the Waterloo business. The discontinued operations for the nine months ended September 30, 2015 consist of the results of operations of Waterloo and the gain associated with the sale of the business.

Results By Segment

Cabinets

Net sales increased $231.9 million, or 15%, due to the benefit of the Norcraft acquisition, the benefit of price increases to help mitigate cumulative raw material cost increases, favorable mix and higher sales volume including the impact of new product introductions. These benefits were partially offset by approximately $6 million of unfavorable foreign exchange.

Operating income increased $61.9 million, or 47%, due to higher net sales, productivity improvements and favorable mix. These benefits were partially offset by higher employee-related costs.

Plumbing

Net sales increased $52 million, or 5%, due to higher sales volume in the U.S. driven by improving U.S. market conditions and new product introductions, price increases to help mitigate cumulative raw material cost increases and the benefits of the acquisitions of Riobel, ROHL and TCL Manufacturing Ltd. These benefits were partially offset by unfavorable mix, unfavorable foreign exchange of approximately $14 million and higher sales rebates.

Operating income increased $28.0 million, or 13%, due to higher net sales as well as the benefits of productivity improvements. These benefits were partially offset by higher employee-related costs and unfavorable foreign exchange of approximately $7 million. Operating income in 2016 was also favorably impacted by lower restructuring and other charges ($4.9 million impact). These charges primarily related to severance costs to relocate a facility in China.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Doors

Net sales increased $26.7 million, or 8%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, favorable mix and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $15.4 million, or 50%, due to higher net sales, the benefits of productivity improvements and approximately $2 million of favorable foreign exchange. These benefits were partially offset by higher employee-related costs.

Security

Net sales increased $18.0 million, or 4%, due to higher sales volume in the U.S. and Europe and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by the impact of exiting certain product lines and unfavorable foreign exchange of approximately $2 million.

Operating income increased $1.6 million, or 4% due to higher net sales as well as the benefits of productivity improvements. These benefits were partially offset by $5.5 million of higher restructuring and other charges primarily associated with the relocation of a manufacturing facility, and unfavorable foreign exchange of approximately $2 million.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Corporate

Corporate expenses decreased $3.6 million predominantly due to the absence in 2016 of $15.1 million of transaction costs associated with the Norcraft acquisition, partially offset by higher employee-related costs and lower defined benefit plan income.

(In millions)	Nine Months Ended September 30,
	2016	2015
General and administrative expense	$(61.3)	$(51.7)
Defined benefit plan income	2.1	4.9
Defined benefit plan recognition of actuarial losses	(1.9)	(2.8)
Norcraft transaction costs(a)	—	(15.1)

Total Corporate expenses	$(61.1)	$(64.7)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

Based on current relevant interest rate benchmarks and year-to-date pension asset returns, the Company may incur additional defined benefit plan actuarial losses in the range of $0.15 to $0.25 per share in the fourth quarter of 2016 due to declining discount rates since December 31, 2015, the last remeasurement date. Any actuarial loss incurred in the fourth quarter will be based upon spot discount rates as of December 31, 2016 and our full year 2016 pension asset returns and may differ materially from this estimate. A 25 basis point change in our discount rate impacts our defined benefit plan liabilities by approximately $25 million.

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2016 Compared To Three Months Ended September 30, 2015

	Net Sales
(In millions)	2016	2015	% Change vs. Prior Year

Cabinets	$602.1	$603.3	(0.2)%
Plumbing	391.1	364.4	7.3
Doors	129.2	123.8	4.4
Security	156.6	147.3	6.3

Net sales	$1,279.0	$1,238.8	3.2%

	Operating Income
	2016	2015	% Change vs. Prior Year

Cabinets	$74.8	$64.2	16.5%
Plumbing	84.0	80.9	3.8
Doors	22.3	16.7	33.5
Security	22.9	16.6	38.0
Less: Corporate expenses	(20.9)	(18.1)	(15.5)

Operating income	$183.1	$160.3	14.2

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $40.2 million, or 3%. The increase was due to the price increases to help mitigate cumulative raw material cost increases, higher sales volume primarily from the continuing improvement in U.S. market conditions for home products and the benefits of the acquisitions in our Plumbing segment. These benefits were partially offset by unfavorable impact of foreign exchange (approximately $5 million).

Cost of products sold

Cost of products sold decreased $3.3 million. The impact of higher net sales was more than offset by lower commodity costs, productivity improvements and favorable mix.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.8 million, or 7%, due to higher employee-related costs and higher advertising costs.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $0.6 million due to the acquisitions in the Plumbing segment.

Restructuring charges

Restructuring charges of $3.1 million in the three months ended September 30, 2016 primarily related to the relocation of a manufacturing facility within our Security segment. Restructuring charges in the three months ended September 30, 2015 were $1.8 million.

Operating income

Operating income increased $22.8 million, or 14% primarily due to higher net sales and productivity improvements. These benefits were partially offset by higher employee-related costs and higher advertising costs.

Interest expense

Interest expense increased $0.7 million to $11.8 million due to higher average borrowings partially offset by lower average interest rates.

Other (income) expense, net

Other (income) expense, net was $0.6 million expense in the three months ended September 30, 2016 compared to expense of $0.5 million in the three months ended September 30, 2015.

Income taxes

The effective income tax rates for the three months ended September 30, 2016 and 2015 were 28.6% and 32.8%, respectively. In 2016, the effective income tax rate was favorably impacted by a tax benefit related to the adoption of ASU 2016-09, the new accounting guidance relating to share-based compensation. In addition, the effective income tax rates in 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $121.9 million in the three months ended September 30, 2016 compared to $100.0 million in the three months ended September 30, 2015. The increase of $21.9 million was due to a higher operating income, partially offset by higher interest expense.

RESULTS OF OPERATIONS (Continued)

Income from discontinued operations

Income from discontinued operations was $1.5 million and $7.8 million in the three months ended September 30, 2016 and 2015, respectively. The discontinued operations for the three months ended September 30, 2016 includes the effect of tax adjustments relating to the Waterloo business. The discontinued operations for the three months ended September 30, 2015 consisted of the results of operations of Waterloo and the gain associated with the sale of the business.

Results By Segment

Cabinets

Net sales were essentially flat due to the benefit of price increases to help mitigate cumulative raw material cost increases and favorable mix which were offset by a load-in of new products into our retail distribution channel in 2015 that did not repeat in 2016.

Operating income increased $10.6 million, or 17%, due to the benefit of price increases to help mitigate cumulative raw material cost increases and productivity improvements. These benefits were partially offset by costs associated with investments to support manufacturing capacity increases for long-term growth.

Plumbing

Net sales increased $26.7 million, or 7%, due to higher sales volume in the U.S. driven by improving market conditions and new product introductions, the benefits of the acquisitions of Riobel, ROHL and TCL Manufacturing Ltd and price increases to help mitigate cumulative raw material cost increases, and higher international sales. These benefits were partially offset by higher sales rebates and foreign exchange of approximately $4 million.

Operating income increased $3.1 million, or 4%, due to higher net sales and productivity improvements. These benefits were partially offset by higher advertising costs of $6 million and unfavorable foreign exchange of approximately $2 million.

Doors

Net sales increased $5.4 million, or 4%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $5.6 million, or 34%, due to higher net sales as well as the benefits of productivity improvements.

RESULTS OF OPERATIONS (Concluded)

Results By Segment (Concluded)

Security

Net sales increased $9.3 million, or 6%, due to higher sales volume in the U.S. and Europe and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $6.3 million, or 38%, due to higher net sales and as well as the benefits of productivity improvements. These benefits were partially offset by the costs related to the relocation of a manufacturing facility.

Corporate

Corporate expenses increased $2.8 million predominantly as a result of higher employee related costs partially offset by lower actuarial losses related to changes in defined benefit plan demographic data and lower defined benefit plan income.

(In millions)	Three Months Ended
	September 30,
	2016	2015
General and administrative expense	$(20.5)	$(16.7)
Defined benefit plan income	0.6	1.6
Defined benefit plan recognition of actuarial losses	(1.0)	(2.8)
Norcraft transaction costs(a)	—	(0.2)

Total Corporate expenses	$(20.9)	$(18.1)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility matures in June 2021 and borrowings thereunder will be used for general corporate purposes. On September 30, 2016 and December 31, 2015, our outstanding borrowings under these facilities, net of debt issuance costs relating to the term loan balance, were $695.0 million and $279.0 million, respectively. At September 30, 2016 and December 31, 2015, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of September 30, 2016, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million as of June 30, 2016. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this guidance did not impact the Company’s equity, results of operations or cash flows.

In the first nine months of 2016, we repurchased 7.6 million shares of our outstanding common stock under the Company’s share repurchase program for $362.7 million. As of September 30, 2016, the Company’s total remaining share repurchase authorization under the Company’s repurchase program was approximately $285 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Acquisitions and divestitures in 2016 and 2015 included:

•	In September 2016, we acquired ROHL, a California-based luxury plumbing company. In a related transaction, we also acquired TCL Manufacturing Ltd, which gave us 100% ownership of Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

•	In May 2016, we acquired Riobel, a Canadian plumbing company for a purchase price of approximately $88 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

•	In September 2015, we completed the sale of the Waterloo tool storage business for approximately $14 million in cash, subject to certain post-closing adjustments.

•	In May 2015, we acquired Norcraft, a leading manufacturer of kitchen and bathroom cabinetry, for a purchase price of $648.6 million. We financed this transaction using cash on hand and borrowings under our existing credit facilities.

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

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general purposes. On September 30, 2016, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $890.8 million.

On September 30, 2016, we had cash and cash equivalents of $278.6 million, of which $251.3 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The undistributed earnings of foreign subsidiaries are considered indefinitely reinvested. If these funds were needed for our operations in the U.S., the repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2016 and 2015.

(In millions)	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$380.6	$277.8
Net cash used in investing activities	(334.3)	(725.0)
Net cash (used in) provided by financing activities	(9.5)	616.8
Effect of foreign exchange rate changes on cash	3.3	(10.9)

Net increase in cash and cash equivalents	$40.1	$158.7

Net cash provided by operating activities was $380.6 million in the nine months ended September 30, 2016 compared to $277.8 million in the nine months ended September 30, 2015. The increase in cash provided of $102.8 million was primarily due to higher net income and a lower build in working capital in 2016 compared to 2015. These benefits were partially offset by higher incentive compensation and customer program payments in the first quarter of 2016 compared to 2015.

Net cash used in investing activities was $334.3 million in the nine months ended September 30, 2016 compared to $725.0 million in the nine months ended September 30, 2015. The decrease of $390.7 million was primarily due to the decrease in cost of acquisitions of $422.3 million, partially offset by $19 million of higher capital spending.

Net cash used in financing activities was $9.5 million in the nine months ended September 30, 2016 compared to net cash provided by financing activities of $616.8 million in the nine months ended September 30, 2015. The decrease in cash provided of $626.3 million was primarily due to higher share repurchases in 2016 compared to 2015 ($347.0 million) and lower net borrowings of $254.9 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 that will change how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs should be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if payment made is up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally will be classified as cash outflows for investing activities; 3) Insurance settlement proceeds, would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums could be classified as investing or operating cash outflows, or a combination of both. The new standard is effective beginning January 1, 2018 and should be adopted retrospectively. Early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 that requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The new standard also allows entities to withhold an amount up to an employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The new standard is effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of June 30, 2016.

We have reclassified $9.8 million and $13.8 million of employee withholding taxes paid from operating into financing activities in the statement of cash flows for the nine months ended September 30, 2016 and September 30, 2015, respectively, as required by ASU 2016-09 (adopted retrospectively).

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

RECENTLY ISSUED ACCOUNTING STANDARDS (Concluded)

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During the first half of 2016, the FASB issued the final amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard. We expect to complete our assessment of the impact of adoption in the second quarter of 2017 and finalize the adoption process of the new revenue standard by the end of 2017.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine months ended September 30, 2016 and 2015. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2016:

Issuer Purchases of Equity Securities

Three Months Ended September 30, 2016	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	—	$—	—	$284,870,273
August 1 – August 30	—	—	—	284,870,273
September 1 – September 30	—	—	—	284,870,273

Total	—	$—	—

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: November 2, 2016	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.