Form 10-K
period 2016-12-31
Fortune Brands Home & Security, Inc.
filed 2017-02-28
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☒      Accelerated filer      ☐      Non-accelerated filer      ☐      Smaller reporting company      ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐         No    ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2016 (the last day of the registrant’s most recent second quarter) was $8,858,346,599. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 3, 2017, was 153,077,974.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 2, 2017 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2017 Proxy Statement”) is incorporated by reference into Part III  hereof.

Form 10-K Table of Contents

PART I

Item 1. Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expected capital spending, expected pension contributions, the anticipated effects of recently issued accounting standards on our financial statements, planned business strategies, market potential, future financial performance and other matters. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the Securities and Exchange Commission (the “SEC”) or, with respect to any documents incorporated by reference, available at the time such document was prepared or filed with the SEC. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the section below entitled “Risk Factors.” Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries.

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our product categories. With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We have four business segments: Cabinets, Plumbing, Doors and Security. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We believe the Company’s impressive track record reflects the long-term attractiveness and potential of our categories and our leading brands. Our performance in the five years since becoming an independent publicly traded company demonstrates the strength of our operating model and our ability to generate profitable growth as sales volume increases and we leverage our structural competitive advantages to gain share in our categories. In 2016, we celebrated our five-year anniversary as an independent company and we were added to the S&P 500 Index.

Our Strategy

Build on leading business and brand positions in attractive growth and return categories.    We believe that we have leading market positions and brands in many of our product categories. We continue to plan to invest in targeted advertising and other strategic initiatives aimed at enhancing brand awareness and educating consumers regarding the breadth, features and benefits of our product lines. For example, in the third quarter of 2016, Moen launched its new “Buy it for…” advertising campaign. We also strive to leverage our brands by expanding into adjacent product categories and continue to develop new programs by working closely with our customers.

Continue to develop innovative products for customers, designers, installers and consumers.    Sustained investments in consumer-driven product innovation and customer service, along with our low cost structures, have contributed to our success in the marketplace and creating consumer demand. In 2016, MasterBrand Cabinets which provides a wide range of cabinets for the home, launched innovative new cabinet door designs, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price and introduced new, exclusive laminate door and finish options across multiple price segments. We continue to provide channel support with responsive websites featuring our cabinet brands that drives consumer leads to our partner dealers. In 2016, we created the Global Plumbing Group (“GPG”), a strategic platform designed to accelerate growth opportunities and transform our existing plumbing business. We expanded our brand presence in plumbing through the acquisition of Riobel Inc. (“Riobel”), a Canadian premium showroom brand. We also acquired ROHL LLC (“ROHL”), a California-based luxury brand and in a related transaction, we acquired TCL Manufacturing Ltd, which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. In addition, GPG’s legacy brand, Moen had a number of innovative product launches in 2016, including a customizable shower technology with personal device integration. The Therma-Tru portfolio of on-trend door and glass collections continued to evolve to meet current and emerging architectural design trends including wider and taller door styles, expanding panel configurations, as well as additional decorative, privacy and textured glass designs. Master Lock continued to be an innovation leader in security and safety products and services, driven by consumer and end user focused insights with continued emphasis on electronic enabled solutions for enhanced capability and convenience. In 2016, Master Lock launched new products including stainless steel padlocks, resettable combination outdoor locks and lock boxes; all of which deliver improved weather protection, enhanced security, and improved ease of use for end users. SentrySafe continued to provide a full line portfolio of quality security, fire and water resistant safes to help consumers and small business owners protect documents and valuables.

Expand in international markets.    We expect to have opportunities to expand sales by further penetrating international markets, which represented approximately 15% of net sales in 2016. We continue to develop our relationship with dealers and distributors and their Moen branded stores throughout China. In our Cabinets segment, Kitchen Craft remained a leading cabinetry brand in Canada in 2016, while WoodCrafters provided a company presence in Mexico. Master Lock continued to expand its presence in Europe and Asia (primarily Japan), while Therma-Tru made inroads in Canada as consumers transitioned from traditional entry door materials to more advanced and energy-efficient fiberglass doors.

Leverage our global supply chains.    We are using lean manufacturing, design-to-manufacture and distributive assembly techniques to make our supply chains more flexible and improve supply chain quality, cost, response times and asset efficiency. We view our supply chains as a strategic asset not only to support strong operating leverage as volumes increase, but also to enable the profitable growth of new products, adjacent market expansion and international growth. We invested in innovative supply chain initiatives, including entering into a joint venture agreement to operate a manufacturing facility in China.

Enhance returns and deploy our cash flow to high-return opportunities.    We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions and joint ventures, and return cash to shareholders through a combination of dividends and repurchases of shares of our common stock under our share repurchase program. Both add-on acquisitions and share repurchase opportunities may be particularly attractive in the next few years. In 2016, we took a number of steps to position ourselves for the future by creating GPG, completing acquisitions under GPG, amending and restating our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility, completing the integration of our Norcraft Companies, Inc. (“Norcraft”) business, investing in capacity, strategically repurchasing our shares and increasing the quarterly cash dividend by 13% to $0.18 per share of our common stock.

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

Operational excellence.    We believe our investments in lean manufacturing and productivity initiatives have resulted in supply chain flexibility and the ability to cost-effectively add or reduce capacity in order to match demand levels. In 2016, we invested in incremental capacity to support long-term growth potential both in the U.S. and international markets. In addition, our supply chains and low cost structures have created favorable operating leverage allowing volumes to grow without sacrificing customer service levels. We believe that margin improvement will continue to be driven predominantly by organic volume growth that can be readily accommodated by additional production shifts and equipment as necessary.

Commitment to innovation.    We have a long track record of successful product and process innovations that introduce valued new products and services to our customers and consumers. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix.    We sell in a variety of product categories in the U.S. home and security products markets. In addition, our exposure to changing levels of U.S. residential new home construction activity is balanced with repair-and-remodel activity, which comprised a substantial majority of the overall U.S. home products market and about two-thirds of our U.S. home products sales. We also benefit from a stable market for plumbing and security products and international sales growth opportunities.

Diverse sales channels.    We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage existing sales channels to expand into adjacent product categories. In 2016, sales to our top ten customers represented less than half of total sales.

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

Strong capital structure.    We exited 2016 with a strong balance sheet. In 2016, we repurchased $424.5 million of our shares. We amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. As of December 31, 2016, we had $251.5 million of cash and cash equivalents and total debt was $1,431.1 million, resulting in a net debt position of $1,179.6 million. In addition, we had $710.0 million available under our credit facilities as of December 31, 2016.

Business Segments

We have four business segments: Cabinets, Plumbing, Doors and Security. The following table shows net sales for each of these segments and key brands within each segment:

Segment	2016 Net Sales (in millions)	Percentage of Total 2016 Net Sales	Key Brands
Cabinets	$2,398	48%	Aristokraft, Mid-Continent, Diamond, Kitchen Classics, Kitchen Craft, Schrock, Omega, Homecrest, Thomasville(a), StarMark, Ultracraft

Plumbing	1,534	31%	Moen, Riobel, ROHL, Perrin & Rowe, Cleveland Faucet Group (CFG), Waste King, Creative Specialties

Doors	473	9%	Therma-Tru, Fypon

Security	580	12%	Master Lock, American Lock, SentrySafe
Total	$4,985	100%

(a)	Thomasville is a registered trademark of Hhg Global Designs LLC.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 15% of 2016 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 10% of the Company’s net sales in 2016. Sales to all U.S. home centers in the aggregate were approximately 27% of net sales in 2016.

Cabinets.    Our Cabinets segment manufactures custom, semi-custom and stock cabinetry, as well as vanities, for the kitchen, bath and other parts of the home through a regional supply chain footprint to deliver high quality and service to our customers. This segment sells a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Mid-Continent, Diamond, Kitchen Classics, Kitchen Craft, Schrock, Omega, Homecrest, Thomasville, StarMark and Ultracraft. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 33% of net sales of the Cabinets segment in 2016. This segment’s competitors include Masco, American Woodmark and RSI, as well as a large number of regional and local suppliers.

Plumbing.    Our Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals in North America and China, predominantly under the Moen, Riobel, ROHL, Perrin & Rowe and Waste King brands. Although this segment sells products principally in the U.S., Canada and China, this segment also sells in Mexico, Southeast Asia, Europe and South America. Approximately 24% of 2016 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 25% of net sales of the Plumbing segment in 2016. This segment’s chief competitors include Delta (owned by Masco), Kohler, Pfister (owned by Spectrum Brands), American Standard (owned by LIXIL Group), InSinkErator (owned by Emerson Electronic Company) and imported private-label brands.

Doors.    Our Doors segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand and urethane millwork product lines under the Fypon brand. This segment benefits from the long-term trend away from traditional materials, such as wood, steel and aluminum, toward more energy-efficient and durable synthetic materials. Therma-Tru products include fiberglass and steel residential entry door and patio door systems, primarily for sale in the U.S. and Canada. This segment’s principal customers are home centers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 16% of net sales of the Doors segment in 2016. This segment’s competitors include Masonite, JELD-WEN, Plastpro and Pella.

Security.    Our Security segment’s products consist of locks, safety and security devices, and electronic security products manufactured, sourced and distributed under the Master Lock brand and fire resistant safes, security containers and commercial cabinets manufactured, sourced and distributed under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 26% of 2016 net sales were to international markets. This segment manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices for consumer use to hardware, home center and other retail outlets. In addition, the segment sells lock systems and fire resistant safes to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 17% of the net sales of the Security segment in 2016. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset (owned by Spectrum Brands), Schlage (owned by Allegion), Assa Abloy and various imports, and SentrySafe competes with First Alert, Magnum, Fortress, Stack-On and Fire King.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2016	2015	2014
Cabinets	$2,397.8	$2,173.4	$1,787.5
Plumbing	1,534.4	1,414.5	1,331.0
Doors	473.0	439.1	413.9
Security	579.7	552.4	481.2
Total	$4,984.9	$4,579.4	$4,013.6

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

Segment	Raw Materials
Cabinets	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing	Brass, zinc, resins, stainless steel and copper
Doors	Glass, resins, wood, aluminum, steel and foam
Security	Rolled steel, brass and resins

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

Employees.    As of December 31, 2016, we had approximately 22,700 full-time employees. 2,436 of these employees are covered by collective bargaining agreements. A majority of these employees are subject to collective bargaining agreements that will expire within one year of the date on which this Annual Report on Form 10-K was filed. Employee relations are generally good.

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

Environmental matters.    We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2016, eleven such instances have not been dismissed, settled or otherwise resolved. In 2016, one of our subsidiaries was identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2016 and 2015, we had accruals of $1.0 million and $2.8 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites. Our year over year accrual decreased after we completed the remediation at one location.

Legal structure.    Fortune Brands Home & Security, Inc. is a holding company that was initially organized as a Delaware corporation in 1988. Wholly-owned subsidiaries of the Company include MasterBrand Cabinets, Inc., Moen Incorporated, Fortune Brands Global Plumbing Group LLC, Fortune Brands Doors, Inc. and Fortune Brands Storage & Security LLC. As a holding company, we are a legal entity separate and distinct from our subsidiaries. Accordingly, the rights of the Company, and thus the rights of our creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

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

Item 1A. Risk Factors.

There are inherent risks and uncertainties associated with our business that could adversely affect our business, financial condition or operating results. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could adversely affect our business, financial condition or operating results. If any of the following risks materialize, our business, financial condition or operating results could suffer. In this case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations. Although the U.S. new home construction market is improving, demand for new homes is still recovering after the 2007-2009 U.S. economic recession and continues to remain below historical levels.

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

Risks associated with strategic acquisitions and joint ventures could adversely affect our results of operations, cash flows and financial condition.

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

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Canada, China, Europe and Mexico. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from China where we have experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations and policies pertaining to trade agreements, health and safety (including protection of employees as well as consumers), taxes and environmental concerns continue to emerge domestically, as well as internationally. In particular, there may be additional tariffs or taxes related to our imported inputs and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to alter our manufacturing and installation processes and our sourcing. Such actions could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition.

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

Our inability to obtain raw materials and finished goods in a timely and cost-effective manner from suppliers could adversely affect our ability to manufacture and market our products.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by our management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decline in the price of our common stock. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected.

We may experience delays or outages in our information technology system and computer networks. We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal and operational consequences.

We, like most companies, may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. Our businesses may implement enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. Predictions regarding benefits resulting from the implementation of these projects are subject to uncertainties. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized. In addition, information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We believe we devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. In the event of a breach, we would be exposed to a risk of loss or litigation and possible liability, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

There can be no assurance that we will have access to the capital markets on terms acceptable to us.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: our financial performance, our credit ratings, the liquidity of the overall capital markets and the state of the economy, including the U.S. housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us. In addition, a prolonged global economic downturn may also adversely impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially adversely impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 29 U.S. manufacturing facilities in 16 states and have 16 manufacturing facilities in international locations (8 in Mexico, 3 in Asia, 3 in Europe and 2 in Canada). In addition, we have 44 distribution centers and warehouses worldwide, of which 36 are leased. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Cabinets	23	4	27	3	17	20
Plumbing	5	4	9	4	10	14
Doors	4	2	6	—	2	2
Security	3	—	3	1	7	8
Totals	35	10	45	8	36	44

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses.

Item 3.  Legal Proceedings.

The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to its businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	53	Chief Executive Officer
E. Lee Wyatt, Jr.	64	Senior Vice President and Chief Financial Officer
Michael P. Bauer	52	President, Master Lock Company LLC
Nicholas I. Fink	42	President, Fortune Brands Global Plumbing Group LLC
Brett E. Finley	46	President, Fortune Brands Doors, Inc.
David M. Randich	55	President, MasterBrand Cabinets, Inc.
Tracey Belcourt	51	Senior Vice President, Global Growth and Development
Robert K. Biggart	62	Senior Vice President, General Counsel and Secretary
Sheri R. Grissom	52	Senior Vice President — Human Resources
Dan Luburic	45	Vice President and Corporate Controller

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

Nicholas I. Fink has served as President of Fortune Brands Global Plumbing Group LLC since August 2016. From June 2015 to August 2016, Mr. Fink served as Senior Vice President-Global Growth and Development of Fortune Brands. From June 2006 to May 2015, Mr. Fink worked at Beam Suntory, Inc., a global spirits company, and its predecessor entities in various senior positions including as Senior Vice President and President, Asia-Pacific/South America from July 2013 to May 2015 and as Senior Vice President, Chief Strategy Officer from May 2012 to December 2013.

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

Tracey Belcourt has served as Senior Vice President of Global Growth and Development of Fortune Brands since December 2016. From 2012 to 2016, Ms. Belcourt served as Executive Vice President, Strategy of Mondelez International, Inc. a confectionary, food and beverage company.

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

	2016				2015

	High	Low	Dividends Declared		High	Low	Dividends Declared
First Quarter	$56.36	$44.19	—		$48.17	$42.75	—
Second Quarter	59.98	54.51	0.16		47.78	43.79	0.14
Third Quarter	64.47	56.09	0.32	(a)	53.01	41.17	0.28	(a)
Fourth Quarter	58.39	52.05	0.18		56.99	47.10	0.16

(a)

Reflects a $0.16 and $0.14 per share dividend declared and paid in the third quarter of 2016 and 2015, respectively, and a $0.16 and $0.14 per share dividend declared in third quarter and paid in fourth quarter of 2016 and 2015, respectively.

In December 2016, our Board of Directors increased the quarterly cash dividend by 13% to $0.18 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On February 3, 2017, there were 11,498 record holders of the Company’s common stock, par value $0.01 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2016:

Three months ended December 31, 2016	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	731,785	$53.40	731,785	$245,796,604
November 1 – November 30	428,060	$53.09	428,060	223,071,050
December 1 – December 31	—	—	—	223,071,050
Total	1,159,845	$53.28	1,159,845

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018

Stock Performance

The above graph compares the relative performance of our common stock, the S&P Midcap 400 Index, S&P 500 Index and a Peer Group Index. This graph covers the period from December 31, 2011 through December 31, 2016. This graph assumes $100 was invested in the stock or the index on December 31, 2011 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act of 1934.

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

Calculation of Peer Group Index

The weighted-average total return of the entire peer group, for the period of December 31, 2011 through December 31, 2016, is calculated in the following manner:

(1)	the total return of each peer group member is calculated by dividing the change in market value of a share of its common stock during the period, assuming reinvestment of any dividends, by the value of a share of its common stock at the beginning of the period; and

(2)	each peer group member’s total return is then weighted within the index based on its market capitalization relative to the market capitalization of the entire index, and the sum of such weighted returns results in a weighted-average total return for the entire Peer Group Index.

Item 6.	Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,

(In millions, except per share amounts)	2016	2015	2014	2013	2012
Income statement data(a)
Net sales	$4,984.9	$4,579.4	$4,013.6	$3,703.6	$3,134.8
Cost of products sold(b)	3,180.3	2,997.5	2,646.7	2,408.5	2,093.2
Selling, general and administrative expenses(b)	1,129.9	1,047.6	943.3	938.7	873.1
Amortization of intangible assets	28.1	21.6	13.1	9.4	7.4
Restructuring charges	13.9	16.6	7.0	2.8	4.7
Asset impairment charges	—	—	—	21.2	13.2
Operating income	632.7	496.1	403.5	323.0	143.2
Income from continuing operations, net of tax	412.4	306.5	273.6	209.0	108.3
Basic earnings per share — continuing operations	2.67	1.92	1.68	1.26	0.67
Diluted earnings per share — continuing operations	2.61	1.88	1.64	1.21	0.65

Other data(a)
Depreciation and amortization	$122.7	$115.1	$98.8	$90.4	$101.3
Cash flow provided by operating activities(c)	650.5	429.2	266.2	308.8	290.3
Capital expenditures	(149.3)	(128.5)	(127.5)	(96.7)	(75.0)
Proceeds from the disposition of assets	3.9	2.5	0.7	2.2	13.5
Dividends declared per common share	0.66	0.58	0.50	0.42	—

Balance sheet data
Total assets(d)	$5,128.5	$4,875.7	$4,051.5	$4,176.8	$3,872.7
Third party long-term debt(d)	1,431.1	1,168.7	642.3	348.7	296.3
Total invested capital	3,794.1	3,623.3	2,931.6	3,007.9	2,709.0

(a)

Income statement data excludes discontinued operations. Other data is derived from the Statement of Cash Flows and therefore includes discontinued operations. For additional information, refer to Note 18, “Information on Business Segments.”

(b)	The Company’s defined benefit expense included recognition of pre-tax actuarial losses in each of the last five years as follows:

	2016	2015	2014	2013	2012
Pre-tax actuarial losses	$(1.9)	$(8.6)	$(13.7)	$(5.2)	$(42.2)
Portion in cost of products sold	(1.3)	(0.2)	(3.0)	(2.7)	(14.2)
Portion in selling, general and administrative expenses	(0.6)	(2.3)	(10.7)	(2.5)	(28.0)
Portion in discontinued operations	—	(6.1)	—	—	—

(c)

Reflects adoption of Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting” which resulted in the retrospective reclassification of employee withholding taxes paid from operating into financing activities.

(d)

Reflects adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” resulting in the retrospective reclassification of debt issuance costs from other current assets and other assets to long-term debt.

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

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.

>	Results of Operations: This section provides an analysis of our results of operations for each of the three years ended December 31, 2016, 2015 and 2014.

>

Liquidity and Capital Resources:    This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2016, 2015 and 2014. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2016, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

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

For the year ended December 31, 2016, net sales based on country of destination were:

(In millions)
United States	$4,258.5	85%
Canada	406.4	8
China and other international	320.0	7
Total	$4,984.9	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, lean and flexible supply chains, a decentralized business model and a strong capital structure as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market grow, we expect the benefits of operating leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us to continue to achieve profitable organic growth.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market grows, we have the potential to generate additional growth from leveraging our cash flows and balance sheet strength by pursuing accretive strategic acquisitions and joint ventures, and by returning cash to shareholders through a combination of dividends and repurchases under our share repurchase program as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. We believe that the U.S. market for our home products is in the midst of an elongated recovery from the U.S. economic recession that ended in mid-2009 and that a continued recovery will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from aging existing housing stock that will continue to need to be repaired and remodeled.

We may be impacted by fluctuations in raw material, transportation costs and foreign exchange rates and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity improvements initiatives and price increases.

During the three years ended December 31, 2016, our net sales grew at a compounded annual rate of 10% as we benefited from an improving U.S. home products market, acquisitions, and growth in international markets. Operating income grew at a compounded annual rate of 25% with consolidated operating margins improving from 9% in 2013 to 13% in 2016. Growth in operating income was primarily due to higher sales volume, changes to our portfolio of businesses, control and leverage of our operating expenses and the benefits of productivity programs.

During 2016, the U.S. home products market grew due to increases in new home construction and repair and remodel activities. We believe new housing construction experienced low double-digit growth in 2016 compared to 2015 and spending for home repair and remodeling increased in the range of 5%. In 2016, net sales grew 9% and operating income increased 28% due to higher sales volume primarily resulting from U.S. home products market growth, the acquisitions in our Cabinets and Plumbing segments, price increases to help mitigate cumulative raw material cost increases and the effect of unfavorable foreign exchange and productivity improvements.

During 2015, the U.S. home products market grew due to increases in new home construction and repair and remodel activities. We believe new housing construction experienced low double-digit growth in 2015 compared to 2014 and spending for home repair and remodeling increased approximately 5%. In 2015, net sales grew 14% and operating income increased 23% including the benefit of acquisitions of Norcraft Companies, Inc. (“Norcraft”) in 2015, and John D. Brush & Co., Inc. (“SentrySafe”) and Anaheim Manufacturing Company (“Anaheim”) in 2014, higher sales volume primarily resulting from U.S. home products market growth, price increases to help mitigate cumulative raw material cost increases and productivity improvements.

During the third quarter of 2016, we announced the creation of GPG, which was designed to support the growth of multiple plumbing brands with an enhanced set of products and brands, while leveraging Moen’s existing global supply chain and broad distribution network.

In September 2016, we acquired ROHL LLC (“ROHL”), a California-based luxury plumbing company and in a related transaction, we acquired TCL Manufacturing Ltd, which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed both acquisitions using cash on hand and borrowings under our existing credit facilities. These transactions broadened the plumbing portfolio and enhanced future growth opportunities.

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes.

In May 2016, we acquired Riobel Inc. (“Riobel”), a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

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

Basis of Presentation

The consolidated financial statements include the accounts of Fortune Brands and its wholly-owned subsidiaries. The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December. In December 2016, there were certain transactions that resulted in approximately $49 million of net cash outflows, relating to payments made to third parties in the normal course of business during the period between the year-end of our wholly-owned subsidiaries and the Company’s year-end.

In September 2016, we acquired ROHL and Perrin & Rowe and in May 2016, we acquired Riobel. The financial results of ROHL and Riobel were included in the Company’s consolidated balance sheets as of December 31, 2016 and in the Company’s consolidated statements of income and statements of cash flow beginning in September 2016 and May 2016, respectively.

In September 2015, we completed the sale of Waterloo. In accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo through the date of sale, were classified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2015 and 2014. The assets and liabilities of Waterloo were classified as discontinued operations in the accompanying consolidated balance sheet as of December 31, 2014.

In May 2015, we acquired Norcraft. The financial results of Norcraft were included in the Company’s consolidated statements of income and statements of cash flow beginning in May 2015 and the consolidated balance sheets as of December 31, 2015 and 2016.

In September 2014, we sold all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business. The results of operations of Simonton were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2014.

The cash flows from discontinued operations for 2015 and 2014 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2016 compared to the year ended December 31, 2015, and the year ended December 31, 2015 compared to the year ended December 31, 2014. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2016, 2015 and 2014

(In millions)	2016	% change	2015	% change	2014
Net Sales:
Cabinets	$2,397.8	10.3%	$2,173.4	21.6%	$1,787.5
Plumbing	1,534.4	8.5	1,414.5	6.3	1,331.0
Doors	473.0	7.7	439.1	6.1	413.9
Security	579.7	4.9	552.4	14.8	481.2
Total Fortune Brands	$4,984.9	8.9%	$4,579.4	14.1%	$4,013.6
Operating Income:
Cabinets	$257.8	34.0%	$192.4	39.5%	$137.9
Plumbing	326.3	14.3	285.4	10.2	258.9
Doors	61.9	40.7	44.0	50.7	29.2
Security	66.6	19.1	55.9	13.2	49.4
Corporate(a)	(79.9)	2.1	(81.6)	(13.5)	(71.9)
Total Fortune Brands	$632.7	27.5%	$496.1	22.9%	$403.5

(a)

Corporate expenses include the components of defined benefit plan expense other than service cost which totaled (income) expense of $(0.6) million, $(3.6) million, and $4.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, Corporate expenses for the year ended December 31, 2015 includes $15.1 million of Norcraft transaction costs. There are no amounts that represent the elimination or reversal of transactions between reportable segments.

Certain items had a significant impact on our results in 2016, 2015 and 2014. These included the acquisitions of Riobel, ROHL, Perrin & Rowe, Norcraft, Anaheim and SentrySafe, dispositions of

Waterloo and Simonton, defined benefit plan recognition of actuarial losses, restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2016, financial results included:

>	the benefit of the acquisitions in our Cabinets and Plumbing segments,

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $1.9 million ($1.3 million after tax) compared to $2.5 million ($1.6 million after tax) in 2015. The actuarial losses in 2016 were primarily due to the re-measurement relating to a retiree medical plan,

>

restructuring and other charges of $19.3 million before tax ($13.6 million after tax), primarily associated with severance costs and charges associated with the relocation of a manufacturing facility within our Security segment and

>

the impact of foreign exchange, which had an unfavorable impact compared to 2015, of approximately $27 million on net sales, approximately $6 million on operating income and approximately $6 million on net income. The effects of foreign exchange on the Company’s results are principally associated with movements in the Canadian dollar.

In 2015, financial results included:

>	the benefit of the Norcraft, SentrySafe and Anaheim acquisitions,

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

>	income from discontinued operations of $9.0 million, net of tax, includes the after-tax gain associated with the sale of the Waterloo business.

In 2014, financial results included:

>	the benefit of the WoodCrafters and SentrySafe acquisitions,

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

2016 Compared to 2015

Total Fortune Brands

Net sales

Net sales increased $405.5 million, or 9%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, the benefit from the acquisitions in our Cabinets and Plumbing segments and price increases to help mitigate cumulative raw material cost increases and the effect of unfavorable foreign exchange. These benefits were partially offset by unfavorable foreign exchange of approximately $27 million and higher sales rebates.

Cost of products sold

Cost of products sold increased $182.8 million, or 6%, due to higher net sales, including the impact of the acquisitions in our Cabinets and Plumbing segments, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $82.3 million, or 8%, due to the impact of the acquisitions in our Cabinets and Plumbing segments and higher employee-related costs, partially offset by the absence of Norcraft transaction costs in 2016 ($15.1 million in 2015).

Amortization of intangible assets

Amortization of intangible assets increased $6.5 million due to the recognition of certain intangible assets from the acquisitions in our Cabinets and Plumbing segment.

Restructuring charges

Restructuring charges of $13.9 million in 2016 primarily related to severance costs and charges associated with the relocation of a manufacturing facility within our Security segment. Restructuring charges of $16.6 million in 2015 primarily related to the same relocation of a manufacturing facility, including severance costs within our Security segment as well as severance costs to relocate a Plumbing manufacturing facility in China.

Operating income

Operating income increased $136.6 million or 28%. Operating income increased due to higher net sales, including the benefit from acquisitions and productivity improvements. These benefits were partially offset by higher employee-related costs, higher advertising costs and higher sales rebates and approximately $6 million of unfavorable foreign exchange. Operating income in 2015 was also impacted by $15.1 million of Norcraft transaction costs, which did not recur in 2016.

Interest expense

Interest expense increased $17.2 million to $49.1 million due to higher average borrowings and higher average interest rates.

Other expense, net

Other expense, net, was expense of $1.5 million in 2016 compared to expense of $4.3 million in 2015. The change was principally due to favorable foreign currency adjustments.

Income taxes

The effective income tax rates for 2016 and 2015 were 29.2% and 33.4%, respectively. The effective income tax rates for 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($13.0 million and $12.5 million, respectively), favorable tax rates in foreign jurisdictions ($7.6 million and $8.7 million, respectively) and a benefit associated with the U.S. research and development credit ($2.3 million and $2.2 million, respectively), offset by state and local taxes and increases to uncertain tax positions ($13.2 million and $4.7 million, respectively). The 2016 effective income tax rate was favorably impacted by a tax benefit related to the adoption of ASU 2016-09, the new accounting guidance relating to share-based compensation ($27.8 million). The 2015 effective income tax rate was unfavorably impacted by $2.4 million related to nondeductible acquisition costs.

Income from continuing operations

Net income from continuing operations was $412.4 million in 2016 compared to $306.5 million in 2015 due to higher operating income.

Income (loss) from discontinued operations

Income from discontinued operations was $0.8 million and $9.0 million in 2016 and 2015, respectively. The discontinued operations in 2016 includes the effect of tax adjustments relating to the Waterloo business. The discontinued operations in 2015 consist of the results of operations of Waterloo and the after-tax gain associated with the sale of the business.

Results By Segment

Cabinets

Net sales increased $224.4 million, or 10%, due to the benefit of the Norcraft acquisition, the benefit of price increases to help mitigate cumulative raw material cost increases and higher sales volume including the impact of new product introductions. These benefits were partially offset by approximately $6 million of unfavorable foreign exchange.

Operating income increased $65.4 million, or 34%, due to higher net sales including the benefit of the Norcraft acquisition and productivity improvements. These benefits were partially offset by higher employee-related costs.

Plumbing

Net sales increased $119.9 million, or 8%, due to higher sales volume in the U.S. driven by improving U.S. market conditions and new product introductions, the benefit from the acquisitions of Riobel, ROHL and Perrin & Rowe and price increases to help mitigate cumulative raw material cost increases and the effect of unfavorable foreign exchange. These benefits were partially offset by higher sales rebates and approximately $18 million of unfavorable foreign exchange.

Operating income increased $40.9 million, or 14%, due to higher net sales including the benefits of the acquisitions of Riobel, ROHL and Perrin & Rowe, as well as productivity improvements. These benefits were partially offset by higher employee-related costs, higher advertising costs and approximately $7 million of unfavorable foreign exchange. Operating income in 2016 was also favorably impacted by lower restructuring and other charges ($4.0 million impact) primarily related to severance costs to relocate a facility in China.

Doors

Net sales increased $33.9 million, or 8%, due to higher sales volume driven primarily by improved conditions in the U.S. home products market, new product introductions, price increases to help mitigate cumulative raw material cost increases and favorable mix.

Operating income increased $17.9 million, or 41%, due to higher net sales, the benefits of productivity improvements and approximately $2 million of favorable foreign exchange. These benefits were partially offset by higher employee related costs.

Security

Net sales increased $27.3 million, or 5%, due primarily to higher sales volume in the U.S. and Europe and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by the impact of exiting certain product lines and approximately $3 million of unfavorable foreign exchange.

Operating income increased $10.7 million, or 19% due to higher net sales and the benefits of productivity improvements. These benefits were partially offset by the impact of approximately $3 million of unfavorable foreign exchange.

Corporate

Corporate expenses in 2016 benefited from the absence of transaction costs associated with the Norcraft acquisition ($15.1 million in 2015). This benefit was offset by higher employee-related costs and lower defined benefit plan income.

(In millions)	2016	2015
General and administrative expense	$(80.9)	$(70.1)
Defined benefit plan income	2.9	6.1
Defined benefit plan recognition of actuarial losses	(1.9)	(2.5)
Norcraft transaction costs(a)	—	(15.1)
Total Corporate expenses	$(79.9)	$(81.6)

(a)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

Restructuring charges

Restructuring charges of $16.6 million in 2015 primarily related to the relocation of a manufacturing facility in our Security segment, which included severance costs, and severance costs due to the relocation of a Plumbing manufacturing facility in China. Restructuring charges of $7.0 million in 2014 related to severance costs in Security, Plumbing and Corporate, partially offset by a benefit from a foreign currency gain associated with the dissolution of a foreign entity in the Plumbing segment.

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

Corporate

Corporate expenses increased $9.7 million predominantly due to $15.1 million of transaction costs associated with the Norcraft acquisition, partially offset by lower defined benefit plan actuarial losses of $11.2 million.

(In millions)	2015	2014
General and administrative expense	$(70.1)	$(67.0)
Defined benefit plan income	6.1	8.8
Defined benefit plan recognition of actuarial losses	(2.5)	(13.7)
Norcraft transaction costs(a)	(15.1)	—
Total Corporate expenses	$(81.6)	$(71.9)

(b)	Represents external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

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

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities, availability under our credit facilities and debt issuances in capital markets. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2016, our Board of Directors increased the quarterly cash dividend by 13% to $0.18 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

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

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On December 31, 2016 and December 31, 2015, our outstanding borrowings under these facilities, net of debt issuance costs relating to the term loan balance, were $540.0 million (revolver) and $279.0 million (term loan), respectively. At December 31, 2016 and December 31, 2015, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of December 31, 2016, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote off prepaid debt issuance costs of approximately $1.3 million as of June 30, 2016. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this guidance did not impact the Company’s equity, results of operations or cash flows.

On February 16, 2016, our Board of Directors authorized the repurchase of up to $400 million of shares of our common stock over the two years ending February 16, 2018. The share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time. In 2016, we repurchased approximately 8.8 million shares of our outstanding common stock under the Company’s share repurchase program for $424.5 million.

Acquisitions and divestitures in 2016, 2015 and 2014 include:

>

In September 2016, we acquired ROHL, a California-based luxury plumbing company. We also acquired Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

>

In May 2016, we acquired Riobel, a Canadian plumbing company for a purchase price of $94.6 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

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

In 2016, we invested in incremental capacity to support long-term growth potential. We expect capital spending in 2017 to be approximately $140 million.

On December 31, 2016, we had cash and cash equivalents of $251.5 million, of which $174.7 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our businesses. We typically generate most of our operating cash flow in the third and fourth quarters of each year.

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2016, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.1 million.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2016, 2015 and 2014.

(In millions)	2016	2015	2014
Net cash provided by operating activities	$650.5	$429.2	$266.2
Net cash used in investing activities	(385.1)	(766.6)	(151.1)
Net cash (used in) provided by financing activities	(250.4)	398.8	(160.0)
Effect of foreign exchange rate changes on cash	(2.0)	(14.8)	(4.6)
Net increase (decrease) in cash and cash equivalents	$13.0	$46.6	$(49.5)

Years Ended December 31, 2016, 2015 and 2014

Net cash provided by operating activities was $650.5 million in 2016 compared to $429.2 million in 2015 and $266.2 million in 2014. The $221.3 million increase in cash provided by operating activities from 2015 to 2016 was primarily due to a reduction in working capital in 2016 compared to 2015 and higher net income. The $163.0 million increase in cash provided by operating activities from 2014 to 2015 was primarily due to higher net income.

Net cash used in investing activities was $385.1 million in 2016 compared to $766.6 million in 2015 and $151.1 million in 2014. The decrease of $381.5 million from 2015 to 2016 was primarily due the decrease in cost of acquisitions of $413.1 million, partially offset by $20.8 million of higher capital spending. The increase of $615.5 million from 2014 to 2015 was primarily due to the impact of the Norcraft acquisition.

Net cash used in financing activities was $250.4 million in 2016 compared to net cash provided by financing activities of $398.8 million in 2015 and net cash used in financing activities of $160.0 million in 2014. The change of $649.2 million in 2016 compared to 2015 was primarily due to $372.8 million of higher share repurchases and lower net borrowings of $240.8 million. The increase in cash provided of $558.8 million in 2015 compared to 2014 was primarily due to lower share repurchases ($388.1 million decrease) and higher net borrowings of $185.9 million, partially offset by a $12.1 million increase in dividends in 2015 compared to 2014.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2016, 2015 and 2014, we contributed zero, $2.3 million and $1.5 million, respectively, to qualified pension plans. In 2017, we expect to make pension contributions of approximately $10 million. As of December 31, 2016, the fair value of our total pension plan assets was $577.7 million, representing funding of 73% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Mexico, Canada, China, the United Kingdom and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2016.

(In millions)	Payments Due by Period as of December 31, 2016

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,431.1	$—	$—	$937.6	$493.5
Interest payments on long-term debt(a)	257.0	42.0	84.0	61.0	70.0
Operating leases	137.1	30.0	40.0	21.1	46.0
Purchase obligations(b)	327.3	305.1	17.1	2.1	3.0
Defined benefit plan contributions(c)	9.9	9.9	—	—	—
Total	$2,162.4	$387.0	$141.1	$1,021.8	$612.5

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2016.

(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.

(c)	Pension and postretirement contributions cannot be determined beyond 2017.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $58.2 million of unrecognized tax benefits as of December 31, 2016 have been excluded from the Contractual Obligations table above. See Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2016. Other corporate commercial commitments include standby letters of credit of $38.8 million, in the aggregate, all of which expire in less than one year, and surety bonds of $5.3 million, in the aggregate, all of which expire in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Mexican peso and the Chinese yuan. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. For additional information on this risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Derivative Financial Instruments

In accordance with ASC requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is designated as an effective economic hedge of the net investment in a foreign operation, the changes in the fair value of the derivative is reported in the cumulative translation adjustment section of OCI. Similar to foreign currency translation adjustments, these changes in fair value are recognized in earnings only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency gains/(losses) of $(3.5) million and $3.6 million (before tax impact) were reclassified into earnings for the year ended December 31, 2016 and 2015, respectively. There was no impact of deferred currency gains/losses on earnings in 2014. Based on foreign exchange rates as of December 31, 2016, we estimate that $0.2 million of net currency derivative losses included in OCI as of December 31, 2016 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Simplifying the Test for Goodwill Impairment.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 that simplifies the accounting for goodwill impairment for all entities. Under the new standard, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e. hypothetical purchase price allocation). The new standard is effective for annual and interim impairment tests performed in periods beginning after January 1, 2020 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). In this case the transfer of assets does not constitute a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). The new standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18 according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows and this has resulted in diversity in cash flows presentation. The new standard is effective from January 1, 2018 and early adoption is permitted, however we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 that will require companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized, impaired). The new standard is effective from January 1, 2018 and early adoption is permitted, however we elected not to early adopt. Transition method will be a “modified retrospective”, i.e. with a cumulative adjustment to retained earnings at adoption. We are assessing the impact the adoption of this standard will have on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15 that will change how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) cash payments for debt prepayment or extinguishment costs should be classified as financing cash outflows; 2) contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if the payment is in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally will be classified as cash outflows for investing activities; 3) insurance settlement proceeds, would be classified based on the nature of the loss; and 4) company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums could be classified as investing or operating cash outflows, or a combination of both. The new standard is effective beginning January 1, 2018 and should be adopted retrospectively. Early adoption is permitted however we elected not to early adopt. We are assessing the impact the adoption of this standard will have on our financial statements.

Financial Instruments — Credit Losses

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 that requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The new standard also allows entities to withhold an amount up to an employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The new standard is effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of June 30, 2016. As a result, during the second quarter we reclassified the year-to-date 2016 excess tax benefit of $14.2 million and the second quarter benefit of $9 million from paid-in capital (statements of equity) into the income taxes line on the statements of comprehensive income. Further, we reclassified the excess tax benefits from the exercise of stock based compensation from financing into operating activities in the statement of cash flows in 2016. We also reclassified $9 million and $13.6 million of employee withholding taxes paid from operating into financing activities in the statement of cash flows for the six months period ended June 30, 2016 and June 30, 2015, respectively, as required by ASU 2016-09 (adopted retrospectively). The adoption did not impact the existing classification of the awards.

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

Leases

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. The new standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued final guidance ASU 2016-01 that requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. The new standard is effective beginning January 1, 2018. Early application is permitted for certain provisions of the standard, however we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of the end of 2016. Based on our preliminary assessment, we have determined that the control of goods, separate performance obligations and right of return are the focus areas for the Company. We plan to complete our assessment of the impact of adoption during the third quarter of 2017 and finalize the adoption of the new revenue standard by the end of 2017.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $7.4 million and $5.8 million as of December 31, 2016 and 2015, respectively.

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

In 2014, as a result of our decision to sell the Waterloo tool storage business, we recorded $9.1 million of pre-tax impairment charges in discontinued operations in order to remeasure this business at the estimated fair value less costs to sell. These charges consisted of $8.1 million for fixed assets and $1.0 million for definite-lived intangible assets.

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

The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales, profit and cash flow forecasts; peer company EBITDA earnings multiples; the market-participant-based weighted-average cost of capital; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and repair and remodel segments of the U.S. home products markets drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future profit margins and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible asset testing are third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales and profit margin forecasts; the market-participant weighted-average cost of capital; and the perpetuity growth rate. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value of our indefinite-lived tradenames using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

In 2016, 2015 and 2014, we did not record any asset impairment charges in operating income associated with goodwill or indefinite-lived intangible assets. As of December 31, 2016, the fair value of one of the tradenames in the Cabinets segment and one of our tradenames in the Doors segment exceeded their carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of these tradenames could trigger an impairment.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. As previously communicated to our employees, benefit accruals under our defined benefit pension plans were frozen as of December 31, 2016.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $1.9 million, $2.5 million and $13.7 million in 2016, 2015 and 2014, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $73.4 million as of December 31, 2016, compared to $71.4 million as of December 31, 2015. The $2.0 million change was primarily due to lower discount rates at December 31, 2016 compared to December 31, 2015.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2016 and 2015 was 6.6% and 6.8%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2016 and 2015 was 4.3% and 4.6%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2016, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.3% for pre-65 retirees and 8.2% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2025. As of December 31, 2015, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.3% for pre-65 retirees and 8.2% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2024.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2016	2015	2014
Total pension expense	$6.8	$8.0	$13.7
Actuarial loss component of expense above	—	2.9	12.5
Total postretirement income	(11.3)	(13.2)	(25.5)
Actuarial loss (gain) component of expense above	1.9	(0.4)	1.2
Amortization of prior service credit component of expense above	(13.5)	(13.5)	(27.6)

The actuarial losses in 2016 were principally due to the re-measurement relating to a retiree medical plan. The actuarial losses in 2015 were due to lower asset returns, partially offset by higher discount rates. The actuarial losses in 2014 were due to a reduction in the discount rates used to measure plan benefit obligations, as well as change to the new Society of Actuaries RP-2014 mortality tables and improvement index (approximately $48 million). Discount rates in 2016 used to determine benefit obligations decreased by an average of 30 basis points for pension benefits and an average of 70 basis points for postretirement benefits. Discount rates in 2015 used to determine benefit obligations increased by an average of 40 basis points for pension benefits and an average of 50 basis points for postretirement benefits. Discount rates in 2014 used to determine benefit obligations decreased by an average of 80 basis points for both pension benefits and postretirement benefits. The changes in discount rates was due to changes in interest rates for the bond portfolio that comprises our spot-rate yield curve. Our spot-rate yield curve is based on high quality bond interest rates. Our actual return on plan assets in 2016 was 10.0% compared to an actuarial assumption of an average 6.3% expected return. Our actual return on plan assets in 2015 was (2.1)% compared to an actuarial assumption of an average 6.8% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2016, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $58.2 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $4.0 million to $5.0 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2016, eleven such instances have not been dismissed, settled or otherwise resolved. In 2016, one of our subsidiaries was identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2016 and 2015, we had accruals of $1.0 million and $2.8 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites. Our year over year accrual decreased after we completed the remediation at one location.

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

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2016, would be $5.4 million on a pre-tax basis.

Foreign Exchange Rate Risk

We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in certain foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions.

The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.3 million at December 31, 2016. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2016	2015	2014
NET SALES	$4,984.9	$4,579.4	$4,013.6
Cost of products sold	3,180.3	2,997.5	2,646.7
Selling, general and administrative expenses	1,129.9	1,047.6	943.3
Amortization of intangible assets	28.1	21.6	13.1
Restructuring charges	13.9	16.6	7.0
OPERATING INCOME	632.7	496.1	403.5
Interest expense	49.1	31.9	10.4
Other expense, net	1.5	4.3	1.2
Income from continuing operations before income taxes	582.1	459.9	391.9
Income taxes	169.7	153.4	118.3
Income from continuing operations, net of tax	412.4	306.5	273.6
Income (loss) from discontinued operations, net of tax	0.8	9.0	(114.3)
NET INCOME	413.2	315.5	159.3
Less: Noncontrolling interests	—	0.5	1.2
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$413.2	$315.0	$158.1
BASIC EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$2.67	$1.92	$1.68
Discontinuing operations	0.01	0.05	(0.70)
Net income attributable to Fortune Brands common shareholders	$2.68	$1.97	$0.98
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$2.61	$1.88	$1.64
Discontinuing operations	0.01	0.05	(0.69)
Net income attributable to Fortune Brands common shareholders	$2.62	$1.93	$0.95

Basic average number of shares outstanding	154.3	159.5	161.8
Diluted average number of shares outstanding	157.8	163.0	166.3
Dividends declared per common share	$0.66	$0.58	$0.50

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2016	2015	2014
NET INCOME	$413.2	$315.5	$159.3
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(14.7)	(44.3)	(22.3)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains arising during period	(6.7)	6.8	(1.3)
Less: reclassification adjustment for losses (gains) included in net income	3.5	(3.6)	(0.1)
Unrealized (losses) gains on derivatives	(3.2)	3.2	(1.4)
Defined benefit plans:
Prior service credit (cost) arising during period	12.1	(0.1)	15.3
Prior service credit (cost) recognition due to settlement and curtailment	0.1	(1.0)	—
Net actuarial (loss) gain arising during period	(1.9)	6.3	(112.5)
Less: amortization of prior service credit included in net periodic pension cost	(13.5)	(13.4)	(27.5)
Defined benefit plans	(3.2)	(8.2)	(124.7)
Other comprehensive loss, before tax	(21.1)	(49.3)	(148.4)
Income tax benefit (expense) related to items of other comprehensive income(a)	1.7	3.5	46.2
Other comprehensive loss, net of tax	(19.4)	(45.8)	(102.2)
COMPREHENSIVE INCOME	393.8	269.7	57.1
Less: comprehensive income attributable to noncontrolling interest	—	0.5	1.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$393.8	$269.2	$56.0

(a)

Income tax benefit (expense) on unrealized (losses) gains on derivatives of $0.5 million, $(0.5) million and $(0.2) million and on defined benefit plans of $1.2 million, $4.0 million and $46.4 million in 2016, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$251.5	$238.5
Accounts receivable less allowances for discounts, doubtful accounts and returns	550.7	502.6
Inventories	531.1	555.6
Other current assets	111.9	121.3
TOTAL CURRENT ASSETS	1,445.2	1,418.0
Property, plant and equipment, net of accumulated depreciation	662.5	627.9
Goodwill	1,833.8	1,755.3
Other intangible assets, net of accumulated amortization	1,107.0	996.7
Other assets	80.0	77.8
TOTAL ASSETS	$5,128.5	$4,875.7
LIABILITIES AND EQUITY
Current liabilities
Notes payable to banks	$—	$0.8
Accounts payable	393.8	344.2
Other current liabilities	449.0	412.9
TOTAL CURRENT LIABILITIES	842.8	757.9
Long-term debt	1,431.1	1,168.7
Deferred income taxes	163.5	201.7
Accrued defined benefit plans	216.2	218.4
Other non-current liabilities	111.9	75.2
TOTAL LIABILITIES	2,765.5	2,421.9
Commitments (Note 17) and Contingencies (Note 22)
Equity
Common stock(a)	1.7	1.7
Paid-in capital	2,653.8	2,602.2
Accumulated other comprehensive loss	(71.9)	(52.5)
Retained earnings	814.6	501.6
Treasury stock	(1,036.7)	(602.1)
TOTAL FORTUNE BRANDS EQUITY	2,361.5	2,450.9
Noncontrolling interests	1.5	2.9
TOTAL EQUITY	2,363.0	2,453.8
TOTAL LIABILITIES AND EQUITY	$5,128.5	$4,875.7

(a)	Common stock, par value $0.01 per share, 177.7 million shares and 175.2 million shares issued at December 31, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$413.2	$315.5	$159.3
Non-cash expense (income):
Depreciation	94.6	93.5	82.9
Amortization of intangibles	28.1	21.6	15.9
Stock-based compensation	32.0	27.6	29.7
Restructuring charges	(0.1)	1.0	2.5
Loss (gain) on sale of property, plant and equipment	1.2	(0.5)	0.9
Loss on sale of discontinued operation	—	16.7	83.2
Asset impairment charges	—	—	10.7
Recognition of actuarial losses	1.9	8.6	13.7
Deferred taxes	(25.8)	(13.6)	0.3
Amortization of deferred financing costs	3.6	0.6	—
Changes in assets and liabilities including effects subsequent to acquisitions:
Increase in accounts receivable	(39.1)	(6.9)	(39.9)
Decrease (increase) in inventories	52.4	(69.8)	14.5
Increase (decrease) in accounts payable	57.6	(16.0)	(9.5)
Decrease (increase) in other assets	10.7	(24.4)	(24.4)
Increase (decrease) in accrued taxes	0.3	6.7	(0.2)
Increase (decrease) in accrued expenses and other liabilities	19.9	68.6	(73.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	650.5	429.2	266.2
INVESTING ACTIVITIES
Capital expenditures	(149.3)	(128.5)	(127.5)
Proceeds from the disposition of assets	3.9	2.5	0.7
Proceeds from sale of discontinued operation	—	12.2	130.0
Cost of acquisitions, net of cash acquired	(239.7)	(652.8)	(147.3)
Other investing activities	—	—	(7.0)
NET CASH USED IN INVESTING ACTIVITIES	(385.1)	(766.6)	(151.1)
FINANCING ACTIVITIES
(Decrease) increase in short-term debt	(1.1)	0.8	(6.2)
Issuance of long-term debt	1,065.0	1,748.9	1,057.0
Repayment of long-term debt	(805.0)	(1,250.0)	(737.0)
Proceeds from the exercise of stock options	25.5	28.9	28.9
Excess tax benefit from the exercise of stock-based compensation	—	30.7	29.2
Employee withholding taxes paid related to stock-based compensation	(10.1)	(18.1)	(12.5)
Dividends to stockholders	(98.2)	(89.5)	(77.4)
Treasury stock purchases	(424.5)	(51.7)	(439.8)
Other financing activities, net	(2.0)	(1.2)	(2.2)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(250.4)	398.8	(160.0)
Effect of foreign exchange rate changes on cash	(2.0)	(14.8)	(4.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$13.0	$46.6	$(49.5)
Cash and cash equivalents at beginning of year	$238.5	$191.9	$241.4
Cash and cash equivalents at end of year	$251.5	$238.5	$191.9
Cash paid during the year for:
Interest	$43.7	$26.0	$9.6
Income taxes paid directly to taxing authorities	172.1	102.2	109.1
Income taxes (received from) paid to Fortune Brands, Inc.	(0.6)	2.0	—
Dividends declared but not paid	27.6	25.6	22.1

(a)	Capital expenditures of $11.9 million, $20.0 million and $4.2 million that have not been paid as of December 31, 2016, 2015 and 2014, respectively, were excluded from the Statement of Cash Flows.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2013	$1.7	$2,431.3	$95.4	$200.8	$(79.8)	$3.7	$2,653.1
Comprehensive income:
Net income	—	—	—	158.1	—	1.2	159.3
Other comprehensive (loss) income	—	—	(102.1)	—	—	(0.1)	(102.2)
Stock options exercised	—	29.1	—	—	—	—	29.1
Stock-based compensation	—	29.2	—	—	(12.7)	—	16.5
Tax benefit on exercise of stock options(a)	—	27.7	—	—	—	—	27.7
Treasury stock purchase	—	—	—	—	(439.8)	—	(439.8)
Dividends ($0.50 per Common share)	—	—	—	(79.4)	—	—	(79.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	315.0	—	0.5	315.5
Other comprehensive (loss) income	—	—	(45.8)	—	—	—	(45.8)
Stock options exercised	—	28.9	—	—	—	—	28.9
Stock-based compensation	—	27.6	—	—	(18.1)	—	9.5
Tax benefit on exercise of stock options	—	28.4	—	—	—	—	28.4
Treasury stock purchase	—	—	—	—	(51.7)	—	(51.7)
Dividends ($0.58 per Common share)	—	—	—	(92.9)	—	—	(92.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	413.2	—	—	413.2
Other comprehensive (loss) income	—	—	(19.4)	—	—	—	(19.4)
Stock options exercised	—	25.5	—	—	—	—	25.5
Stock-based compensation	—	32.0	—	—	(10.1)	—	21.9
Treasury stock purchase	—	—	—	—	(424.5)	—	(424.5)
Dividends ($0.66 per Common share)	—	—	—	(100.2)	—	—	(100.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Other (See Note 10)	—	(5.9)	—	—	—	—	(5.9)
Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0

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

Basis of Presentation    The consolidated financial statements include the accounts of Fortune Brands and its wholly-owned subsidiaries. The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December. In December 2016, there were certain transactions that resulted in approximately $49 million of net cash outflows, relating to payments made to third parties in the normal course of business during the period between the year-end of our wholly-owned subsidiaries and the Company’s year-end.

In September 2016, we acquired ROHL LLC (“ROHL”) and in a related transaction, we acquired TCL Manufacturing which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), and in May 2016, we acquired Riobel Inc (“Riobel”). The financial results of ROHL, Perrin & Rowe and Riobel were included in the Company’s consolidated balance sheets as of December 31, 2016 and in the Company’s consolidated statements of income and statements of cash flow beginning in September 2016 and May 2016, respectively.

In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”). In accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo through the date of sale, were classified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2015 and 2014. The assets and liabilities of Waterloo were classified as discontinued operations in the accompanying consolidated balance sheet as of December 31, 2014.

In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft were included in the Company’s consolidated statements of income and statements of cash flow beginning in May 2015 and the consolidated balance sheets as of December 31, 2015 and 2016.

In September 2014, we sold all of the shares of stock of Fortune Brands Windows, Inc., our subsidiary that owned and operated the Simonton windows business. The results of operations of Simonton were reclassified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2014.

The cash flows from discontinued operations for 2016, 2015 and 2014 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $7.4 million and $5.8 million as of December 31, 2016 and 2015, respectively.

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

We also use the last-in, first-out (“LIFO”) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2016 and 2015 were $235.5 million (with a current cost of $244.4 million) and $227.9 million (with a current cost of $243.1 million), respectively.

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

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We review indefinite-lived intangible assets for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible asset. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

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

Insurance Reserves    We provide for expenses associated with workers’ compensation and product liability obligations when such amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2016, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $58.2 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $4.0 million to $5.0 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials and media production costs. The costs included in the “selling, general and administrative expenses” category were $44.1 million, $43.2 million and $43.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $197.0 million, $184.6 million and $169.7 million in 2016, 2015 and 2014, respectively.

Advertising costs, which amounted to $199.1 million, $195.4 million and $200.4 million in 2016, 2015 and 2014, respectively, are principally expensed as incurred. Advertising costs include product displays, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $52.5 million, $63.2 million and $66.8 million in 2016, 2015 and 2014, respectively. Advertising costs recorded in selling, general and administrative expenses were $146.6 million, $132.2 million and $133.6 million in 2016, 2015 and 2014, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $53.1 million, $48.7 million and $46.1 million in 2016, 2015 and 2014, respectively, are expensed as incurred.

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

Deferred currency gains/(losses) of $(3.5) million and $3.6 million (before tax impact) was reclassified into earnings for the year ended December 31, 2016 and 2015, respectively. There was no impact of deferred currency gains/losses on earnings in 2014. Based on foreign exchange rates as of December 31, 2016, we estimate that $0.2 million of net currency derivative losses included in AOCI as of December 31, 2016 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Simplifying the Test for Goodwill Impairment.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 that simplifies the accounting for goodwill impairment for all entities. Under the new standard, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e. hypothetical purchase price allocation). The new standard is effective for annual and interim impairment tests performed in periods beginning after January 1, 2020 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). In this case the transfer of assets does not constitute a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). The new standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows and this has resulted in diversity in cash flows presentation. The new standard is effective from January 1, 2018 and early adoption is permitted, however we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 that will require companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized, impaired). The new standard is effective from January 1, 2018 and early adoption is permitted, however we elected not to early adopt. Transition method will be a “modified retrospective”, i.e. with a cumulative adjustment to retained earnings at adoption. We are assessing the impact the adoption of this standard will have on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15 that will change how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) cash payments for debt prepayment or extinguishment costs should be classified as financing cash outflows; 2) contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if payment made is up to the acquisition date fair value of liability) or operating outflows (if the payment is in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally will be classified as cash outflows for investing activities; 3) insurance settlement proceeds, would be classified based on the nature of the loss; and 4) company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums could be classified as investing or operating cash outflows, or a combination of both. The new standard is effective beginning January 1, 2018 and should be adopted retrospectively. Early adoption is permitted however we elected not to early adopt. We are assessing the impact the adoption of this standard will have on our financial statements.

Financial Instruments — Credit Losses

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 that requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled. The new standard also allows entities to withhold an amount up to an employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The new standard is effective for annual and interim periods beginning January 1, 2017. We early adopted this standard as of June 30, 2016. As a result, during the second quarter we reclassified the year-to-date 2016 excess tax benefit of $14.2 million and the second quarter benefit of $9 million from paid-in capital (statements of equity) into the income taxes line on the statements of comprehensive income. Further, we reclassified the excess tax benefits from the exercise of stock based compensation from financing into operating activities in the statement of cash flows in 2016. We also reclassified $9 million and $13.6 million of employee withholding taxes paid from operating into financing activities in the statement of cash flows for the six months period ended June 30, 2016 and 2015, respectively, as required by ASU 2016-09 (adopted retrospectively). The adoption did not impact the existing classification of the awards.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” that requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. The new standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued final guidance ASU 2016-01 that requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. The new standard is effective beginning January 1, 2018. Early application is permitted for certain provisions of the standard, however we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of the end of 2016. Based on our preliminary assessment, we have determined that the control of goods, separate performance obligations and right of return are the focus areas for the Company. We plan to complete our assessment of the impact of adoption during the third quarter of 2017 and finalize the adoption of the new revenue standard by the end of 2017.

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2016	2015
Inventories:
Raw materials and supplies	$207.6	$237.8
Work in process	55.9	60.2
Finished products	267.6	257.6
Total inventories	$531.1	$555.6

Property, plant and equipment:
Land and improvements	$57.0	$56.2
Buildings and improvements to leaseholds	429.4	407.6
Machinery and equipment	1,079.8	1,005.6
Construction in progress	64.5	82.3
Property, plant and equipment, gross	1,630.7	1,551.7
Less: accumulated depreciation	968.2	923.8
Property, plant and equipment, net of accumulated depreciation	$662.5	$627.9

Other current liabilities:
Accrued salaries, wages and other compensation	$112.6	$118.0
Accrued customer programs	129.3	124.8
Accrued taxes	46.3	43.3
Dividends payable	27.6	25.6
Other accrued expenses	133.2	101.2
Total other current liabilities	$449.0	$412.9

4.    Acquisitions

In September 2016, we acquired ROHL, a California-based luxury plumbing company. In a related transaction, we also acquired Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million (including $3 million of liabilities assumed), subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the twelve months ended December 31, 2016 were not material to the Company. The results of operations are included in the Plumbing segment. The goodwill expected to be deductible for income tax purposes is approximately $49 million.

In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the twelve months ended December 31, 2016 were not material to the Company. The results of operations are included in the Plumbing segment. We do not expect any portion of goodwill to be deductible for income tax purposes.

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

During the third quarter of 2016 and following the completion of the Norcraft purchase accounting measurement period, the Company identified certain immaterial prior period balance sheet misstatements relating to the calculation of deferred tax liabilities as disclosed in the purchase price allocation related to the Norcraft acquisition. The correction of the cumulative misstatement during the third quarter of 2016 resulted in a $24.3 million and $15.4 million reduction in Norcraft’s deferred tax liabilities and the carrying value of goodwill, respectively, and an offsetting increase of $8.9 million in the uncertain tax positions accrual. The Company assessed the materiality of these misstatements on previously issued financial statements and concluded that the misstatements were not material to the Consolidated Financial Statements for any interim or annual periods taken as a whole.

The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the Norcraft acquisition.

(In millions)
Accounts receivable	$30.8
Inventories	28.6
Property, plant and equipment	45.3
Goodwill	290.6
Identifiable intangible assets	360.0
Other assets	9.4
Total assets	764.7
Deferred tax liabilities	75.6
Other liabilities and accruals	40.5
Net assets acquired(a)	$648.6

(a)	Net assets exclude $15.5 million of cash transferred to the Company as the result of the Norcraft acquisition.

Goodwill includes expected sales and cost synergies. Identifiable intangible assets consist of an indefinite-lived tradename of $150 million and customer relationships of $210 million. The useful life of the customer relationships identifiable intangible asset is 20 years.

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

>	estimated amortization of a definite-lived customer relationship intangible asset (amortized using the straight-line method),

>	the estimated cost of the inventory adjustment to fair value,

>	interest expense associated with debt that would have been incurred in connection with the acquisition,

>	the reclassification of Norcraft transaction costs from 2015 to the first quarter of 2014, and

>	adjustments to conform accounting policies.

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

In December 2014, we acquired all of the issued and outstanding shares of capital stock of Anafree Holdings, Inc., the sole owner of Anaheim Manufacturing Company (“Anaheim”), which markets and sells garbage disposals, for $28.9 million in cash. We paid the purchase price using a combination of cash on hand and borrowings under our existing credit facilities. We completed our purchase price allocation in the first half of 2015 and as a result reclassified $17 million from goodwill to other identifiable assets. Net sales and operating income in the twelve months ended December 31, 2014 were not material to the Company. The results of operations of Anaheim are included in the Plumbing segment.

In July 2014, we acquired all of the voting equity of John D. Brush & Co., Inc. (“SentrySafe”) for a purchase price of $116.7 million in cash. The purchase price was funded from our existing credit facilities. This acquisition broadened our product offering of security products. Net sales and operating income in the twelve months ended December 31, 2014 were not material to the Company. The results of operations of SentrySafe are included in the Security segment.

These 2014 acquisitions were not material for the purposes of supplemental disclosure and did not have a material impact on our consolidated financial statements.

5.    Discontinued Operations

In 2015, we completed the sale of Waterloo for approximately $14 million in cash, subject to certain post-closing adjustments. We recorded a pre-tax loss of $16.9 million as the result of this sale. Transaction and other sale-related costs were approximately $2.8 million. The estimated tax benefit on the sale was $26.5 million with the after-tax gain of $7.0 million recorded within discontinued operations. The estimated tax benefit resulted primarily from a tax loss in excess of the financial reporting loss as a result of prior period nondeductible asset impairments. Waterloo is presented as a discontinued operation in our financial statements beginning January 1, 2014 and through the date of sale in accordance with ASC 205 requirements. Prior to classifying Waterloo as a discontinued operation, it was reported in the Security segment.

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

The following table summarizes the results of discontinued operations for the years ended December 31, 2015 and 2014. The year ended December 31, 2015 on a pre-tax basis consists of Waterloo only, however the comparable period in 2014 includes both Waterloo and Simonton.

(in millions)	2015	2014
Net sales	$78.2	$369.4
Loss from discontinued operations before income taxes	$(16.0)	$(90.8)
Income tax (benefit) expense	(25.0)	23.5
Income (loss) from discontinued operations, net of tax	$9.0	$(114.3)

6.    Goodwill and Identifiable Intangible Assets

We had goodwill of $1,833.8 million and $1,755.3 million as of December 31, 2016 and 2015, respectively. The increase of $78.5 million was primarily due to the acquisitions of Riobel and ROHL, partially offset by the Norcraft acquisition-related adjustment (See Note 4, “Acquisitions”). The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Balance at December 31, 2014(a)	$630.1	$595.6	$143.0	$99.1	$1,467.8
2015 translation adjustments	(4.9)	—	—	(2.7)	(7.6)
Acquisition-related adjustments	312.5	(17.0)	—	(0.4)	295.1
Balance at December 31, 2015(a)	$937.7	$578.6	$143.0	$96.0	$1,755.3
2016 translation adjustments	0.8	(2.3)	—	0.3	(1.2)
Acquisition-related adjustments	(14.2)	93.9	—	—	79.7
Balance at December 31, 2016(a)	$924.3	$670.2	$143.0	$96.3	$1,833.8

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $1,107.0 million and $996.7 million as of December 31, 2016 and 2015, respectively. The $137.8 million increase in gross identifiable intangible assets was primarily due to the acquisitions in our Plumbing segment during 2016.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2016 and 2015 were as follows:

	As of December 31, 2016			As of December 31, 2015
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets—tradenames	$671.8	$—	$671.8	$638.6	—	$638.6
Amortizable intangible assets
Tradenames	15.8	(7.3)	8.5	19.1	(8.6)	10.5
Customer and contractual relationships	611.9	(203.1)	408.8	511.2	(177.4)	333.8
Patents/proprietary technology	61.9	(44.0)	17.9	54.7	(40.9)	13.8
Total	689.6	(254.4)	435.2	585.0	(226.9)	358.1
Total identifiable intangibles	$1,361.4	$(254.4)	$1,107.0	$1,223.6	$(226.9)	$996.7

Amortizable intangible assets, principally tradenames and customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 3 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. We expect to record intangible amortization of approximately $32 million in 2017, $30 million in 2018, $28 million in 2019, $28 million in 2020, and $28 million in 2021.

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

In 2016, 2015 and 2014, we did not record any asset impairment charges associated with goodwill or indefinite-lived intangible assets. As of December 31, 2016, the fair value of one of the tradenames in the Cabinets segment and one of our tradenames in the Doors segment exceeded their carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of these tradenames could trigger an impairment. As of December 31, 2016, the carrying value of these tradenames was $168 million. Factors influencing our fair value estimates of these tradenames are described in the following paragraph.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.

7.    Asset Impairment Charges

In 2014, as a result of our decision to sell Waterloo, we recorded $9.1 million of pre-tax impairment charges in order to remeasure this business at the estimated fair value less costs to sell. These charges consisted of $8.1 million for fixed assets and $1.0 million for definite-lived intangible assets. Refer to Note 5, “Discontinued Operations,” for additional information on the sale of Waterloo.

8.    External Debt and Financing Arrangements

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On December 31, 2016 and 2015, our outstanding borrowings under these facilities, net of debt issuance costs relating to the term loan balance, were $540.0 million (revolver) and $279.0 million (term loan), respectively. At December 31, 2016 and 2015, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of December 31, 2016, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million as of June 30, 2016. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this new guidance did not impact the Company’s equity, results of operations or cash flows.

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2016 and 2015, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $891.1 million and $889.7 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which zero and $0.8 million were outstanding, as of December 31, 2016 and 2015. The weighted-average interest rates on these borrowings were 1.5%, 1.0% and 7.6% in 2016, 2015 and 2014 respectively.

The components of external long-term debt were as follows:

(In millions)	2016	2015
$400 million unsecured senior note due June 2020	$397.6	$396.9
$500 million unsecured senior note due June 2025	493.5	492.8
$1,250 million revolving credit agreement due July 2021	540.0	—
$525 million term loan(a)	—	279.0
Total debt	1,431.1	1,168.7
Less: current portion	—	—
Total long-term debt	$1,431.1	$1,168.7

(a)

In 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility.

Senior Notes payments during the next five years as of December 31, 2016 are zero in 2017 through 2019, $400 million in 2020 and zero in 2021.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2016.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2016 and 2015.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The effective portions of cash flow hedges are reported in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the statement of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2016 was $192.7 million, representing a net settlement liability of $0.1 million. Based on foreign exchange rates as of December 31, 2016, we estimate that $0.2 million of net foreign currency derivative losses included in OCI as of December 31, 2016 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2016 and 2015 were:

		Fair Value

(In millions)	Location	2016	2015
Assets:
Foreign exchange contracts	Other current assets	$2.8	$6.7
Net investment hedges	Other current assets	0.6	0.1
	Total assets	$3.4	$6.8
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.9	$3.1
Net investment hedges	Other current liabilities	0.2	—
	Total liabilities	$3.1	$3.1

The effects of derivative financial instruments on the consolidated statements of income in 2016, 2015 and 2014 were:

(In millions)	Gain (Loss) Recognized in Income

Type of hedge	Location	2016	2015	2014
Cash flow	Net sales	$—	$—	$—
	Cost of products sold	(3.5)	3.6	0.5
	Other expense, net	—	—	(0.4)
Fair value	Other expense, net	2.0	8.2	3.6
Total		$(1.5)	$11.8	$3.7

For cash flow hedges that are effective, the amounts recognized in OCI were (losses) gains of $(6.7) million and $6.8 million in 2016 and 2015, respectively. In the years ended December 31, 2016, 2015 and 2014, the ineffective portion of cash flow hedges recognized in Other expense, net, was insignificant.

10.    Fair Value Measurements

The carrying value and fair value of debt as of December 31, 2016 and 2015 were as follows:

(In millions)	December 31, 2016		December 31, 2015

	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$540.0	$540.0	$—	$—
Notes payable to bank	—	—	0.8	0.8
Term loan, including current portion	—	—	279.0	280.0
Senior Notes, net of underwriting commissions and price discounts	891.1	919.2	889.7	894.1

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

The estimated fair value of our Senior Notes and term loan is determined primarily using broker quotes, which are level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 were as follows:

(In millions)	Fair Value

	2016	2015
Assets:
Derivative asset financial instruments (level 2)	$3.4	$6.8
Deferred compensation program assets (level 2)	4.5	3.1
Total assets	$7.9	$9.9
Liabilities:
Derivative liability financial instruments (level 2)	$3.1	$3.1

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

11.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2016 and 2015 were as follows:

	Common Shares		Treasury Shares

	2016	2015	2016	2015
Balance at the beginning of the year	159,906,032	158,140,128	15,293,877	13,809,889
Stock plan shares issued	2,518,071	3,249,892	—	—
Shares surrendered by optionees	(204,538)	(392,921)	204,538	392,921
Common stock repurchases	(8,807,515)	(1,091,067)	8,807,515	1,091,067
Balance at the end of the year	153,412,050	159,906,032	24,305,930	15,293,877

In December 2016, our Board of Directors increased the quarterly cash dividend by 13% to $0.18 per share of our common stock.

The Company has 60 million authorized shares of preferred stock, par value $0.01 per share. At December 31, 2016, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2016, we repurchased approximately 8.8 million shares of outstanding common stock under the Company’s share repurchase program at a cost of $424.5 million. As of December 31, 2016, the Company’s total remaining share repurchase authorization under the remaining program was approximately $223.1 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12.    Accumulated Other Comprehensive (Loss) Income

The reclassifications out of accumulated other comprehensive (loss) income for the year ended December 31, 2016 and 2015 were as follows:

(In millions)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Consolidated Statements of Income

	2016	2015
Cumulative translation adjustments	$—	$—	Restructuring charges
Losses (gains) on cash flow hedges
Foreign exchange contracts	$(3.5)	$4.0	Cost of products sold
	—	—	Other expense, net
Commodity contracts	—	(0.4)	Cost of products sold
	(3.5)	3.6	Total before tax
	—	(1.8)	Tax expense
	$(3.5)	$1.8	Net of tax
Defined benefit plan items
Amortization of prior service cost	$13.5	$13.4	(a)
Recognition of actuarial losses	(1.9)	(2.5)	(a)
Recognition of prior service in discontinued operations	—	1.0	(b)
Recognition of actuarial losses in discontinued operations	—	(6.1)	(b)
	11.6	5.8	Total before tax
	(4.3)	(3.0)	Tax expense
	$7.3	$2.8	Net of tax
Total reclassifications for the period	$3.8	$4.6	Net of tax

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 14, “Defined Benefit Plans,” for additional information.

(b)	These accumulated other comprehensive loss components are included in discontinued operations.

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$53.3	$0.9	$41.2	$95.4
Amounts classified into accumulated other comprehensive (loss) income	(20.8)	(1.5)	(69.7)	(92.0)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	(1.5)	—	(8.6)	(10.1)
Net current period other comprehensive (loss) income	(22.3)	(1.5)	(78.3)	(102.1)
Balance at December 31, 2014	$31.0	$(0.6)	$(37.1)	$(6.7)
Amounts classified into accumulated other comprehensive (loss) income	(44.3)	4.5	(1.4)	(41.2)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	(1.8)	(2.8)	(4.6)
Net current period other comprehensive (loss) income	(44.3)	2.7	(4.2)	(45.8)
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive (loss) income	(14.7)	(6.2)	5.3	(15.6)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	3.5	(7.3)	(3.8)
Net current period other comprehensive (loss) income	(14.7)	(2.7)	(2.0)	(19.4)
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)

13.    Stock-Based Compensation

As of December 31, 2016, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan — the “Plans”). Our stockholders approved the Plan in 2013, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2016, approximately 6 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock may be automatically added to the number of shares of common stock that may be issued as awards expire, are terminated, cancelled or forfeited, or are used to satisfy the minimum required withholding taxes with respect to existing awards under the Plans. No new stock-based awards can be made under the 2011 Plan, but there are outstanding awards under the 2011 Plan that continue to vest and/or be exercisable. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Pre-tax stock-based compensation expense from continuing operations was as follows:

(In millions)	2016	2015	2014
Stock option awards	$7.2	$7.4	$7.8
Restricted stock units	17.2	13.4	11.8
Performance awards	6.7	5.9	7.6
Director awards	0.9	0.9	0.9
Total pre-tax expense	32.0	27.6	28.1
Tax benefit	11.4	9.9	10.5
Total after tax expense	$20.6	$17.7	$17.6

Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

Restricted stock units have been granted to officers and certain employees of the Company and represent the right to receive unrestricted shares of Company common stock subject to continued employment. Restricted stock units granted to certain officers are also subject to attaining specific performance criteria. In addition, certain employees can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each restricted stock unit granted by using the average of the high and low share prices on the date of grant. Restricted stock units generally vest ratably over a three-year period.

A summary of activity with respect to restricted stock units outstanding under the Plans for the year ended December 31, 2016 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	686,026	$44.69
Granted	385,450	51.97
Vested	(314,104)	42.88
Forfeited	(33,974)	46.63
Non-vested at December 31, 2016	723,398	$49.22

The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2016 was approximately $19.2 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of restricted stock units that vested during 2016, 2015 and 2014 was $16.4 million, $24.9 million and $31.1 million, respectively.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2016	2015	2014
Current expected dividend yield	1.4%	1.5%	1.5%
Expected volatility	30.0%	27.0%	32.0%
Risk-free interest rate	1.3%	1.8%	1.9%
Expected term	5.5 years	6 years	6 years

The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization because there is not sufficient historical volatility data for Fortune Brands common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. It is based on the simplified method from the Securities and Exchange Commission’s safe harbor guidelines. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2016, 2015 and 2014 was $12.70, $11.58 and $12.72, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and employees of Fortune Brands, Inc., our Former Parent, for the year ended December 31, 2016 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2015	6,199,526	$20.74
Granted	621,900	50.22
Exercised	(1,949,423)	13.10
Expired/forfeited	(56,712)	46.29
Outstanding at December 31, 2016	4,815,291	$27.34

Options outstanding and exercisable at December 31, 2016 were as follows:

	Options Outstanding(a)			Options Exercisable(b)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $12.99	900,898	2.8	$11.25	900,898	$11.25
13.00 to 20.00	1,824,173	4.5	15.78	1,824,173	15.78
20.01 to 50.22	2,090,220	7.8	44.37	950,833	39.40
	4,815,291	5.6	$27.34	3,675,904	$20.78

(a)	At December 31, 2016, the aggregate intrinsic value of options outstanding was $125.8 million.

(b)	At December 31, 2016, the weighted-average remaining contractual life of options exercisable was 4.7 years and the aggregate intrinsic value of options exercisable was $120.1 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2016 was $6.3 million, and the weighted-average period of time over which this cost will be recognized is

1.6 years. The fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $6.0 million, $7.8 million and $9.8 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2016, 2015 and 2014 was $88.1 million, $78.0 million and $63.4 million, respectively.

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

The following table summarizes information about performance share awards as of December 31, 2016, as well as activity during the year then ended, based on the target award amounts in the performance share award agreements:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	443,100	$42.15
Granted	155,100	50.60
Vested	(131,096)	33.70
Forfeited	(45,504)	42.15
Non-vested at December 31, 2016	421,600	$48.00

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2016 was approximately $6.4 million, and the weighted-average period of time over which this cost will be recognized is 1.5 years. The fair value of performance share awards that vested during 2016 was $6.0 million.

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plan. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2016, 2015 and 2014, we awarded 16,471, 19,695 and 22,654 shares of Company common stock to outside directors with a weighted average fair value on the date of the award of $57.37, $46.21 and $40.01, respectively.

14.    Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees, however these plans have been closed to new hires. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65, and also for payment of certain disability benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. As previously communicated to our employees, benefits under our defined benefit plans were frozen as of December 31, 2016.

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits

Obligations and Funded Status at December 31	2016	2015	2016	2015
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$767.7	$808.6	$15.6	$20.1
Service cost	9.6	11.5	—	0.1
Interest cost	34.4	33.7	0.3	0.6
Plan amendments	0.1	—	(12.3)	0.1
Actuarial loss (gain)	11.7	(54.1)	1.6	(1.3)
Benefits paid	(31.8)	(31.4)	(1.6)	(2.6)
Medicare Part D reimbursement	—	—	—	0.3
Plan curtailment gain	—	(0.6)	—	—
Plan settlement gain	—	—	—	(1.6)
Foreign exchange	—	—	—	(0.1)
Projected benefit obligation at end of year	$791.7	$767.7	$3.6	$15.6
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$791.7	$759.8
Change in Plan Assets:
Fair value of plan assets at beginning of year	$561.9	$608.2	$—	$—
Actual return on plan assets	46.6	(18.2)	—	—
Employer contributions	1.0	3.3	1.5	2.3
Medicare Part D reimbursement	—	—	—	0.3
Benefits paid	(31.8)	(31.4)	(1.5)	(2.6)
Fair value of plan assets at end of year	$577.7	$561.9	$—	$—
Funded status (Fair value of plan assets less PBO)	$(214.0)	$(205.8)	$(3.6)	$(15.6)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2016	2015	2016	2015
Current benefit payment liability	$(1.0)	$(1.1)	$(0.4)	$(2.0)
Accrued benefit liability	(213.0)	(204.7)	(3.2)	(13.6)
Net amount recognized	$(214.0)	$(205.8)	$(3.6)	$(15.6)

In the first quarter of 2013, the Company communicated a plan amendment to reduce health benefits to certain retired employees. Due to the risk of litigation at the time of the initial communication, the Company elected to defer the full recognition of the benefit arising from the plan amendment. Following a favorable court decision in the first quarter of 2016, the Company determined that it was now probable that it would realize the benefit from the plan amendment. As a result, the Company performed a re-measurement of the affected retiree plan liability as of March 31, 2016. This remeasurement resulted in a $10.7 million reduction of accrued retiree benefit plan liabilities and a corresponding increase in prior service credits. In accordance with accounting requirements, the liability reduction from this remeasurement is recorded as amortization of prior service credits in net income. In addition, we recorded a $0.9 million actuarial loss during the first quarter of 2016.

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

As of December 31, 2016, we adopted the new Society of Actuaries MP-2016 mortality tables, resulting in a decrease in our postretirement obligations of approximately $0.1 million, and a corresponding decrease in deferred actuarial losses in accumulated other comprehensive income. As of December 31, 2015, we adopted the Society of Actuaries RP-2015 mortality tables, resulting in a decrease in our postretirement obligations of approximately $0.5 million, and a corresponding decrease in deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2014	$76.5	$1.2
Recognition of actuarial (loss) gain	(9.0)	0.4
Current year actuarial gain (loss)	4.2	(1.3)
Net actuarial loss due to curtailment	(0.6)	—
Net actuarial loss at December 31, 2015	$71.1	$0.3
Recognition of actuarial loss	—	(1.9)
Current year actuarial gain	2.3	1.6
Net actuarial loss at December 31, 2016	$73.4	$—
Net prior service cost (credit) at December 31, 2014	$0.4	$(21.2)
Prior service credit recognition due to plan amendments	—	0.1
Amortization	(0.1)	13.5
Prior service cost recognition due to curtailment	(0.2)	—
Prior service credit recognition due to settlement	—	1.2
Net prior service cost (credit) at December 31, 2015	$0.1	$(6.4)
Prior service cost recognition due to plan amendments	—	(12.2)
Amortization	—	13.5
Prior service cost recognition due to curtailment	(0.1)	—
Net prior service cost (credit) at December 31, 2016	$—	$(5.1)
Total at December 31, 2016	$73.4	$(5.1)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are amortization of net prior service credits related pension benefits of zero and postretirement benefits of $(5.1) million.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit Cost	Pension Benefits			Postretirement Benefits

(In millions)	2016	2015	2014	2016	2015	2014
Service cost	$9.6	$11.5	$10.4	$—	$0.1	$0.1
Interest cost	34.4	33.7	32.9	0.3	0.6	0.8
Expected return on plan assets	(37.2)	(40.2)	(42.2)	—	—	—
Recognition of actuarial losses (gains)	—	2.9	12.5	1.9	(0.4)	1.2
Amortization of prior service cost (credits)	—	0.1	0.1	(13.5)	(13.5)	(27.6)
Net periodic benefit cost	$6.8	$8.0	$13.7	$(11.3)	$(13.2)	$(25.5)

Assumptions	Pension Benefits			Postretirement Benefits

	2016	2015	2014	2016	2015	2014
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.3%	4.6%		3.4%	4.1%
Rate of compensation increase	4.0%	4.0%		—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	4.6%	4.2%	5.0%	4.1%	3.5%	4.3%
Expected long-term rate of return on plan assets	6.6%	6.8%	7.4%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2016		2015
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.3/8.2	%(a)	7.3/8.2	%(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2025		2024

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

A one-percentage-point change in assumed health care cost trend rates would have had the following effects in 2016:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$—	$(0.1)
Effect on postretirement benefit obligation	(0.1)	(0.1)

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 31, 2016 and 2015 were as follows:

(In millions)	Total as of balance sheet date

	2016	2015
Group annuity/insurance contracts (Level 3)	$22.8	$22.3
Collective trusts:
Cash and cash equivalents	6.9	5.8
Equity	258.8	249.1
Fixed income	235.4	233.8
Multi-strategy hedge funds	23.1	22.3
Real estate	30.7	28.6
Total	$577.7	$561.9

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts

(In millions)	2016	2015
January 1	$22.3	$21.8
Actual return on assets related to assets still held	0.5	0.5
December 31	$22.8	$22.3

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $554.9 million and $539.6 million as of December 31, 2016 and 2015, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2016 we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The defined benefit asset allocation policy of the plans allow for an equity allocation of 0% to 75%, a fixed income allocation of 25% to 100%, a cash allocation of up to 25% and other investments of up to 20%. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our 2017 expected blended long-term rate of return on plan assets of 6.6% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2017	$36.3	$0.4
2018	37.6	0.3
2019	39.3	0.3
2020	40.7	0.3
2021	42.2	0.2
Years 2022-2026	229.1	0.7

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $22.7 million, $18.3 million and $21.5 million in 2016, 2015 and 2014, respectively.

15.    Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2016	2015	2014
Domestic operations	$513.8	$387.7	$301.4
Foreign operations	68.3	72.2	90.5
Income before income taxes and noncontrolling interests	$582.1	$459.9	$391.9

A reconciliation of income taxes at the 35% federal statutory income tax rate to the income tax provision reported was as follows:

(In millions)	2016	2015	2014
Income tax expense computed at federal statutory income tax rate	$203.7	$161.0	$137.2
Other income taxes, net of federal tax benefit	12.6	9.4	7.2
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(7.6)	(8.7)	(13.4)
Tax benefit on income attributable to domestic production activities	(13.0)	(12.5)	(7.6)
Net adjustments for uncertain tax positions	13.2	4.7	4.7
Adoption of ASU 2016-09	(27.8)	—	—
Net effect of rate changes on deferred taxes	(1.1)	0.2	(0.7)
Valuation allowance increase (decrease)	(2.1)	0.8	(4.1)
Miscellaneous other, net	(8.2)	(1.5)	(5.0)
Income tax expense as reported	$169.7	$153.4	$118.3
Effective income tax rate	29.2%	33.4%	30.2%

The effective income tax rates for 2016, 2015 and 2014 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the various extensions of the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions. The 2016 effective income tax rate was favorably impacted by a tax benefit related to the adoption of ASU 2016-09, the new accounting guidance relating to share-based compensation. The benefit associated with the favorable tax rates in foreign jurisdictions is affected by overall allocation of income, rate changes and impact of foreign exchange rates. In 2015, the effective income tax rate benefit from foreign tax rates was reduced, as compared to prior years, due to the overall allocation of income within foreign jurisdictions and an expiration of a favorable tax incentive that in total increased the effective foreign tax rate by 6%. The 2015 effective income tax rate was unfavorably impacted by $2.4 million related to nondeductible acquisition costs. The effective tax rate in 2014 was favorably impacted by the release of valuation allowances related to state net operating loss carryforwards of $4.1 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) was as follows:

(In millions)	2016	2015	2014
Unrecognized tax benefits — beginning of year	$38.2	$31.0	$23.7
Gross additions — current year tax positions	10.7	4.6	8.7
Gross additions — prior year tax positions	10.4	8.3	2.2
Gross additions (reductions) — purchase accounting adjustments	9.7	0.1	(1.1)
Gross reductions — prior year tax positions	(9.8)	(2.1)	(2.5)
Gross reductions — settlements with taxing authorities	(1.0)	(3.6)	—
Impact of change in foreign exchange rates	(0.0)	(0.1)	—
Unrecognized tax benefits — end of year	$58.2	$38.2	$31.0

The amount of UTBs that, if recognized as of December 31, 2016, would affect the Company’s effective tax rate was $45.4 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $4.0 million to $5.0 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2016, we recognized an interest and penalty expense of approximately $1.1 million. In 2015, we recognized an interest and penalty expense of approximately $1.0 million. In 2014, we recognized an interest and penalty expense of approximately $0.5 million. At December 31, 2016 and 2015, we had accruals for the payment of interest and penalties of $11.0 million and $10.2 million, respectively.

We file income tax returns in the U.S., various state and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for the periods related to 2013 through 2015. We have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2011, Mexico for years after 2006 and China for years after 2012.

Income taxes in 2016, 2015 and 2014 were as follows:

(In millions)	2016	2015	2014
Current
Federal	$150.4	$130.6	$86.9
Foreign	22.3	19.7	12.3
State and other	22.9	16.1	12.0
Deferred
Federal, state and other	(23.9)	(11.3)	2.7
Foreign	(2.0)	(1.7)	4.4
Total income tax expense	$169.7	$153.4	$118.3

The components of net deferred tax assets (liabilities) as of December 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Deferred tax assets:
Compensation and benefits	$56.1	$32.8
Defined benefit plans	82.5	84.4
Capitalized inventories	13.6	12.1
Accounts receivable	10.3	7.7
Other accrued expenses	41.4	23.7
Net operating loss and other tax carryforwards	39.7	39.9
Valuation allowance	(16.4)	(19.7)
Miscellaneous	2.5	6.1
Total deferred tax assets	229.7	187.0
Deferred tax liabilities:
LIFO inventories	(6.7)	(8.2)
Fixed assets	(57.1)	(48.5)
Identifiable intangible assets	(210.4)	(194.6)
Investment in partnership	(109.3)	(129.8)
Miscellaneous	(0.2)	(0.2)
Total deferred tax liabilities	(383.7)	(381.3)
Net deferred tax liability	$(154.0)	$(194.3)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2016 and 2015 as follows:

(In millions)	2016	2015
Other current assets	$—	$—
Other current liabilities	—	—
Other assets	9.5	7.4
Deferred income taxes	(163.5)	(201.7)
Net deferred tax liability	$(154.0)	$(194.3)

As of December 31, 2016 and 2015, the Company had deferred tax assets relating to net operating losses, capital losses, and other tax carryforwards of $39.7 million and $39.9 million, respectively, of which approximately $8.3 million will expire between 2017 and 2021, and the remainder of which will expire in 2022 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

The undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested were $313.6 million at December 31, 2016. A quantification of the associated deferred tax liability on these undistributed earnings has not been made, as the determination of such liability is not practicable.

16.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2016 were as follows:

	Year Ended December 31, 2016
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.8	$—	$—	$1.8
Plumbing	1.6	0.3	0.2	2.1
Doors	0.4	—	—	0.4
Security	10.1	4.2	0.7	15.0
Total	$13.9	$4.5	$0.9	$19.3

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2016 primarily related to severance costs and charges associated with the relocation of a manufacturing facility within our Security segment.

Pre-tax restructuring and other charges for the year ended December 31, 2015 were as follows:

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2015 related to severance costs to relocate a Plumbing manufacturing facility in China and severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment, as well as severance costs in the Security, Cabinets and Corporate segments.

Pre-tax restructuring and other charges for the year ended December 31, 2014 were as follows:

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2014 primarily resulted from severance charges in our Security, Plumbing and Corporate segments, partially offset by a benefit from release of a foreign currency gain associated with the dissolution of a foreign entity in the Plumbing segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 12/31/16
Workforce reduction costs	$10.4	$9.3	$(17.5)	$0.2	$2.4
Asset disposals	—	0.1	—	(0.1)	—
Other	0.5	4.5	(4.1)	(0.3)	0.6
	$10.9	$13.9	$(21.6)	$(0.2)	$3.0

(a)	Cash expenditures primarily related to severance charges.

(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

(In millions)	Balance at 12/31/14	2015 Provision	Cash Expenditures (c)	Non-Cash Write-offs (d)	Balance at 12/31/15
Workforce reduction costs	$7.9	$13.3	$(11.2)	$0.4	$10.4
Asset disposals	—	0.7	—	(0.7)	—
Contract termination costs	—	0.2	—	(0.2)	—
Other	—	2.4	(0.7)	(1.2)	0.5
	$7.9	$16.6	$(11.9)	$(1.7)	$10.9

(c)	Cash expenditures primarily related to severance charges.

(d)

Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions and the benefit from release of a foreign currency gain associated with the dissolution of a foreign entity

17.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2016 were $327.3 million, of which $305.1 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2016 were as follows:

(In millions)
2017	$30.0
2018	22.5
2019	17.5
2020	13.0
2021	8.1
Remainder	46.0
Total minimum rental payments	$137.1

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $43.5 million, $34.9 million and $33.4 million in 2016, 2015 and 2014, respectively.

Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2016, 2015 and 2014.

(In millions)	2016	2015	2014
Reserve balance at the beginning of the year	$16.0	$13.0	$10.3
Provision for warranties issued	25.8	29.9	24.9
Settlements made (in cash or in kind)	(25.5)	(28.3)	(23.6)
Acquisition	0.3	1.6	1.4
Foreign currency	(0.4)	(0.2)	—
Reserve balance at end of year	$16.2	$16.0	$13.0

18.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Cabinets segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home under brand names including Aristokraft, Mid-Continent, Diamond, Kitchen Classics, Kitchen Craft, Schrock, Omega, Homecrest, Thomasville, StarMark and Ultracraft. In addition, cabinets are distributed under the Thomasville Cabinetry brand names. The Plumbing segment manufactures or assembles and sells faucets, bath furnishings, accessories and kitchen sinks and waste disposals predominantly under the Moen, Riobel, ROHL, Perrin & Rowe and Waste King brands. The Doors segment includes residential fiberglass and steel entry door systems under the Therma-Tru brand name and urethane millwork product lines under the Fypon brand name. The Security segment includes locks, safety and security devices and electronic security products under the Master Lock brand name and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand name. Corporate expenses consist of headquarters administrative expenses and defined benefit plans costs, primarily interest costs and expected return on plan assets, as well as actuarial gains and losses arising from periodic remeasurement of our liabilities. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2016	2015	2014
Net sales:
Cabinets	$2,397.8	$2,173.4	$1,787.5
Plumbing	1,534.4	1,414.5	1,331.0
Doors	473.0	439.1	413.9
Security	579.7	552.4	481.2
Net sales	$4,984.9	$4,579.4	$4,013.6

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2016, 2015 and 2014. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 13%, 14% and 15% of net sales in 2016, 2015 and 2014, respectively. Net sales to Lowe’s were 14%, 14% and 14% of net sales in 2016, 2015 and 2014, respectively.

(In millions)	2016	2015	2014

Operating income:
Cabinets	$257.8	$192.4	$137.9
Plumbing	326.3	285.4	258.9
Doors	61.9	44.0	29.2
Security	66.6	55.9	49.4
Less: Corporate expenses(a)	(79.9)	(81.6)	(71.9)
Operating income	$632.7	$496.1	$403.5
(a) Below is a table detailing Corporate expenses:
General and administrative expense	$(80.9)	$(70.1)	$(67.0)
Defined benefit plan income	2.9	6.1	8.8
Recognition of defined benefit plan actuarial losses	(1.9)	(2.5)	(13.7)
Norcraft transaction costs(b)	—	(15.1)	—
Total Corporate expenses	$(79.9)	$(81.6)	$(71.9)

(b)	Representing external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

(In millions)	2016	2015	2014
Total assets:
Cabinets	$2,349.4	$2,364.0	$1,603.6
Plumbing	1,626.8	1,341.4	1,270.2
Doors	480.6	483.9	459.3
Security	514.5	520.7	528.5
Corporate	157.2	165.7	109.3
Continuing operations	5,128.5	4,875.7	3,970.9
Discontinued operations	—	—	80.6
Total assets	$5,128.5	$4,875.7	$4,051.5

Depreciation expense:
Cabinets	$40.1	$38.1	$31.0
Plumbing	24.6	21.3	18.5
Doors	9.0	11.2	11.7
Security	17.2	19.5	10.0
Corporate	3.7	3.4	2.0
Continuing operations	94.6	93.5	73.2
Discontinued operations	—	—	9.7
Depreciation expense	$94.6	$93.5	$82.9

Amortization of intangible assets:
Cabinets	$18.4	$14.3	$8.0
Plumbing	3.6	1.2	—
Doors	3.8	3.8	3.8
Security	2.3	2.3	1.3
Continuing operations	28.1	21.6	13.1
Discontinued operations	—	—	2.8
Amortization of intangible assets	$28.1	$21.6	$15.9

Capital expenditures:
Cabinets	$61.7	$61.3	$64.0
Plumbing	48.3	27.2	25.8
Doors	12.9	13.3	10.9
Security	25.9	17.3	16.2
Corporate	0.5	9.4	4.8
Continuing operations	149.3	128.5	121.7
Discontinued operations	—	—	5.8
Capital expenditures, gross	149.3	128.5	127.5
Less: proceeds from disposition of assets	(3.9)	(2.5)	(0.7)
Capital expenditures, net	$145.4	$126.0	$126.8

Net sales by geographic region(a):
United States	$4,258.5	$3,892.9	$3,313.1
Canada	406.4	385.1	405.8
China and other international	320.0	301.4	294.7
Net sales	$4,984.9	$4,579.4	$4,013.6

Property, plant and equipment, net(b):
United States	$499.8	$498.9	$429.1
Mexico	90.8	74.2	72.5
Canada	45.5	39.4	28.4
China and other international	26.4	15.4	9.8
Property, plant and equipment, net	$662.5	$627.9	$539.8

(a)	Based on country of destination

(b)	Purchases of property, plant and equipment not yet paid for as of December 31, 2016, 2015 and 2014 were $11.9 million, $20.0 million and $4.2 million, respectively.

19.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2016	1st(a)	2nd	3rd	4th	Full Year
Net sales	$1,106.5	$1,297.8	$1,279.0	$1,301.6	$4,984.9
Gross profit	377.8	474.7	478.0	474.1	1,804.6
Operating income	95.5	187.7	183.1	166.4	632.7
Income from continuing operations, net of tax	61.0	125.1	121.9	104.4	412.4
Income (loss) from discontinued operations, net of tax	—	—	1.5	(0.7)	0.8
Net income	61.0	125.1	123.4	103.7	413.2
Net income attributable to Fortune Brands	61.0	125.2	123.4	103.6	413.2
Basic earnings (loss) per common share
Continuing operations	0.39	0.82	0.79	0.68	2.67
Discontinued operations	—	—	0.01	(0.01)	0.01
Net income attributable to Fortune Brands	0.39	0.82	0.80	0.67	2.68
Diluted earnings (loss) per common share
Continuing operations	0.38	0.80	0.77	0.67	2.61
Discontinued operations	—	—	0.01	(0.01)	0.01
Net income attributable to Fortune Brands	0.38	0.80	0.78	0.66	2.62

(a)	Amounts revised to reflect adoption of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.”

2015	1st	2nd	3rd	4th	Full Year
Net sales	$950.8	$1,165.1	$1,238.8	$1,224.7	$4,579.4
Gross profit	316.9	410.4	434.5	420.1	1,581.9
Operating income	67.3	128.2	160.3	140.3	496.1
Income from continuing operations, net of tax	40.9	78.0	100.0	87.6	306.5
Income (loss) from discontinued operations, net of tax	(0.6)	1.4	7.8	0.4	9.0
Net income	40.3	79.4	107.8	88.0	315.5
Net income attributable to Fortune Brands	40.0	79.7	107.5	87.8	315.0
Basic earnings (loss) per common share
Continuing operations	0.26	0.49	0.62	0.55	1.92
Discontinued operations	(0.01)	0.01	0.05	—	0.05
Net income attributable to Fortune Brands	0.25	0.50	0.67	0.55	1.97
Diluted earnings (loss) per common share
Continuing operations	0.25	0.48	0.61	0.54	1.88
Discontinued operations	—	0.01	0.05	—	0.05
Net income attributable to Fortune Brands	0.25	0.49	0.66	0.54	1.93

In 2016, we recorded pre-tax defined benefit plan actuarial losses of $1.9 million — $0.9 million ($0.6 million after tax) in the first quarter and $1.0 million ($0.7 million after tax) in the third quarter.

In 2015, we recorded pre-tax defined benefit plan actuarial losses of $2.5 million — $2.8 million ($1.8 million after tax or $0.01 per diluted share) in the third quarter, and $(0.3) million ($(0.2) million after tax or zero per diluted share) in the fourth quarter.

20.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2016	2015	2014
Income from continuing operations, net of tax	$412.4	$306.5	$273.6
Less: Noncontrolling interests	—	0.5	1.2
Income from continuing operations for EPS	412.4	306.0	272.4
Income (loss) from discontinued operations	0.8	9.0	(114.3)
Net income attributable to Fortune Brands	$413.2	$315.0	$158.1
Earnings (loss) per common share
Basic
Continuing operations	$2.67	$1.92	$1.68
Discontinued operations	0.01	0.05	(0.70)
Net income attributable to Fortune Brands common stockholders	$2.68	$1.97	$0.98
Diluted
Continuing operations	$2.61	$1.88	$1.64
Discontinued operations	0.01	0.05	(0.69)
Net income attributable to Fortune Brands common stockholders	$2.62	$1.93	$0.95
Basic average shares outstanding	154.3	159.5	161.8
Stock-based awards	3.5	3.5	4.5
Diluted average shares outstanding	157.8	163.0	166.3
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.5	0.7	0.5

21.    Other Expense, Net

The components of other expense, net for the years ended December 31, 2016, 2015 and 2014 were as follows:

(In millions)	2016	2015	2014
Asset impairment charges	$—	$—	$1.6
Other items, net	1.5	4.3	(0.4)
Total other expense, net	$1.5	$4.3	$1.2

In 2014, we recorded impairment charges of $1.6 million pertaining to different cost method investments due to an other-than-temporary declines in the fair value of the investments. As a result of the impairments, the carrying value of the investments was reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

22.    Contingencies

Litigation

The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to its businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly the Company believes the likelihood of material loss is remote.

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2016, eleven such instances have not been dismissed, settled or otherwise resolved. In calendar year 2016, one of our subsidiaries was identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have an adverse effect on our results of operations, cash flows or financial condition. At December 31, 2016 and 2015, we had accruals of $1.0 million and $2.8 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites. Our year over year accrual decreased after we completed the remediation at one location.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Fortune Brands Home & Security, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Riobel Inc, ROHL LLC, and TCL Manufacturing Ltd. from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in purchase business combinations during 2016. We have also excluded Riobel Inc, ROHL LLC, and TCL Manufacturing Ltd from our audit of internal control over financial reporting. Riobel Inc, ROHL LLC, and TCL Manufacturing Ltd are wholly-owned subsidiaries whose total assets and total revenues represent 6% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2017

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The Company acquired Riobel Inc. (“Riobel”) in May 2016, ROHL LLC (“ROHL”), and TCL Manufacturing Ltd in September, and therefore as permitted by the Securities and Exchange Commission, we excluded Riobel, ROHL and TCL Manufacturing Ltd from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2016. The total assets and total revenues of Riobel, ROHL and TCL Manufacturing Ltd represented 6% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears herein.

(c)    Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2017 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

The Company’s Board of Directors has adopted a Code of Business Conduct & Ethics which sets forth various policies and procedures intended to promote the ethical behavior of all of the Company’s employees. The Company’s Board of Directors has also adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct & Ethics and the Code of Ethics for Senior Financial Officers are available, free of charge, on the Company’s website, http://ir.fbhs.com/corporate-governance.cfm. A copy of these documents is also available and will be sent to stockholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Business Conduct & Ethics or the Code of Ethics for Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11. Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance — Board Committees — Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” contained in the 2017 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2017 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2017 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2017 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2017 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2016 and 2015 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 92.

(3)	Exhibits

See Exhibit Index that follows the Signature page contained herein.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 28, 2017	By:	/s/ CHRISTOPHER J. KLEIN
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

/s/ CHRISTOPHER J. KLEIN	/s/ A.D. DAVID MACKAY*
Christopher J. Klein, Chief Executive Officer and Director (principal executive officer) Date: February 28, 2017	A.D. David Mackay, Director Date: February 28, 2017

/s/ E. LEE WYATT, JR.	/s/ JOHN G. MORIKIS*
E. Lee Wyatt, Jr., Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 28, 2017	John G. Morikis, Director Date: February 28, 2017

/s/ DANNY LUBURIC	/s/ DAVID M. THOMAS*
Danny Luburic, Vice President — Controller (principal accounting officer) Date: February 28, 2017	David M. Thomas, Director Date: February 28, 2017

/s/ ANN FRITZ HACKETT*	/s/ RONALD V. WATERS, III*
Ann Fritz Hackett, Director Date: February 28, 2017	Ronald V. Waters, III, Director Date: February 28, 2017

/s/ SUSAN S. KILSBY*	/s/ NORMAN H. WESLEY*
Susan S. Kilsby, Director Date: February 28, 2017	Norman H. Wesley, Director Date: February 28, 2017

*By:	/s/ ROBERT K. BIGGART Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2016, 2015 and 2014

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions(a)	Business Acquisition(b)	Balance at End of Period
2016:
Allowance for cash discounts, returns and sales allowances	$50.3	$148.6	$130.7	$—	$68.2
Allowance for doubtful accounts	5.8	4.3	2.7	—	7.4
Allowance for deferred tax assets	19.7	(3.3)	—	—	16.4

2015:
Allowance for cash discounts, returns and sales allowances	$45.1	$150.7	$145.5	$—	$50.3
Allowance for doubtful accounts	5.4	2.8	2.4	—	5.8
Allowance for deferred tax assets	12.0	6.4	—	1.3	19.7

2014:
Allowance for cash discounts, returns and sales allowances	$33.9	$129.6	$118.4	$—	$45.1
Allowance for doubtful accounts	5.8	1.3	1.7	—	5.4
Allowance for deferred tax assets	19.8	(7.8)	—	—	12.0

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.

(b)	Represents a valuation allowance on an acquired net operating loss carryforward (Norcraft Canada)

Exhibit Index

2.1.	Stock Purchase Agreement dated as of August 19, 2014 by and among Fortune Brands Home & Security, Inc., Fortune Brands Windows & Doors, Inc. and Ply Gem Industries, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.†

2.2.	Agreement and Plan of Merger, dated as of March 30, 2015, by and among Fortune Brands Home & Security, Inc., Tahiti Acquisition Corp. and Norcraft Companies, Inc. is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2015, Commission file number 1-35166. †

3.1.	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc., dated as of September 27, 2011, is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012, Commission file number 1-35166.

3.2.	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

4.1.	Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.2.	First Supplemental Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.3.	Form of global certificate for the Company’s 3.000% Senior Notes due 2020 is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.4.	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Indemnification Agreement, dated as of September 14, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.3.	Credit Agreement, dated as of August 22, 2011, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

Exhibit Index

10.4.	Amendment No. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2013, Commission file number 1-35166.

10.5.	Amendment No. 2 to Credit Agreement dated August 20, 2014, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.

10.6.	$200,000,000 Credit Agreement, dated as of March 30, 2015, by and among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2015, Commission file number 1-35166.

10.7.	$1,250,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2016, by and among the Company, the lenders party thereto and JPMorgan Chas Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, Commission file number 1-35166.

10.8.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.9.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.10.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.11.	Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016, Commission file number 1-35166.*

10.12.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.13.	Form of 2012 Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.14.	Form of 2013 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

Exhibit Index

10.15.	Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.16.	Form of 2013 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.17.	Form of 2014 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.18.	Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.19.	Form of 2014 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.20.	Form of 2016 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on April 28, 2016, Commission file number 1-35166.*

10.21.	Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on April 28, 2016, Commission file number 1-35166.*

10.22.	Form of 2016 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.*

10.23	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan. *

10.24	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan. *

10.25	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan. *

10.26.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, E. Lee Wyatt Jr., Nicholas I. Fink, Robert K. Biggart, Sheri R. Grissom, Tracey Belcourt, Charles E. Elias, and Edward A. Wiertel is incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.27.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of Michael P. Bauer, Brett E. Finley, David B. Lingafelter and David M. Randich is incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

Exhibit Index

10.28.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.29.	Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.30.	Fortune Brands Home & Security, Inc. Deferred Compensation Plan, Amended and Restated as of February 27, 2017.*

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

* Indicates the exhibit is a management contract or compensatory plan or arrangement.

† The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.