Form 10-Q
period 2017-03-31
Fortune Brands Home & Security, Inc.
filed 2017-05-02
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 21, 2017 was 153,844,477.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2017 and 2016

(In millions, except per share amounts)

(Unaudited)

	2017	2016
Net sales	$1,186.8	$1,106.5

Cost of products sold	769.8	728.7
Selling, general and administrative expenses	288.6	270.2
Amortization of intangible assets	8.1	6.5
Asset impairment charges	3.2	—
Restructuring charges	2.2	5.6

Operating income	114.9	95.5
Interest expense	11.9	11.8
Other income, net	(0.8)	(0.3)

Income before income taxes	103.8	84.0
Income tax	26.4	23.0

Net income	77.4	61.0
Less: Noncontrolling interests	—	—

Net income attributable to Fortune Brands	$77.4	$61.0

Basic earnings per common share	$0.50	$0.39
Diluted earnings per common share	$0.50	$0.38

Comprehensive income	$84.6	$74.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$210.8	$251.5
Accounts receivable, net	564.9	550.7
Inventories	558.8	531.1
Other current assets	121.6	111.9

Total current assets	1,456.1	1,445.2
Property, plant and equipment, net of accumulated depreciation	665.7	662.5
Goodwill	1,832.9	1,833.8
Other intangible assets, net of accumulated amortization	1,097.2	1,107.0
Other assets	82.2	80.0

Total assets	$5,134.1	$5,128.5

Liabilities and equity
Current liabilities
Accounts payable	$378.9	$393.8
Other current liabilities	328.9	449.0

Total current liabilities	707.8	842.8
Long-term debt	1,491.5	1,431.1
Deferred income taxes	170.4	163.5
Accrued defined benefit plans	214.5	216.2
Other non-current liabilities	119.2	111.9

Total liabilities	2,703.4	2,765.5
Commitments and contingencies (see Note 17)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,672.0	2,653.8
Accumulated other comprehensive loss	(64.7)	(71.9)
Retained earnings	892.0	814.6
Treasury stock	(1,071.8)	(1,036.7)

Total Fortune Brands stockholders’ equity	2,429.2	2,361.5
Noncontrolling interests	1.5	1.5

Total equity	2,430.7	2,363.0

Total liabilities and equity	$5,134.1	$5,128.5

(a)	Common stock, par value $0.01 per share; 178.7 million shares and 177.7 million shares issued at March 31, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(In millions)

(Unaudited)

	2017	2016
Operating activities
Net income	$77.4	$61.0
Non-cash pre-tax expense:
Depreciation	23.7	24.3
Amortization	8.1	6.5
Stock-based compensation	9.5	7.4
Recognition of actuarial losses	—	0.9
Deferred income taxes	7.6	(25.1)
Asset impairment charges	3.2	—
Amortization of deferred financing fees	0.5	0.4
Changes in assets and liabilities:
Increase in accounts receivable	(12.3)	(20.5)
Increase in inventories	(26.2)	(40.5)
(Decrease) increase in accounts payable	(10.6)	31.9
(Increase) decrease in other assets	(5.9)	16.8
Decrease in accrued expenses and other liabilities	(95.1)	(83.7)
Increase in accrued taxes	2.2	14.5

Net cash used in operating activities	(17.9)	(6.1)

Investing activities
Capital expenditures	(29.5)	(43.8)
Cost of acquisition, net of cash acquired	(0.1)	—

Net cash used in investing activities	(29.6)	(43.8)

Financing activities
Increase in short-term debt, net	—	2.0
Issuance of long-term debt	110.0	510.0
Repayment of long-term debt	(50.0)	(60.9)
Proceeds from the exercise of stock options	8.7	4.9
Treasury stock purchases	(27.3)	(362.7)
Employee withholding taxes related to stock-based compensation	(7.8)	(8.5)
Dividends to stockholders	(27.6)	(24.4)
Other financing, net	—	(1.2)

Net cash provided by financing activities	6.0	59.2

Effect of foreign exchange rate changes on cash	0.8	5.8

Net (decrease) increase in cash and cash equivalents	$(40.7)	$15.1

Cash and cash equivalents at beginning of period	$251.5	$238.5
Cash and cash equivalents at end of period	$210.8	$253.6

(a)	Capital expenditures of $7.9 million and $8.7 million that have not been paid as of March 31, 2017 and 2016 respectively, were excluded from the Statement of Cash Flows.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2017 and 2016

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	61.0	—	—	61.0
Other comprehensive income	—	—	13.6	—	—		13.6
Stock options exercised	—	4.9	—	—	—	—	4.9
Stock-based compensation	—	7.4	—	—	(8.5)	—	(1.1)
Treasury stock purchase	—	—	—	—	(362.7)	—	(362.7)
Other	—	0.3	—	1.2	—	—	1.5
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)

Balance at March 31, 2016	$1.7	$2,614.8	$(38.9)	$563.8	$(973.3)	$1.7	$2,169.8

Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	77.4	—	—	77.4
Other comprehensive income	—	—	7.2	—	—	—	7.2
Stock options exercised	—	8.7	—	—	—	—	8.7
Stock-based compensation	—	9.5	—	—	(7.8)	—	1.7
Treasury stock purchase	—	—	—	—	(27.3)	—	(27.3)

Balance at March 31, 2017	$1.7	$2,672.0	$(64.7)	$892.0	$(1,071.8)	$1.5	$2,430.7

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

The condensed consolidated balance sheet as of March 31, 2017, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2017 and 2016 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2017 and 2016 are unaudited. During the second quarter of 2016, we early adopted Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting”. As a result, we revised our previously reported condensed consolidated financial statements as of and for the three months ended March 31, 2016. See Note 16 for further discussion. In the opinion of management, all other adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The December 31, 2016 condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In September 2016, we acquired ROHL LLC (“ROHL”) and in a related transaction, we acquired TCL Manufacturing which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), and in May 2016, we acquired Riobel Inc (“Riobel”). The financial results of ROHL, Perrin & Rowe and Riobel were included in the Company’s consolidated balance sheets as of March 31, 2017 and December 31, 2016 and in the Company’s consolidated statements of income and statements of cash flow for the three months ended March 31, 2017.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of the first quarter of 2017. Based on our preliminary assessment, we have determined that the control of goods, separate performance obligations and right of return are the focus areas for the Company. We plan to complete our assessment of the impact of adoption during the third quarter of 2017 and finalize the adoption of the new revenue standard by the end of 2017.

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

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components (i.e., interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The new standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment for all entities. Under the new standard, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., hypothetical purchase price allocation). The new standard is effective for annual and interim impairment tests performed in the periods beginning after January 1, 2020 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). The new standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows, which has resulted in diversity in the presentation of cash flows. The new standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). The new standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. The transition method will be a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). We are assessing the impact the adoption of this standard will have on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. The new standard is effective January 1, 2018 and should be adopted retrospectively. Early adoption is permitted; however, we elected not to early adopt. We are assessing the impact the adoption of this standard will have on our financial statements.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments and standby letters of credit). The standard will replace the “incurred loss” approach under the current guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss.” The new standard is effective January 1, 2020 and early application is permitted beginning January 1, 2019. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. The new standard is effective January 1, 2018. Early application is permitted for certain provisions of the standard; however, we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2017	December 31, 2016
Inventories:
Raw materials and supplies	$208.8	$207.6
Work in process	58.0	55.9
Finished products	292.0	267.6

Total inventories	$558.8	$531.1

Property, plant and equipment, gross	$1,654.7	$1,630.7
Less: accumulated depreciation	989.0	968.2

Property, plant and equipment, net	$665.7	$662.5

4.	Acquisitions

In September 2016, we acquired ROHL, a California-based luxury plumbing company. In a related transaction, we also acquired Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million (including $3 million of liabilities assumed), subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facility. Net sales and operating income in the three months ended March 31, 2017 were not material to the Company. The results of operations are included in the Plumbing segment. The goodwill expected to be deductible for income tax purposes is approximately $47 million.

In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the three months ended March 31, 2017 were not material to the Company. The results of operations are included in the Plumbing segment. We do not expect any portion of goodwill to be deductible for income tax purposes.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,832.9 million and $1,833.8 million as of March 31, 2017 and December 31, 2016, respectively. The $0.9 million decrease was primarily due to an acquisition-related adjustment in our Plumbing segment, partially offset by foreign translation adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2016 (a)	$924.3	$670.2	$143.0	$96.3	$1,833.8
Year-to-date translation adjustments	0.4	0.5	—	0.2	1.1
Acquisition-related adjustments	—	(2.0)	—	—	(2.0)

Goodwill at March 31, 2017 (a)	$924.7	$668.7	$143.0	$96.5	$1,832.9

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had net identifiable intangible assets, principally tradenames, of $1,097.2 million and $1,107.0 million as of March 31, 2017 and December 31, 2016, respectively. The $2.6 million decrease in gross identifiable intangible assets was primarily due to impairment charges related to our decision to sell an asset group included in our Security segment (See Note 6), partially offset by foreign exchange adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2017 and December 31, 2016 were as follows:

(In millions)	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$672.8	$—	$672.8	$671.8	$—	$671.8

Amortizable intangible assets
Tradenames	15.3	(7.8)	7.5	15.8	(7.3)	8.5
Customer and contractual relationships	610.5	(209.9)	400.6	611.9	(203.1)	408.8
Patents/proprietary technology	60.2	(43.9)	16.3	61.9	(44.0)	17.9

Total	686.0	(261.6)	424.4	689.6	(254.4)	435.2

Total identifiable intangibles	$1,358.8	$(261.6)	$1,097.2	$1,361.4	$(254.4)	$1,107.0

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates and other relevant factors.

In the first quarter of 2017, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived tradenames. As of December 31, 2016, the fair value of one of the tradenames in the Cabinets segment and one of our tradenames in the Doors segment exceeded their carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of these tradenames could trigger an impairment. As of December 31, 2016, the carrying values of these tradenames was $168 million.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Asset Impairment

In January 2017, we committed to a plan to sell our cloud-based inspection and safety compliance software representing an asset group included in our Security segment. In accordance with FASB Accounting Standards Codification (“ASC”) 360, as a result of our decision to sell, during the first quarter of 2017 we recorded $3.2 million of pre-tax impairment charges to write down the long-lived assets included in this disposal group to fair value, based upon their estimated fair value less cost to sell. These charges consisted of approximately $3.0 million for definite-lived intangible assets and $0.2 million for fixed assets.

7.	External Debt and Financing Arrangements

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On March 31, 2017 and December 31, 2016, our outstanding borrowings under this facility were $600.0 million and $540.0 million, respectively. At March 31, 2017 and December 31, 2016, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of March 31, 2017, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million during the three months ended June 30, 2016.

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On March 31, 2017 and December 31, 2016, the net carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $891.5 million and $891.1 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which there were no outstanding balances as of March 31, 2017 and December 31, 2016.

During the second quarter of 2016, the Company identified an immaterial prior period misstatement related to the classification of issuances and repayments of long-term debt within cash flows from financing activities in our Consolidated Statement of Cash Flows for the first quarter of 2016. As a result, the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 have been revised to reflect an increase in issuances of long-term debt and corresponding increase in repayments of long-term debt of $60 million to present long-term debt cash flows on a gross basis. The misstatement did not have an impact on total cash flows from financing activities.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value. The counterparties to derivative contracts are major financial institutions. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial to the Company. Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations.

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2017 was $185.7 million, representing a net settlement receivable of $1.5 million. Based on foreign exchange rates as of March 31, 2017, we estimate that $2.5 million of net foreign currency derivative gains included in other comprehensive income as of March 31, 2017 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 were as follows:

(In millions)		Fair Value
	Location	March 31, 2017	December 31, 2016
Assets
Foreign exchange contracts	Other current assets	$2.9	$2.8
Net investment hedges	Other current assets	—	0.6

	Total assets	$2.9	$3.4

Liabilities
Foreign exchange contracts	Other current liabilities	$1.4	$2.9
Net investment hedges	Other current liabilities	0.2	0.2

	Total current liabilities	$1.6	$3.1

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2017 and 2016 were as follows:

		(Loss) Gain Recognized in Income
(In millions)		March 31,	March 31,
Type of hedge	Location	2017	2016
Cash flow	Cost of products sold	$(0.6)	$0.7
Fair value	Other income, net	(1.1)	0.5

Total		$(1.7)	$1.2

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effective portion of cash flow hedges recognized in other comprehensive income were net gains (losses) of $2.1 million and $(4.6) million at March 31, 2017 and 2016, respectively. In the three months ended March 31, 2017 and 2016, the ineffective portion of cash flow hedges recognized in other income, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of March 31, 2017 and December 31, 2016 were as follows:

(In millions)	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$600.0	$600.0	$540.0	$540.0
Senior Notes	891.5	921.8	891.1	919.2

The estimated fair value of our term loan, revolving credit facility and notes payable to bank are determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were as follows:

(In millions)	Fair Value
	March 31, 2017	December 31, 2016
Assets
Derivative financial instruments (level 2)	$2.9	$3.4
Deferred compensation program assets (level 2)	6.0	4.5

Total assets	$8.9	$7.9

Liabilities
Derivative financial instruments (level 2)	$1.6	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive loss	11.4	(3.9)	7.2	14.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.9)	(1.1)

Net current-period other comprehensive income (loss)	11.4	(4.1)	6.3	13.6

Balance at March 31, 2016	$(1.9)	$(2.0)	$(35.0)	$(38.9)

Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive loss	6.8	1.6	—	8.4
Amounts reclassified from accumulated other comprehensive (income) loss	—	0.6	(1.8)	(1.2)

Net current-period other comprehensive income (loss)	6.8	2.2	(1.8)	7.2

Balance at March 31, 2017	$(21.2)	$1.6	$(45.1)	$(64.7)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2017	2016
Gains on cash flow hedges
Foreign exchange contracts	$(0.6)	$0.6	Cost of products sold
	—	(0.4)	Tax expense

	$(0.6)	$0.2	Net of tax
Defined benefit plan items
Recognition of prior service credits	$3.0	$2.3	(a)
Recognition of actuarial losses	—	(0.9)	(a)

	3.0	1.4	Total before tax
	(1.2)	(0.5)	Tax expense

	$1.8	$0.9	Net of tax

Total reclassifications for the period	$1.2	$1.1	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2017 and 2016 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Service cost	$0.1	$2.8	$—	$—
Interest cost	8.4	8.7	$—	0.1
Expected return on plan assets	(9.3)	(9.5)	—	—
Recognition of prior service credits	—	—	(3.0)	(2.3)
Recognition of actuarial losses	—	—	—	0.9

Net periodic benefit (income) expense	$(0.8)	$2.0	$(3.0)	$(1.3)

Service cost for 2017 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the three months ended March 31, 2017 and 2016 were 25.4% and 27.4%, respectively. The effective income tax rates in 2017 and 2016 were favorably impacted by a tax benefit related to share-based compensation accounted for under ASU 2016-09, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $1 million to $2 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2017 and 2016, respectively.

(In millions)	Three Months Ended March 31,
	2017	2016
Reserve balance at January 1,	$16.2	$16.0
Provision for warranties issued	8.2	7.1
Settlements made (in cash or in kind)	(8.5)	(6.7)

Reserve balance at March 31,	$15.9	$16.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2017 and 2016 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016	% Change vs. Prior Year
Net Sales
Cabinets	$573.6	$550.0	4.3%
Plumbing	378.4	338.6	11.8
Doors	102.2	94.3	8.4
Security	132.6	123.6	7.3

Net sales	$1,186.8	$1,106.5	7.3%

Operating Income (Loss)
Cabinets	$47.0	$35.7	31.7%
Plumbing	70.2	71.5	(1.8)
Doors	8.2	4.2	95.2
Security	10.1	5.6	80.4
Less: Corporate expenses	(20.6)	(21.5)	4.2

Operating income	$114.9	$95.5	20.3%

Corporate expenses
General and administrative expense	$(21.6)	$(21.4)
Defined benefit plan costs	1.0	0.8
Recognition of defined benefit plan actuarial losses	—	(0.9)

Total Corporate expenses	$(20.6)	$(21.5)	4.2%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2017 and 2016 are shown below.

(In millions)	Three Months Ended March 31, 2017
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$1.4	$—	$1.4
Doors	(0.2)	—	(0.2)
Security	1.0	0.7	1.7

Total	$2.2	$0.7	$2.9

Restructuring and other charges in the first quarter of 2017 largely related to severance costs within our Plumbing and Security segments.

(In millions)	Three Months Ended March 31, 2016
	Restructuring Charges	Other Charges(a)	Total Charges
Cabinets	$1.8	$—	$1.8
Plumbing	0.4	—	0.4
Security	3.4	2.5	5.9

Total	$5.6	$2.5	$8.1

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first quarter of 2016 largely related to severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment and severance costs within our Cabinets segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/17
Workforce reduction costs	$2.4	$1.9	$(1.0)	$—	$3.3
Other	0.6	0.3	(0.6)	—	0.3

	$3.0	$2.2	$(1.6)	$—	$3.6

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/16
Workforce reduction costs	$10.4	$5.4	$(1.8)	$—	$14.0
Other	0.5	0.2	(0.3)	(0.1)	0.3

	$10.9	$5.6	$(2.1)	$(0.1)	$14.3

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share for the three months ended March 31, 2017 and 2016 were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2017	2016
Net Income	$77.4	$61.0
Less: Noncontrolling interest	—	—

Net income attributable to Fortune Brands	$77.4	$61.0

Basic earnings per common share	$0.50	$0.39
Diluted earnings per common share	$0.50	$0.38

Basic average shares outstanding	153.3	155.7
Stock-based awards	2.9	3.8

Diluted average shares outstanding	156.2	159.5
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.6	0.9

In March 2016, the FASB issued ASU 2016-09, which requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The new standard also allows entities to withhold an amount up to an employee’s maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The new standard is effective for annual and interim periods beginning January 1, 2017, however, we early adopted this standard as of June 30, 2016. As a result, the first quarter 2016 comparative presentation includes the reclassification of excess tax benefit of $5.3 million from paid-in capital (statements of equity) into the income taxes line on the statements of comprehensive income.

We also reclassified the first quarter 2016 excess tax benefits from the exercise of stock based compensation of $5.8 million from financing activities into operating activities in the statement of cash flows for the three months ended March 31, 2016. Additionally, we have reclassified $8.5 million of employee withholding taxes paid from operating into financing activities in the statement of cash flows for the three months ended March 31, 2016.

The adoption of ASU 2016-09 resulted in an increase of $0.03 in our previously reported basic and diluted earnings per common share for the three months ended March 31, 2016.

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2017 and 2016. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K for the year ended December 31, 2016.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), regarding expected capital spending, expected pension contributions, planned business strategies, anticipated market potential, future financial performance, pension contributions, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our postretirement benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

OVERVIEW (Continued)

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market grow, we expect the benefits of operating leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us continue to achieve profitable organic growth.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market grows, we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions and joint ventures, and by returning cash to shareholders through a combination of dividends and common stock repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

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

We may be impacted by fluctuations in raw material and transportation costs, changes in foreign exchange and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity improvement initiatives and price increases.

During the third quarter of 2016, we created the Global Plumbing Group (“GPG”), which was designed to support the growth of multiple plumbing brands with an enhanced set of products and brands, while leveraging Moen’s existing global supply chain and broad distribution network.

In September 2016, we acquired ROHL LLC (“ROHL”), a California-based luxury plumbing company and in a related transaction, we acquired TCL Manufacturing Ltd, which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed both acquisitions using cash on hand and borrowings under our existing credit facility. These transactions broadened the plumbing portfolio and enhanced future growth opportunities.

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

OVERVIEW (Continued)

In May 2016, we acquired Riobel Inc. (“Riobel”), a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

	Net Sales
(In millions)	2017	2016	% Change vs. Prior Year

Cabinets	$573.6	$550.0	4.3%
Plumbing	378.4	338.6	11.8
Doors	102.2	94.3	8.4
Security	132.6	123.6	7.3

Net sales	$1,186.8	$1,106.5	7.3%

	Operating Income (Loss)
	2017	2016	% Change vs. Prior Year

Cabinets	$47.0	$35.7	31.7%
Plumbing	70.2	71.5	(1.8)
Doors	8.2	4.2	95.2
Security	10.1	5.6	80.4
Less: Corporate expenses	(20.6)	(21.5)	4.2

Operating income	$114.9	$95.5	20.3%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $80.3 million, or 7.3%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, the benefit from the acquisitions in our Plumbing segment and price increases to help mitigate cumulative raw material cost increases and unfavorable foreign exchange. These benefits were partially offset by higher sales rebates.

Cost of products sold

Cost of products sold increased $41.1 million, or 5.6%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.4 million, or 6.8%, due to higher employee-related costs and advertising costs as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $1.6 million due to the 2016 acquisitions in our Plumbing segment.

Asset impairment charges

Asset impairment charges of $3.2 million relate to our decision in the first quarter of 2017 to sell our cloud-based inspection and safety compliance software representing an asset group included in our Security segment.

Restructuring charges

Restructuring charges of $2.2 million in the three months ended March 31, 2017 primarily related to severance costs within our Plumbing and Security segments. Restructuring charges in the three months ended March 31, 2016 were $5.6 million.

Operating income

Operating income increased $19.4 million, or 20.3%, primarily due to higher net sales and productivity improvements. These benefits were partially offset by higher sales rebates, employee-related costs and advertising costs.

Interest expense

Interest expense increased $0.1 million to $11.9 million due to higher average borrowings and lower average interest rates.

Other income, net

Other income, net, was $0.8 million in the three months ended March 31, 2017, compared to $0.3 million in the three months ended March 31, 2016 due to favorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended March 31, 2017 and 2016 were 25.4% and 27.4%, respectively. The effective income tax rates in 2017 and 2016 were favorably impacted by a tax benefit related to share-based compensation accounted for under ASU 2016-09, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $77.4 million in the three months ended March 31, 2017 compared to $61.0 million in the three months ended March 31, 2016. The increase of $16.4 million was due to higher operating income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $23.6 million, or 4.3%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by slightly lower sales in our premium cabinet product lines.

Operating income increased $11.3 million, or 31.7%, due to the increase in net sales and productivity improvements.

Plumbing

Net sales increased $39.8 million, or 11.8%, due to the benefit from the acquisitions of Riobel, ROHL and Perrin & Rowe in 2016 and higher sales volume in the U.S. driven by improving U.S. market conditions as well as higher sales in international markets, principally China and Canada. These benefits were partially offset by higher sales rebates.

Operating income decreased $1.3 million, or 1.8%, due to higher advertising and severance costs, as well as $1 million of inventory step-up amortization related to our 2016 acquisitions, partially offset by higher net sales and favorable mix.

Doors

Net sales increased $7.9 million, or 8.4%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market, new product introductions, and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $4.0 million, or 95.2%, due to the higher net sales and leveraging sales on our existing fixed cost base.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Security

Net sales increased $9.0 million, or 7.3%, due to higher sales volume. These benefits were offset by the impact of unfavorable foreign exchange of approximately $1 million.

Operating income increased $4.5 million, or 80.4%, primarily due to lower restructuring and other charges (approximately $4.0 million) relating to the completion in 2016 of a manufacturing facility relocation.

Corporate

Corporate expenses decreased by $0.9 million principally due to the absence of defined benefit plan actuarial losses in the current year period.

(In millions)	Three Months Ended March 31,
	2017	2016
General and administrative expense	$(21.6)	$(21.4)
Defined benefit plan income	1.0	0.8
Defined benefit plan recognition of actuarial losses	—	(0.9)

Total Corporate expenses	$(20.6)	$(21.5)

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity have been cash on hand, cash flows from operating activities and availability under our credit facilities. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2016, our Board of Directors increased the quarterly cash dividend by 13% to $0.18 per share of our outstanding common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

In the first quarter of 2017, we repurchased 0.5 million shares of our outstanding common stock under the Company’s share repurchase programs for $27.3 million. As of March 31, 2017, the Company’s total remaining share repurchase authorization under the remaining programs was approximately $496 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2016 entitled “Item 1A. Risk Factors.”

Acquisitions in 2016 included:

•	In September 2016, we acquired ROHL, a California-based luxury plumbing company and in a related transaction, we acquired TCL Manufacturing Ltd, which gave us ownership of Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed both acquisitions using cash on hand and borrowings under our existing credit facility.

•	In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

On March 31, 2017, we had cash and cash equivalents of $210.8 million, of which $168.7 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. At March 31, 2017, we were in compliance with all covenants under this facility.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2017 and 2016.

(In millions)	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(17.9)	$(6.1)
Net cash used in investing activities	(29.6)	(43.8)
Net cash provided by financing activities	6.0	59.2
Effect of foreign exchange rate changes on cash	0.8	5.8

Net (decrease) increase in cash and cash equivalents	$(40.7)	$15.1

Net cash used in operating activities was $17.9 million in the three months ended March 31, 2017, compared to $6.1 million in the three months ended March 31, 2016. The increase in cash used of $11.8 million was primarily due to larger build in working capital in 2017 compared to 2016, partially offset by higher net income.

Net cash used in investing activities was $29.6 million in the three months ended March 31, 2017, compared to $43.8 million in the three months ended March 31, 2016. The decrease in cash used of $14.2 million was primarily due to $14.3 million of lower capital spending.

Net cash provided by financing activities was $6.0 million in the three months ended March 31, 2017, compared to $59.2 million in the three months ended March 31, 2016. The decrease in cash provided of $53.2 million was primarily due to lower net borrowings of $391.1 million, partially offset by lower share repurchases in 2017 compared to 2016 ($335.4 million decrease).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2016, the fair value of our total pension plan assets was $577.7 million, representing 73% of the accumulated benefit obligation liability. In 2017, we expect to make pension contributions of approximately $10 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of the first quarter of 2017. Based on our preliminary assessment, we have determined that the control of goods, separate performance obligations and right of return are the focus areas for the Company. We plan to complete our assessment of the impact of adoption during the third quarter of 2017 and finalize the adoption of the new revenue standard by the end of 2017.

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

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components (i.e., interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The new standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment for all entities. Under the new standard, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., hypothetical purchase price allocation). The new standard is effective for annual and interim impairment tests performed in the periods beginning after January 1, 2020 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). The new standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows which has resulted in diversity in cash flows presentation. The new standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). The new standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. The transition method will be a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). We are assessing the impact the adoption of this standard will have on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. The new standard is effective January 1, 2018 and should be adopted retrospectively. Early adoption is permitted; however, we elected not to early adopt. We are assessing the impact the adoption of this standard will have on our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments and standby letters of credit). The standard will replace the “incurred loss” approach under the current guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss.” The new standard is effective January 1, 2020 and early application is permitted beginning January 1, 2019. We are assessing the impact the adoption of this standard will have on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. The new standard is effective January 1, 2018. Early application is permitted for certain provisions of the standard; however, we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2017 and 2016. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2017	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	506,176	$53.91	506,176	$195,782,264
February 1 – February 28	—	—	—	495,782,264
March 1 – March 31	—	—	—	495,782,264

Total	506,176	$53.91	506,176

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018
February 28, 2017	March 1, 2017	$300 million	February 28, 2019

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 2, 2017	/s/ E. Lee Wyatt, Jr.
E. Lee Wyatt, Jr.
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.