Form 10-Q
period 2017-06-30
Fortune Brands Home & Security, Inc.
filed 2017-08-04
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 21, 2017 was 154,010,861.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2017 and 2016

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Net sales	$2,552.2	$2,404.3	$1,365.4	$1,297.8
Cost of products sold	1,619.7	1,551.8	849.9	823.1
Selling, general and administrative expenses	580.4	546.9	291.8	276.7
Amortization of intangible assets	16.1	13.1	8.0	6.6
Loss on sale of product line (see Note 4)	2.4	—	2.4	—
Asset impairment charges	3.2	—	—	—
Restructuring charges	3.1	9.3	0.9	3.7

Operating income	327.3	283.2	212.4	187.7
Interest expense	24.2	25.7	12.3	13.9
Other expense (income), net	0.1	(0.7)	0.9	(0.4)

Income before income taxes	303.0	258.2	199.2	174.2
Income taxes	85.3	72.1	58.9	49.1

Income from continuing operations, net of tax	217.7	186.1	140.3	125.1
Loss from discontinued operations, net of tax	(2.6)	—	(2.6)	—

Net income	215.1	186.1	137.7	125.1
Less: Noncontrolling interests	—	(0.1)	—	(0.1)

Net income attributable to Fortune Brands	$215.1	$186.2	$137.7	$125.2

Basic earnings per common share
Continuing operations	$1.42	$1.20	$0.91	$0.82
Discontinued operations	(0.02)	—	(0.02)	—

Net income attributable to Fortune Brands common shareholders	$1.40	$1.20	$0.89	$0.82
Diluted earnings per common share
Continuing operations	$1.39	$1.18	$0.90	$0.80
Discontinued operations	(0.02)	—	(0.02)	—

Net income attributable to Fortune Brands common shareholders	$1.37	$1.18	$0.88	$0.80
Comprehensive income	$232.4	$199.3	$147.8	$124.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$252.7	$251.5
Accounts receivable, net	595.7	550.7
Inventories	581.4	531.1
Other current assets	123.3	111.9

Total current assets	1,553.1	1,445.2
Property, plant and equipment, net of accumulated depreciation	675.6	662.5
Goodwill	1,832.1	1,833.8
Other intangible assets, net of accumulated amortization	1,093.2	1,107.0
Other assets	99.4	80.0

Total assets	$5,253.4	$5,128.5

Liabilities and equity
Current liabilities
Accounts payable	$397.0	$393.8
Other current liabilities	394.1	449.0

Total current liabilities	791.1	842.8
Long-term debt	1,391.9	1,431.1
Deferred income taxes	168.3	163.5
Accrued defined benefit plans	213.6	216.2
Other non-current liabilities	119.8	111.9

Total liabilities	2,684.7	2,765.5
Commitments and contingencies (see Note 17)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,696.8	2,653.8
Accumulated other comprehensive loss	(54.6)	(71.9)
Retained earnings	1,002.0	814.6
Treasury stock	(1,078.7)	(1,036.7)

Total Fortune Brands stockholders’ equity	2,567.2	2,361.5
Noncontrolling interests	1.5	1.5

Total equity	2,568.7	2,363.0

Total liabilities and equity	$5,253.4	$5,128.5

(a)	Common stock, par value $0.01 per share: 179.5 million shares and 177.7 million shares issued at June 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(In millions)

(Unaudited)

	2017	2016
Operating activities
Net income	$215.1	$186.1
Non-cash pre-tax expense:
Depreciation	47.9	46.7
Amortization	16.1	13.1
Stock-based compensation	20.9	16.4
Recognition of actuarial losses	—	0.9
Deferred income taxes	5.6	(25.0)
Restructuring charges	—	(0.1)
Loss on sale of product line	2.4	—
Asset impairment charges	3.2	—
Amortization of deferred financing costs	1.0	2.0
Changes in assets and liabilities:
Increase in accounts receivable	(42.3)	(59.5)
Increase in inventories	(47.3)	(11.8)
Increase in accounts payable	3.4	35.2
Increase in other assets	(26.4)	(11.5)
Decrease in accrued expenses and other liabilities	(46.4)	(41.0)
Increase in accrued taxes	18.0	13.5

Net cash provided by operating activities	171.2	165.0

Investing activities
Capital expenditures(a)	(59.5)	(74.7)
Proceeds from sale of assets	—	0.3
Proceeds from sale of product line	1.5	—
Cost of acquisitions, net of cash acquired	(0.1)	(81.2)

Net cash used in investing activities	(58.1)	(155.6)

Financing activities
Increase in short-term debt, net	—	2.4
Issuance of long-term debt	205.0	665.0
Repayment of long-term debt	(245.0)	(235.0)
Proceeds from the exercise of stock options	22.1	14.5
Treasury stock purchases	(32.7)	(362.7)
Employee withholding taxes paid related to stock-based compensation	(9.3)	(9.0)
Dividends to stockholders	(55.3)	(49.0)

Net cash (used) provided by financing activities	(115.2)	26.2

Effect of foreign exchange rate changes on cash	3.3	4.6

Net increase in cash and cash equivalents	$1.2	$40.2

Cash and cash equivalents at beginning of period	$251.5	$238.5
Cash and cash equivalents at end of period	$252.7	$278.7

(a)	Capital expenditures of $11.8 million and $12.1 million that have not been paid as of June 30, 2017 and 2016 respectively, were excluded from the Statements of Cash Flows.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2017 and 2016

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	186.2	—	(0.1)	186.1
Other comprehensive income	—	—	13.2	—	—	—	13.2
Stock options exercised	—	14.6	—	—	—	—	14.6
Stock-based compensation	—	16.4	—	—	(9.0)	—	7.4
Treasury stock purchase	—	—	—	—	(362.7)	—	(362.7)
Dividends ($0.16 per common share)	—	—	—	(23.4)	—	—	(23.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Other (see Note 10)	—	(5.2)	—	—	—	—	(5.2)

Balance at June 30, 2016	$1.7	$2,628.0	$(39.3)	$664.4	$(973.8)	$1.6	$2,282.6

Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	215.1	—	—	215.1
Other comprehensive income	—	—	17.3	—	—	—	17.3
Stock options exercised	—	22.1	—	—	—	—	22.1
Stock-based compensation	—	20.9	—	—	(9.3)	—	11.6
Treasury stock purchase	—	—	—	—	(32.7)	—	(32.7)
Dividends ($0.18 per common share)	—	—	—	(27.7)	—	—	(27.7)

Balance at June 30, 2017	$1.7	$2,696.8	$(54.6)	$1,002.0	$(1,078.7)	$1.5	$2,568.7

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

The condensed consolidated balance sheet as of June 30, 2017, the related condensed consolidated statements of comprehensive income for the six and three-month periods ended June 30, 2017 and 2016 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The December 31, 2016 condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In September 2016, we acquired ROHL LLC (“ROHL”) and in a related transaction, we acquired TCL Manufacturing which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), and in May 2016, we acquired Riobel Inc (“Riobel”). The financial results of ROHL, Perrin & Rowe, and Riobel were included in the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016 and in the Company’s consolidated statements of income and statements of cash flow for the six months ended June 30, 2017.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have elected the modified retrospective transition approach and also have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of June 30, 2017. Our key considerations pursuant to ASU 2014-09 are the control of goods (i.e., timing of revenue recognition), separate performance obligations and right of return (i.e., the reclassification on the balance sheet of the customer rights of return from accounts receivable to a refund liability as well as the recognition of a corresponding asset). We do not expect the change in accounting related to these considerations to have a material effect on our financial statements.

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

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. The new standard is effective January 1, 2018 and early adoption is permitted; however we have elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment for all entities. Under the new standard, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., hypothetical purchase price allocation). The new standard is effective for annual and interim impairment tests performed in the periods beginning after January 1, 2020 and early adoption is permitted. We plan to early adopt ASU 2017-04 in conjunction with our annual goodwill impairment test during the fourth quarter of 2017.

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

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance, companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). The new standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. The transition method will be a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). We are assessing the impact the adoption of this standard will have on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016, the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. The new standard is effective January 1, 2018 and should be adopted retrospectively. Early adoption is permitted; however, we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2017	December 31, 2016
Inventories:
Raw materials and supplies	$213.5	$207.6
Work in process	56.5	55.9
Finished products	311.4	267.6

Total inventories	$581.4	$531.1

Property, plant and equipment, gross	$1,682.2	$1,630.7
Less: accumulated depreciation	1,006.6	968.2

Property, plant and equipment, net	$675.6	$662.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions and Dispositions

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million as the result of this sale. The estimated tax expense on the sale was insignificant. Field ID did not qualify for presentation as a discontinued operation in our financial statements.

In September 2016, we acquired ROHL, a California-based luxury plumbing company. In a related transaction, we also acquired Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million (including $3 million of liabilities assumed), subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facility. Net sales and operating income in the first six months of 2017 were not material to the Company. The results of operations are included in the Plumbing segment. The goodwill expected to be deductible for income tax purposes is approximately $48 million.

In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the first six months of 2017 were not material to the Company. The results of operations are included in the Plumbing segment. We do not expect any portion of goodwill to be deductible for income tax purposes.

During the three months ended June 30, 2017, the loss on discontinued operations is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,832.1 million and $1,833.8 million as of June 30, 2017 and December 31, 2016, respectively. The $1.7 million decrease was primarily due to acquisition-related adjustments in our Plumbing segment, partially offset by foreign translation adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2016 (a)	$924.3	$670.2	$143.0	$96.3	$1,833.8
Year-to-date translation adjustments	0.7	1.0	—	0.3	2.0
Acquisition-related adjustments	—	(3.7)	—	—	(3.7)

Goodwill at June 30, 2017 (a)	$925.0	$667.5	$143.0	$96.6	$1,832.1

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had net identifiable intangible assets, principally tradenames, of $1,093.2 million and $1,107.0 million as of June 30, 2017 and December 31, 2016, respectively.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2017 and December 31, 2016 were as follows:

(In millions)	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$673.4	$—	$673.4	$671.8	$—	$671.8

Amortizable intangible assets
Tradenames	17.9	(8.4)	9.5	15.8	(7.3)	8.5
Customer and contractual relationships	614.6	(217.0)	397.6	611.9	(203.1)	408.8
Patents/proprietary technology	56.3	(43.6)	12.7	61.9	(44.0)	17.9

Total	688.8	(269.0)	419.8	689.6	(254.4)	435.2

Total identifiable intangibles	$1,362.2	$(269.0)	$1,093.2	$1,361.4	$(254.4)	$1,107.0

The $0.8 million increase in gross identifiable intangible assets was primarily due to acquisition-related adjustments in our Plumbing segment as well as foreign translation adjustments, partially offset by impairment charges during the first quarter of 2017 related to our decision to sell Field ID (See Note 6).

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

As of December 31, 2016, the fair value of one of the tradenames in the Cabinets segment and one of the tradenames in the Doors segment exceeded their carrying value by less than 10%. In the second quarter of 2017, we performed an interim impairment test on the tradename in the Cabinets segment and concluded the fair value continues to exceed its carrying value. A further reduction in fair value of these tradenames may result in an impairment charge in future periods. As of June 30, 2017, the carrying values of these tradenames was $168 million. In addition to evaluating the interim events that require more frequent impairment testing, we will conduct our annual impairment testing in the fourth quarter of 2017.

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

In January 2017, we committed to a plan to sell Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. In accordance with FASB Accounting Standards Codification (“ASC”) 360, as a result of our decision to sell, during the first quarter of 2017 we recorded $3.2 million of pre-tax impairment charges to write down the long-lived assets included in this disposal group to fair value, based upon their estimated fair value less cost to sell. These charges consisted of approximately $3.0 million for definite-lived intangible assets and $0.2 million for fixed assets. We completed the sale of Field ID in April 2017 (See Note 4).

7.	External Debt and Financing Arrangements

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million during the three months ended June 30, 2016. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On June 30, 2017 and December 31, 2016, our outstanding borrowings under this facility were $500.0 million and $540.0 million, respectively. At June 30, 2017 and December 31, 2016, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of June 30, 2017, we were in compliance with all covenants under this facility.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements (Continued)

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On June 30, 2017 and December 31, 2016, the carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $891.9 million and $891.1 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which there were no outstanding balances as of June 30, 2017 and December 31, 2016.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso, the Chinese yuan and the Euro. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2017 was $193.7 million, representing a net settlement receivable of $3.0 million. Based on foreign exchange rates as of June 30, 2017, we estimate that $2.5 million of net foreign currency derivative losses included in other comprehensive income as of June 30, 2017 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 were as follows:

(In millions)		Fair Value
	Location	June 30, 2017	December 31, 2016
Assets
Foreign exchange contracts	Other current assets	$3.8	$2.8
Net investment hedges	Other current assets	—	0.6

	Total assets	$3.8	$3.4

Liabilities
Foreign exchange contracts	Other current liabilities	$0.8	$2.9
Net investment hedges	Other current liabilities	0.4	0.2

	Total current liabilities	$1.2	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the six and three months ended June 30, 2017 and 2016 were:

(In millions)		Gain (Loss) Recognized in Income Six Months Ended June 30,
Type of hedge	Location	2017	2016
Cash flow	Cost of products sold	$1.0	$(1.4)
Fair value	Other expense (income), net	(0.5)	1.0

Total		$0.5	$(0.4)

(In millions)		Gain (Loss) Recognized in Income Three Months Ended June 30,
Type of hedge	Location	2017	2016
Cash flow	Cost of products sold	$1.6	$(2.1)
Fair value	Other expense (income), net	0.6	0.5

Total		$2.2	$(1.6)

The effective portion of cash flow hedges recognized in other comprehensive income were net gains (losses) of $3.7 million and $(8.0) million in the six months ended June 30, 2017 and 2016, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net losses of $1.6 million and $3.4 million in the three months ended June 30, 2017 and 2016, respectively. In the six and three months ended June 30, 2017 and 2016, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of June 30, 2017 and December 31, 2016 were as follows:

(In millions)	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$500.0	$500.0	$540.0	$540.0
Senior Notes	891.9	919.9	891.1	919.2

The estimated fair value of our revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 were as follows:

(In millions)	Fair Value
	June 30, 2017	December 31, 2016
Assets
Derivative financial instruments (level 2)	$3.8	$3.4
Deferred compensation program assets (level 2)	6.5	4.5

Total assets	$10.3	$7.9

Liabilities
Derivative financial instruments (level 2)	$1.2	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive loss	15.0	(6.8)	6.7	14.9
Amounts reclassified from accumulated other comprehensive loss	—	1.6	(3.3)	(1.7)

Net current-period other comprehensive income (loss)	15.0	(5.2)	3.4	13.2

Balance at June 30, 2016	$1.7	$(3.1)	$(37.9)	$(39.3)
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive loss	17.7	3.3	—	21.0

Amounts reclassified from accumulated other comprehensive loss	—	(0.5)	(3.2)	(3.7)

Net current-period other comprehensive income (loss)	17.7	2.8	(3.2)	17.3

Balance at June 30, 2017	$(10.3)	$2.2	$(46.5)	$(54.6)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the six and three months ended June 30, 2017 and 2016 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2017	2016
Gains (losses) on cash flow hedges
Foreign exchange contracts	$1.0	$(1.2)	Cost of products sold
Commodity contracts	—	(0.2)	Cost of products sold

	1.0	(1.4)	Total before tax
	(0.5)	(0.2)	Tax expense

	$0.5	$(1.6)	Net of tax
Defined benefit plan items
Recognition of prior service credits	$5.1	$6.2	(a)
Recognition of actuarial losses	—	(0.9)	(a)

	5.1	5.3	Total before tax
	(1.9)	(2.0)	Tax expense

	$3.2	$3.3	Net of tax

Total reclassifications for the period	$3.7	$1.7	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2017	2016
Gains (losses) on cash flow hedges
Foreign exchange contracts	$1.7	$(1.9)	Cost of products sold
Commodity contracts	(0.1)	(0.1)	Cost of products sold

	1.6	(2.0)	Total before tax
	(0.5)	0.2	Tax expense

	$1.1	$(1.8)	Net of tax
Defined benefit plan items
Recognition of prior service credits	$2.1	$3.9	(a)
	(0.7)	(1.5)	Tax expense

	$1.4	$2.4	Net of tax

Total reclassifications for the period	$2.5	$0.6	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the six and three months ended June 30, 2017 and 2016 were as follows:

(In millions)	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Service cost	$0.3	$5.6	$—	$—
Interest cost	16.7	17.4	—	0.3
Expected return on plan assets	(18.7)	(19.0)	—	—
Recognition of prior service credits	—	—	(5.1)	(6.2)
Recognition of actuarial losses	—	—	—	0.9

Net periodic benefit (income) cost	$(1.7)	$4.0	$(5.1)	$(5.0)

(In millions)	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Service cost	$0.2	$2.8	$—	$—
Interest cost	8.3	8.7	—	0.2
Expected return on plan assets	(9.4)	(9.5)	—	—
Recognition of prior service credits	—	—	(2.1)	(3.9)

Net periodic benefit (income) cost	$(0.9)	$2.0	$(2.1)	$(3.7)

Service cost for 2017 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the six months ended June 30, 2017 and 2016 were 28.2% and 27.9%, respectively. The effective income tax rates in 2017 and 2016 were favorably impacted by a tax benefit related to share-based compensation, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

The effective income tax rates for the three months ended June 30, 2017 and 2016 were 29.6% and 28.2%, respectively. The effective income tax rates in 2017 and 2016 were favorably impacted by a tax benefit related to share-based compensation, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $4 million to $6 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2017 and 2016, respectively.

(In millions)	Six Months Ended June 30,
	2017	2016
Reserve balance at January 1,	$16.2	$16.0
Provision for warranties issued	13.1	14.4
Settlements made (in cash or in kind)	(13.3)	(14.3)

Reserve balance at June 30,	$16.0	$16.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the six and three months ended June 30, 2017 and 2016 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2017	2016	% Change vs. Prior Year
Net Sales
Cabinets	$1,227.0	$1,195.1	2.7%
Plumbing	813.2	716.9	13.4
Doors	235.7	222.1	6.1
Security	276.3	270.2	2.3

Net sales	$2,552.2	$2,404.3	6.2%

Operating Income
Cabinets	$135.7	$119.2	13.8%
Plumbing	173.5	158.6	9.4
Doors	30.7	23.8	29.0
Security	28.7	21.8	31.7
Less: Corporate expenses	(41.3)	(40.2)	(2.7)

Operating income	$327.3	$283.2	15.6%

Corporate expenses
General and administrative expense	$(43.3)	$(40.8)
Defined benefit plan income	2.0	1.5
Recognition of defined benefit plan actuarial losses	—	(0.9)

Total Corporate expenses	$(41.3)	$(40.2)	(2.7)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

	Three Months Ended June 30,
(In millions)	2017	2016	% Change vs. Prior Year
Net Sales
Cabinets	$653.4	$645.1	1.3%
Plumbing	434.8	378.3	14.9
Doors	133.5	127.8	4.5
Security	143.7	146.6	(2.0)

Net sales	$1,365.4	$1,297.8	5.2%

Operating Income
Cabinets	$88.7	$83.5	6.2%
Plumbing	103.3	87.1	18.6
Doors	22.5	19.6	14.8
Security	18.6	16.2	14.8
Less: Corporate expenses	(20.7)	(18.7)	(10.7)

Operating income	$212.4	$187.7	13.2%

Corporate expenses
General and administrative expense	$(21.7)	$(19.4)
Defined benefit plan income	1.0	0.7

Total Corporate expenses	$(20.7)	$(18.7)	(10.7)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2017 and 2016 are shown below.

(In millions)	Six Months Ended June 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$1.6	$—	$1.6
Doors	(0.2)	0.1	(0.1)
Security	1.7	0.6	2.3

Total	$3.1	$0.7	$3.8

Restructuring and other charges in the first six months of 2017 largely related to severance costs within our Security and Plumbing segments.

(In millions)	Six Months Ended June 30, 2016
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$1.8	$—	$1.8
Plumbing	0.7	0.3	1.0
Security	6.8	2.5	9.3

Total	$9.3	$2.8	$12.1

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first six months of 2016 primarily related to severance costs and accelerated depreciation to relocate a manufacturing facility within our Security segment and severance costs within our Cabinets segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

(In millions)	Three Months Ended June 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$0.2	$—	$0.2
Doors	—	0.1	0.1
Security	0.7	(0.1)	0.6

Total	$0.9	$—	$0.9

(In millions)	Three Months Ended June 30, 2016
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$0.3	$0.3	$0.6
Security	3.4	—	3.4

Total	$3.7	$0.3	$4.0

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under U.S. GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the second quarter of 2017 and 2016 primarily resulted from severance costs within our Security segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 6/30/17
Workforce reduction costs	$2.4	$2.6	$(2.1)	$—	$2.9
Other	0.6	0.5	(0.9)	—	0.2

	$3.0	$3.1	$(3.0)	$—	$3.1

(a)	Cash expenditures primarily related to severance charges.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 6/30/16
Workforce reduction costs	$10.4	$7.6	$(6.6)	$—	$11.4
Other	0.5	1.7	(1.9)	(0.3)	—

	$10.9	$9.3	$(8.6)	$(0.3)	$11.4

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations, net of tax	$217.7	$186.1	$140.3	$125.1
Less: Noncontrolling interest	—	(0.1)	—	(0.1)

Income from continuing operations for EPS	$217.7	$186.2	$140.3	$125.2
Loss from discontinued operations, net of tax	(2.6)	—	(2.6)	—

Net income attributable to Fortune Brands	$215.1	$186.2	$137.7	$125.2

Earnings per common share
Basic
Continuing operations	$1.42	$1.20	$0.91	$0.82
Discontinued operations	(0.02)	—	(0.02)	—

Net income attributable to Fortune Brands common stockholders	$1.40	$1.20	$0.89	$0.82
Diluted
Continuing operations	$1.39	$1.18	$0.90	$0.80
Discontinued operations	(0.02)	—	(0.02)	—

Net income attributable to Fortune Brands common stockholders	$1.37	$1.18	$0.88	$0.80

Basic average shares outstanding	153.7	154.5	154.2	153.4
Stock-based awards	2.7	3.8	2.4	3.8

Diluted average shares outstanding	156.4	158.3	156.6	157.2
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.6	0.7	0.6	0.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six months ended June 30, 2017 and 2016. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

OVERVIEW (Continued)

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market grows, we have the potential to generate additional growth from leveraging our cash flow and balance sheet by pursuing accretive strategic acquisitions and joint ventures, and by returning cash to shareholders through a combination of dividends and common stock repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. We believe that the U.S. market for our home products is in the midst of an elongated recovery from the U.S. economic recession that ended in mid-2009 and that a continued recovery will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability. Over the long term, we believe that the U.S. home products market will benefit from favorable population and immigration trends, which will drive demand for new housing units, and from an aging existing housing stock that will continue to need to be repaired and remodeled.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2017 Compared To Six Months Ended June 30, 2016

	Net Sales
(In millions)	2017	2016	% Change vs. Prior Year

Cabinets	$1,227.0	$1,195.1	2.7%
Plumbing	813.2	716.9	13.4
Doors	235.7	222.1	6.1
Security	276.3	270.2	2.3

Net sales	$2,552.2	$2,404.3	6.2%

	Operating Income
	2017	2016	% Change vs. Prior Year

Cabinets	$135.7	$119.2	13.8%
Plumbing	173.5	158.6	9.4
Doors	30.7	23.8	29.0
Security	28.7	21.8	31.7
Less: Corporate expenses	(41.3)	(40.2)	(2.7)

Operating income	$327.3	$283.2	15.6%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $147.9 million, or 6.2%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, new product introductions, the benefits from the acquisitions in our Plumbing segment and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix.

Cost of products sold

Cost of products sold increased $67.9 million, or 4.4%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and raw material cost increases, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $33.5 million, or 6.1%, due to higher employee-related costs, advertising costs as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Loss on sale of product line

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million as the result of this sale.

Amortization of intangible assets

Amortization of intangible assets increased $3.0 million primarily due to the 2016 acquisitions in our Plumbing segment.

Asset impairment charges

Asset impairment charges of $3.2 million relate to our decision in the first quarter of 2017 to sell Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment.

Restructuring charges

Restructuring charges of $3.1 million in the six months ended June 30, 2017 primarily relate to severance costs within our Security and Plumbing segments. Restructuring charges in the six months ended June 30, 2016 were $9.3 million and primarily related to severance costs and charges related to supply chain initiatives within our Security segment.

Operating income

Operating income increased $44.1 million, or 15.6%, primarily due to higher net sales and productivity improvements. These benefits were partially offset by unfavorable mix, employee-related costs and advertising costs.

Interest expense

Interest expense decreased $1.5 million to $24.2 million primarily due to the absence in 2017 of the write-off of debt issuance costs of approximately $1.3 million incurred during 2016.

Other (income) expense, net

Other (income) expense, net, was expense of $0.1 million in the six months ended June 30, 2017, compared to income of $0.7 million in the six months ended June 30, 2016.

Income taxes

The effective income tax rates for the six months ended June 30, 2017 and 2016 were 28.2% and 27.9%, respectively. The effective income tax rates in 2017 and 2016 were favorably impacted by a tax benefit related to share-based compensation, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $217.7 million in the six months ended June 30, 2017 compared to $186.1 million in the six months ended June 30, 2016. The increase of $31.6 million was primarily due to higher operating income.

RESULTS OF OPERATIONS (Continued)

Loss from discontinued operations

The loss from discontinued operations was $2.6 million and zero in the six months ended June 30, 2017 and 2016, respectively. The loss on discontinued operations in the six months ended June 30, 2017 is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

Results By Segment

Cabinets

Net sales increased $31.9 million, or 2.7%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix and lower sales volume in Canada.

Operating income increased $16.5 million, or 13.8%, due to the increase in net sales and productivity improvements. These benefits were partially offset by higher employee-related costs.

Plumbing

Net sales increased $96.3 million, or 13.4%, due to higher sales volume driven by continuing improvement in the U.S. home products market and the benefit from new product introductions, higher sales in international markets, principally China, and the benefit from the acquisitions of Riobel, ROHL and Perrin & Rowe in 2016. These benefits were partially offset by higher sales rebates and unfavorable foreign exchange of approximately $6 million.

Operating income increased $14.9 million, or 9.4%, due to higher net sales, productivity improvements and favorable mix. These benefits were partially offset by higher advertising costs, employee-related and raw material costs.

Doors

Net sales increased $13.6 million, or 6.1%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $6.9 million, or 29.0%, due to the higher net sales and leveraging sales on our existing fixed cost base. These benefits were partially offset by higher raw material costs.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Security

Net sales increased $6.1 million, or 2.3%, due to higher sales volume and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $2 million.

Operating income increased $6.9 million, or 31.7%, primarily due to higher net sales, lower restructuring and other charges (approximately $7 million) relating to the completion in 2016 of a manufacturing facility relocation, as well as productivity improvements. These benefits were partially offset by higher raw material costs.

Corporate

Corporate expenses increased by $1.1 million principally due to higher employee-related costs.

(In millions)	Six Months Ended June 30,
	2017	2016
General and administrative expense	$(43.3)	$(40.8)
Defined benefit plan income	2.0	1.5
Defined benefit plan recognition of actuarial losses	—	(0.9)

Total Corporate expenses	$(41.3)	$(40.2)

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

RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2017 Compared To Three Months Ended June 30, 2016

	Net Sales
(In millions)	2017	2016	% Change vs. Prior Year

Cabinets	$653.4	$645.1	1.3%
Plumbing	434.8	378.3	14.9
Doors	133.5	127.8	4.5
Security	143.7	146.6	(2.0)

Net sales	$1,365.4	$1,297.8	5.2%

	Operating Income
	2017	2016	% Change vs. Prior Year

Cabinets	$88.7	$83.5	6.2%
Plumbing	103.3	87.1	18.6
Doors	22.5	19.6	14.8
Security	18.6	16.2	14.8
Less: Corporate expenses	(20.7)	(18.7)	(10.7)

Operating income	$212.4	$187.7	13.2%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $67.6 million, or 5.2%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, new product introductions, the benefits from the acquisitions in our Plumbing segment and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix, unfavorable foreign exchange of approximately $8 million and lower sales volume due to timing in our Security segment.

Cost of products sold

Cost of products sold increased $26.8 million, or 3.3%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and higher raw material costs, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $15.1 million, or 5.5%, due to higher employee-related costs and advertising costs as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Loss on sale of product line

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million as the result of this sale.

Amortization of intangible assets

Amortization of intangible assets increased $1.4 million due to the 2016 acquisitions in our Plumbing segment.

Restructuring charges

Restructuring charges in the three months ended June 30, 2017 and 2016 were $0.9 million and $3.7 million, respectively. Restructuring charges in both years primarily related to severance costs and charges associated with supply chain initiatives within our Security segment.

Operating income

Operating income increased $24.7 million, or 13.2%, primarily due to higher net sales and productivity improvements. These benefits were partially offset by unfavorable mix, employee-related costs and advertising costs.

Interest expense

Interest expense decreased $1.6 million to $12.3 million primarily due to the absence in 2017 of the write-off of debt issuance costs of approximately $1.3 million incurred during 2016.

Other (income) expense, net

Other (income) expense, net, was expense of $0.9 million in the three months ended June 30, 2017 compared to income of $0.4 million in the three months ended June 30, 2016.

Income taxes

The effective income tax rates for the three months ended June 30, 2017 and 2016 were 29.6% and 28.2%, respectively. The increase in the effective income tax rate reflected a lower tax benefit on share-based compensation during the three months ended June 30 2017. In addition, the effective tax rates in both periods were favorably impacted by a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $140.3 million in the three months ended June 30, 2017 compared to $125.1 million in the three months ended June 30, 2016. The increase of $15.2 million was primarily due to a higher operating income.

Loss from discontinued operations

The loss from discontinued operations was $2.6 million and zero in the three months ended June 30, 2017 and 2016, respectively. The loss on discontinued operations in the three months ended June 30, 2017 is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $8.3 million, or 1.3%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix and lower sales volume in Canada.

Operating income increased $5.2 million, or 6.2%, due to the increase in net sales and productivity improvements. These benefits were partially offset by higher employee-related costs.

Plumbing

Net sales increased $56.5 million, or 14.9%, due to higher sales volume in the U.S. driven by continuing improvement in the U.S. home products market and the benefit from new product introductions, higher sales in international markets, principally China, and the benefit from the acquisitions of Riobel, ROHL and Perrin & Rowe in 2016. These benefits were partially offset by unfavorable foreign exchange of approximately $5 million.

Operating income increased $16.2 million, or 18.6%, due to higher net sales and productivity improvements partially offset by higher advertising, employee-related and raw material costs.

Doors

Net sales increased $5.7 million, or 4.5%, due to higher sales volume driven primarily by improved conditions in the U.S. home products markets and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $2.9 million, or 14.8%, due to higher net sales and leveraging sales on our existing fixed cost base partially offset by higher raw material costs.

Security

Net sales decreased $2.9 million, or 2%, due to lower sales volume primarily impacted by timing as well as the impact of unfavorable foreign exchange of approximately $1 million.

Operating income increased $2.4 million, or 14.8%, primarily due to lower restructuring and other charges (approximately $3 million) relating to the completion in 2016 of a manufacturing facility relocation, partially offset by higher raw material costs.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Corporate

Corporate expenses increased by $2.0 million principally due to higher employee-related costs.

(In millions)	Three Months Ended June 30,
	2017	2016
General and administrative expense	$(21.7)	$(19.4)
Defined benefit plan income	1.0	0.7

Total Corporate expenses	$(20.7)	$(18.7)

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

In the first half of 2017, we repurchased 0.6 million shares of our outstanding common stock under the Company’s share repurchase programs for $32.7 million. As of June 30, 2017, the Company’s total remaining share repurchase authorization under the repurchase programs was approximately $490 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

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

On June 30, 2017, we had cash and cash equivalents of $252.7 million, of which $198.3 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2017 and 2016.

(In millions)	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$171.2	$165.0
Net cash used in investing activities	(58.1)	(155.6)
Net cash (used) provided by financing activities	(115.2)	26.2
Effect of foreign exchange rate changes on cash	3.3	4.6

Net increase in cash and cash equivalents	$1.2	$40.2

Net cash provided by operating activities was $171.2 million in the six months ended June 30, 2017 compared to $165.0 million in the six months ended June 30, 2016. The increase in cash provided of $6.2 million was primarily due to higher net income partly offset by a higher build in working capital in 2017 compared to 2016.

Net cash used in investing activities was $58.1 million in the six months ended June 30, 2017 compared to $155.6 million in the six months ended June 30, 2016. The decrease of $97.5 million was primarily due to the decrease in cost of acquisitions of $81.1 million and lower capital expenditures of $15.2 million.

Net cash used by financing activities was $115.2 million in the six months ended June 30, 2017 compared to net cash provided of $26.2 million in the six months ended June 30, 2017. The decrease in cash provided of $141.4 million was primarily due to lower net borrowings of $472.4 million, partially offset by lower share repurchases in 2017 compared to 2016 ($330 million decrease).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have elected the modified retrospective transition approach and also have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of June 30, 2017. Our key considerations pursuant to ASU 2014-09 are the control of goods (i.e., timing of revenue recognition), separate performance obligations and right of return (i.e., the reclassification on the balance sheet of the customer rights of return from accounts receivable to a refund liability as well as the recognition of a corresponding asset). We do not expect the change in accounting related to these considerations to have a material effect on our financial statements.

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

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. The new standard is effective January 1, 2018 and early adoption is permitted, however we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment for all entities. Under the new standard, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., hypothetical purchase price allocation). The new standard is effective for annual and interim impairment tests performed in the periods beginning after January 1, 2020 and early adoption is permitted. We plan to early adopt ASU 2017-04 in conjunction with our annual goodwill impairment test during the fourth quarter of 2017.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six months ended June 30, 2017 and 2016. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2017	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	—	$—	—	$495,782,264
May 1 – May 31	—	—	—	495,782,264
June 1 – June 30	83,867	64.95	83,867	490,335,031

Total	83,867	$64.95	83,867

(a)	Information on the Company’s share repurchase programs follows:

Authorization and announcement date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018
February 28, 2017	March 1, 2017	$300 million	February 28, 2019

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (Registrant)

Date: August 4, 2017	/s/ Patrick Hallinan
Patrick Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

EXHIBIT INDEX

Exhibit

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.