Form 10-Q
period 2017-09-30
Fortune Brands Home & Security, Inc.
filed 2017-10-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 20, 2017 was 151,800,773.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2017 and 2016

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Net sales	$3,900.8	$3,683.3	$1,348.6	$1,279.0
Cost of products sold	2,461.3	2,352.8	841.6	801.0
Selling, general and administrative expenses	877.7	831.4	297.3	284.5
Amortization of intangible assets	23.6	20.4	7.5	7.3
Loss on sale of product line (see Note 4)	2.4	—	—	—
Asset impairment charges	3.2	—	—	—
Restructuring charges	3.5	12.4	0.4	3.1

Operating income	529.1	466.3	201.8	183.1
Interest expense	36.5	37.5	12.3	11.8
Other expense (income), net	0.2	(0.1)	0.1	0.6

Income before income taxes	492.4	428.9	189.4	170.7
Income taxes	145.1	120.9	59.8	48.8

Income from continuing operations, net of tax	347.3	308.0	129.6	121.9
(Loss) income from discontinued operations , net of tax	(2.6)	1.5	—	1.5

Net income	344.7	309.5	129.6	123.4
Less: Noncontrolling interests	0.1	(0.1)	0.1	—

Net income attributable to Fortune Brands	$344.6	$309.6	$129.5	$123.4

Basic earnings per common share
Continuing operations	$2.26	$2.00	$0.84	$0.79
Discontinued operations	(0.02)	0.01	—	0.01

Net income attributable to Fortune Brands common shareholders	$2.24	$2.01	$0.84	$0.80
Diluted earnings per common share
Continuing operations	$2.22	$1.95	$0.83	$0.77
Discontinued operations	(0.02)	0.01	—	0.01

Net income attributable to Fortune Brands common shareholders	$2.20	$1.96	$0.83	$0.78
Comprehensive income	$391.1	$309.8	$158.7	$110.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$277.1	$251.5
Accounts receivable, net	594.7	550.7
Inventories	600.1	531.1
Other current assets	126.4	111.9

Total current assets	1,598.3	1,445.2
Property, plant and equipment, net of accumulated depreciation	690.6	662.5
Goodwill	1,852.8	1,833.8
Other intangible assets, net of accumulated amortization	1,105.4	1,107.0
Other assets	102.2	80.0

Total assets	$5,349.3	$5,128.5

Liabilities and equity
Current liabilities
Accounts payable	$392.5	$393.8
Other current liabilities	460.0	449.0

Total current liabilities	852.5	842.8
Long-term debt	1,462.2	1,431.1
Deferred income taxes	176.2	163.5
Accrued defined benefit plans	185.1	216.2
Other non-current liabilities	127.4	111.9

Total liabilities	2,803.4	2,765.5
Commitments and contingencies (see Note 17)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.7	1.7
Paid-in capital	2,712.2	2,653.8
Accumulated other comprehensive loss	(25.5)	(71.9)
Retained earnings	1,076.5	814.6
Treasury stock	(1,220.6)	(1,036.7)

Total Fortune Brands stockholders’ equity	2,544.3	2,361.5
Noncontrolling interests	1.6	1.5

Total equity	2,545.9	2,363.0

Total liabilities and equity	$5,349.3	$5,128.5

(a)	Common stock, par value $0.01 per share: 179.6 million shares and 177.7 million shares issued at September 30, 2017 and December 31, 2016, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(In millions)

(Unaudited)

	2017	2016
Operating activities
Net income	$344.7	$309.5
Non-cash pre-tax expense (income):
Depreciation	72.7	69.3
Amortization	23.6	20.4
Stock-based compensation	32.7	24.3
Recognition of actuarial (gains) losses	(1.3)	1.9
Deferred income taxes	8.2	(23.0)
Loss on sale of product line	2.4	—
Asset impairment charges	3.2	—
Amortization of deferred financing costs	1.5	3.0
Loss on sale of property, plant and equipment	0.3	1.2
Changes in assets and liabilities:
Increase in accounts receivable	(34.5)	(53.1)
(Increase) decrease in inventories	(60.7)	22.6
(Decrease) increase in accounts payable	(3.5)	28.7
Increase in other assets	(28.0)	(11.6)
Decrease in accrued expenses and other liabilities	(23.9)	(12.0)
Increase (decrease) in accrued taxes	15.2	(0.6)

Net cash provided by operating activities	352.6	380.6

Investing activities
Capital expenditures(a)	(95.5)	(106.1)
Proceeds from the sale of assets	0.2	2.3
Proceeds from sale of product line	1.5	—
Cost of acquisitions, net of cash acquired	(19.4)	(230.5)

Net cash used in investing activities	(113.2)	(334.3)

Financing activities
Decrease in short-term debt, net	—	(1.0)
Issuance of long-term debt	375.0	880.0
Repayment of long-term debt	(345.0)	(465.0)
Proceeds from the exercise of stock options	25.8	24.8
Treasury stock purchases	(173.7)	(362.7)
Employee withholding taxes paid related to stock-based compensation	(10.2)	(9.8)
Deferred acquisition payment	(12.4)	—
Dividends to stockholders	(82.7)	(73.7)
Other financing, net	(0.3)	(2.1)

Net cash used in financing activities	(223.5)	(9.5)

Effect of foreign exchange rate changes on cash	9.7	3.3

Net increase in cash and cash equivalents	$25.6	$40.1

Cash and cash equivalents at beginning of period	$251.5	$238.5
Cash and cash equivalents at end of period	$277.1	$278.6

(a)	Capital expenditures of $11.3 million and $4.7 million that have not been paid as of September 30, 2017 and 2016, respectively, were excluded from the Statements of Cash Flows.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	309.6	—	(0.1)	309.5
Other comprehensive income	—	—	0.3	—	—	—	0.3
Stock options exercised	—	24.8	—	—	—	—	24.8
Stock-based compensation	—	24.3	—	—	(9.8)	—	14.5
Treasury stock purchase	—	—	—	—	(362.7)	—	(362.7)
Dividends ($0.28 per common share)	—	—	—	(72.8)	—	—	(72.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Other	—	(5.8)	—	—	—	—	(5.8)

Balance at September 30, 2016	$1.7	$2,645.5	$(52.2)	$738.4	$(974.6)	$1.4	$2,360.2

Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	344.6	—	0.1	344.7
Other comprehensive income	—	—	46.4	—	—	—	46.4
Stock options exercised	—	25.7	—	—	—	—	25.7
Stock-based compensation	—	32.7	—	—	(10.2)	—	22.5
Treasury stock purchase	—	—	—	—	(173.7)	—	(173.7)
Dividends ($0.54 per common share)	—	—	—	(82.7)	—	—	(82.7)

Balance at September 30, 2017	$1.7	$2,712.2	$(25.5)	$1,076.5	$(1,220.6)	$1.6	$2,545.9

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

The condensed consolidated balance sheet as of September 30, 2017, the related condensed consolidated statements of comprehensive income for the nine and three-month periods ended September 30, 2017 and 2016 and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories in partnership with Perrin & Rowe. This acquisition broadened our plumbing portfolio and enhanced future growth opportunities. Net sales and operating income in the three months ended September 30, 2017 were not material to the Company. The financial results of Shaws were included in the Company’s consolidated balance sheets as of September 30, 2017, the Company’s consolidated statements of income for the nine and three months ended September 30, 2017, and statement of cash flows for the nine months ended September 30, 2017.

In September 2016, we acquired ROHL LLC (“ROHL”) and in a related transaction, we acquired TCL Manufacturing which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”). In addition, in May 2016, we acquired Riobel Inc (“Riobel”). The financial results of ROHL, Perrin & Rowe, and Riobel were included in the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016, the Company’s consolidated statements of income for the nine and three months ended September 30, 2017, and statement of cash flows for the nine months ended September 30, 2017.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have elected the modified retrospective transition approach and also have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of September 30, 2017. Our key considerations pursuant to ASU 2014-09 are the control of goods (i.e., timing of revenue recognition), separate performance obligations, customer rights of return (i.e., the reclassification on the balance sheet of the customer rights of return from accounts receivable to a refund liability as well as the recognition of a corresponding asset) and our accounting for display assets. We do not expect the change in accounting related to these considerations to have a material effect on our financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. The standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, that amends current hedge accounting model. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item (consistent with our current practice). The change in fair value for qualifying cash flow and net investment hedges will be included in Other comprehensive income (until they are reclassified into the income statement). The standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of the hedge effectiveness. Standard is effective as of January 1, 2019 and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Clarifying Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In May 2017, the FASB issued ASC 610-20 that clarifies the scope and application of various standards for the sale of nonfinancial assets (e.g. PP&E including real estate, intangible assets, materials and supplies). The standard distinguishes between a sale to customer vs non-customer. Sales to customers are in scope of the new revenue standard. It also clarifies a derecognition model for nonfinancial assets that do not represent a business. The standard is effective as of January 1, 2018 consistent with the effective date for the new revenue recognition standard. We are assessing the impact the adoption of this standard will have on our financial statements and we will consider the implications of the new standard on case by case basis for all non-recurring transactions where we sell or transfer nonfinancial assets.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. The standard is effective January 1, 2018 and early adoption is permitted; however we have elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components (i.e., interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

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

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). The standard is effective January 1, 2018 and early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows, which has resulted in diversity in the presentation of cash flows. The standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance, companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). The standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. The transition method will be a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). We are assessing the impact the adoption of this standard will have on our financial statements.

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

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments and standby letters of credit). The standard will replace the “incurred loss” approach under the current guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss.” The standard is effective January 1, 2020 and early application is permitted beginning January 1, 2019. We are assessing the impact the adoption of this standard will have on our financial statements.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2017	December 31, 2016
Inventories:
Raw materials and supplies	$211.6	$207.6
Work in process	61.8	55.9
Finished products	326.7	267.6

Total inventories	$600.1	$531.1
Property, plant and equipment, gross	$1,715.8	$1,630.7
Less: accumulated depreciation	1,025.2	968.2

Property, plant and equipment, net	$690.6	$662.5

4.	Acquisitions and Dispositions

In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories in partnership with Perrin & Rowe. Net sales and operating income in the three months ended September 30, 2017 were not material to the Company. We financed the transaction using cash on hand and borrowings under our existing credit facilities. The results of the operations are included in the Plumbing segment from the date of acquisition.

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million as the result of this sale. The estimated tax expense on the sale was insignificant. Field ID did not qualify for presentation as a discontinued operation in our financial statements.

In September 2016, we acquired ROHL, a California-based luxury plumbing company. In a related transaction, we also acquired Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million (including $3 million of liabilities assumed), subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facility. Net sales and operating income in the first nine months of 2017 were not material to the Company. The results of operations are included in the Plumbing segment. The goodwill expected to be deductible for income tax purposes is approximately $49 million.

In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the first nine months of 2017 were not material to the Company. The results of operations are included in the Plumbing segment. We do not expect any portion of goodwill to be deductible for income tax purposes.

We recognized a loss on discontinued operations primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses for the nine months ended September 30, 2017.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,852.8 million and $1,833.8 million as of September 30, 2017 and December 31, 2016, respectively. The $19.0 million increase was primarily due to the acquisition-related adjustments in our Plumbing segment (See Note 4) and foreign translation adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2016 (a)	$924.3	$670.2	$143.0	$96.3	$1,833.8
Year-to-date translation adjustments	3.3	4.6	—	1.5	9.4
Acquisition-related adjustments	—	9.6	—	—	9.6

Goodwill at September 30, 2017 (a)	$927.6	$684.4	$143.0	$97.8	$1,852.8

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had net identifiable intangible assets, principally tradenames, of $1,105.4 million and $1,107.0 million as of September 30, 2017 and December 31, 2016, respectively.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

(In millions)	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$682.6	$—	$682.6	$671.8	$—	$671.8

Amortizable intangible assets
Tradenames	18.6	(9.4)	9.2	15.8	(7.3)	8.5
Customer and contractual relationships	627.1	(226.0)	401.1	611.9	(203.1)	408.8
Patents/proprietary technology	57.2	(44.7)	12.5	61.9	(44.0)	17.9

Total	702.9	(280.1)	422.8	689.6	(254.4)	435.2

Total identifiable intangibles	$1,385.5	$(280.1)	$1,105.4	$1,361.4	$(254.4)	$1,107.0

The $24.1 million increase in gross identifiable intangible assets was primarily due to acquisition-related adjustments in our Plumbing segment (See Note 4) as well as foreign translation adjustments, partially offset by impairment charges during the first quarter of 2017 related to our decision to sell Field ID (See Note 6).

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates and other relevant factors.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets (Continued)

As of December 31, 2016, the fair value of one of the tradenames in the Cabinets segment and one of the tradenames in the Doors segment exceeded their carrying value by less than 10%. In the second quarter of 2017, we performed an interim impairment test on the tradename in the Cabinets segment and concluded the fair value continues to exceed its carrying value. A further reduction in fair value of these tradenames may result in an impairment charge in future periods. As of September 30, 2017, the carrying values of these tradenames was $168 million. We did not identify any impairment triggers during the third quarter of 2017. In addition to evaluating the interim events that may require more frequent impairment testing, we will conduct our annual impairment testing in the fourth quarter of 2017.

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

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the amended and restated credit agreement, including the total commitment amount, essentially remained the same. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million during the three months ended June 30, 2016. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On September 30, 2017 and December 31, 2016, our outstanding borrowings under this facility were $570.0 million and $540.0 million, respectively. At September 30, 2017 and December 31, 2016, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of September 30, 2017, we were in compliance with all covenants under this facility.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements (Continued)

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On September 30, 2017 and December 31, 2016, the carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $892.2 million and $891.1 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $25.7 million in aggregate, of which there were no outstanding balances as of September 30, 2017 and December 31, 2016.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the Mexican peso, the Chinese yuan and the Euro. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2017 was $190.2 million, representing a net settlement payable of $2.3 million. Based on foreign exchange rates as of September 30, 2017, we estimate that $1.2 million of net foreign currency derivative losses included in other comprehensive income as of September 30, 2017 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 were as follows:

(In millions)		Fair Value
	Location	September 30, 2017	December 31, 2016
Assets
Foreign exchange contracts	Other current assets	$3.0	$2.8
Net investment hedges	Other current assets	0.2	0.6

	Total assets	$3.2	$3.4

Liabilities
Foreign exchange contracts	Other current liabilities	$5.1	$2.9
Net investment hedges	Other current liabilities	0.4	0.2

	Total current liabilities	$5.5	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the nine and three months ended September 30, 2017 and 2016 were:

(In millions)		Gain (Loss) Recognized in Income Nine Months Ended September 30,
Type of hedge	Location	2017	2016
Cash flow	Cost of products sold	$0.9	$(2.6)
Fair value	Other (income) expense, net	(1.4)	1.3

Total		$(0.5)	$(1.3)

(In millions)		Gain (Loss) Recognized in Income Three Months Ended September 30,
Type of hedge	Location	2017	2016
Cash flow	Cost of products sold	$(0.1)	$(1.2)
Fair value	Other (income) expense, net	(0.9)	0.3

Total		$(1.0)	$(0.9)

The effective portion of cash flow hedges recognized in other comprehensive income were net losses of $(0.1) million and $(8.0) million in the nine months ended September 30, 2017 and 2016, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net losses of $(3.8) million and zero in the three months ended September 30, 2017 and 2016, respectively. In the nine and three months ended September 30, 2017 and 2016, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of September 30, 2017 and December 31, 2016 were as follows:

(In millions)	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$570.0	$570.0	$540.0	$540.0
Senior Notes	892.2	927.5	891.1	919.2

The estimated fair value of our revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 were as follows:

(In millions)	Fair Value
	September 30, 2017	December 31, 2016
Assets
Derivative financial instruments (level 2)	$3.2	$3.4
Deferred compensation program assets (level 2)	7.0	4.5

Total assets	$10.2	$7.9

Liabilities
Derivative financial instruments (level 2)	$5.5	$3.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive loss	0.9	(7.3)	9.0	2.6
Amounts reclassified from accumulated other comprehensive loss	—	2.8	(5.1)	(2.3)

Net current-period other comprehensive income (loss)	0.9	(4.5)	3.9	0.3

Balance at September 30, 2016	$(12.4)	$(2.4)	$(37.4)	$(52.2)

Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive loss	47.0	0.6	3.5	51.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.6)	(4.1)	(4.7)

Net current-period other comprehensive income (loss)	47.0	—	(0.6)	46.4

Balance at September 30, 2017	$19.0	$(0.6)	$(43.9)	$(25.5)

(a)	See Note 11, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the nine and three months ended September 30, 2017 and 2016 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2017	2016
(Losses) gains on cash flow hedges
Foreign exchange contracts	$0.5	$(2.5)	Cost of products sold
Commodity contracts	0.4	(0.1)	Cost of products sold

	0.9	(2.6)	Total before tax
	(0.3)	(0.2)	Tax expense

	$0.6	$(2.8)	Net of tax
Defined benefit plan items
Recognition of prior service credits	$5.1	$10.0	(a)
Recognition of actuarial gains (losses)	1.3	(1.9)	(a)

	6.4	8.1	Total before tax
	(2.3)	(3.0)	Tax expense

	$4.1	$5.1	Net of tax

Total reclassifications for the period	$4.7	$2.3	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2017	2016
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(0.5)	$(1.3)	Cost of products sold
Commodity contracts	0.4	0.1	Cost of products sold

	(0.1)	(1.2)	Total before tax
	0.2	—	Tax expense

	$0.1	$(1.2)	Net of tax
Defined benefit plan items
Recognition of prior service credits	$—	$3.8	(a)
Recognition of actuarial gains (losses)	1.3	(1.0)	(a)

	1.3	2.8	Total before tax
	(0.4)	(1.0)	Tax expense

	$0.9	$1.8	Net of tax

Total reclassifications for the period	$1.0	$0.6	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 11, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the nine and three months ended September 30, 2017 and 2016 were as follows:

(In millions)	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Service cost	$0.4	$7.2	$—	$—
Interest cost	25.0	25.8	—	0.2
Expected return on plan assets	(28.0)	(27.9)	—	—
Recognition of prior service costs (credits)	—	—	(5.1)	(10.0)
Recognition of actuarial losses (gains)	0.3	—	(1.6)	1.9

Net periodic benefit (income) cost	$(2.3)	$5.1	$(6.7)	$(7.9)

(In millions)	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Service cost	$0.1	$1.6	$—	$—
Interest cost	8.3	8.4	—	(0.1)
Expected return on plan assets	(9.3)	(8.9)	—	—
Recognition of prior service costs (credits)	—	—	—	(3.8)
Recognition of actuarial losses (gains)	0.3	—	(1.6)	1.0

Net periodic benefit (income) cost	$(0.6)	$1.1	$(1.6)	$(2.9)

Service cost for 2017 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 29.5% and 28.2%, respectively. The increase in the effective tax rate reflected a lower tax benefit on share-based compensation, partially offset by a valuation allowance release related to state deferred tax assets. In addition, the effective tax rates in both periods were favorably impacted by a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

The effective income tax rates for the three months ended September 30, 2017 and 2016 were 31.6% and 28.6%, respectively. The increase in the effective tax rate reflected a lower tax benefit on share-based compensation, partially offset by a valuation allowance release related to state deferred tax assets. In addition, the effective tax rates in both periods were favorably impacted by a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease up to $1.5 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

13.	Product Warranties

We generally record warranty expense at the time of sale. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historical claims experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2017 and 2016, respectively.

(In millions)	Nine Months Ended September 30,
	2017	2016
Reserve balance at January 1,	$16.2	$16.0
Provision for warranties issued	23.3	23.8
Settlements made (in cash or in kind)	(17.0)	(22.8)
Foreign translation adjustments	(1.2)	—
Acquisitions	0.7	0.4

Reserve balance at September 30,	$22.0	$17.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the nine and three months ended September 30, 2017 and 2016 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2017	2016	% Change vs. Prior Year
Net Sales
Cabinets	$1,841.2	$1,797.2	2.4%
Plumbing	1,251.5	1,108.0	13.0
Doors	374.2	351.3	6.5
Security	433.9	426.8	1.7

Net sales	$3,900.8	$3,683.3	5.9%

Operating Income
Cabinets	$205.4	$194.0	5.9%
Plumbing	270.8	242.6	11.6
Doors	55.8	46.1	21.0
Security	56.4	44.7	26.2
Less: Corporate expenses	(59.3)	(61.1)	2.9

Operating income	$529.1	$466.3	13.5%

Corporate expenses
General and administrative expense	$(63.8)	$(61.3)
Defined benefit plan income	3.2	2.1
Recognition of defined benefit plan actuarial gains (losses)	1.3	(1.9)

Total Corporate expenses	$(59.3)	$(61.1)	2.9%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments (Continued)

	Three Months Ended September 30,
(In millions)	2017	2016	% Change vs. Prior Year
Net Sales
Cabinets	$614.2	$602.1	2.0%
Plumbing	438.3	391.1	12.1
Doors	138.5	129.2	7.2
Security	157.6	156.6	0.6

Net sales	$1,348.6	$1,279.0	5.4%

Operating Income
Cabinets	$69.7	$74.8	(6.8)%
Plumbing	97.3	84.0	15.8
Doors	25.1	22.3	12.6
Security	27.7	22.9	21.0
Less: Corporate expenses	(18.0)	(20.9)	13.9

Operating income	$201.8	$183.1	10.2%

Corporate expenses
General and administrative expense	$(20.5)	$(20.5)
Defined benefit plan income	1.2	0.6
Recognition of defined benefit plan actuarial gains (losses)	1.3	(1.0)

Total Corporate expenses	$(18.0)	$(20.9)	13.9%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2017 and 2016 are shown below.

(In millions)	Nine Months Ended September 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	1.6	$—	$1.6
Security	1.9	0.9	2.8

Total	$3.5	$0.9	$4.4

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first nine months of 2017 largely related to severance costs within our Security and Plumbing segments.

(In millions)	Nine Months Ended September 30, 2016
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$1.8	$—	$1.8
Plumbing	1.1	0.8	1.9
Security	9.5	3.5	13.0

Total	$12.4	$4.3	$16.7

a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first nine months of 2016 primarily related to severance costs and charges associated with the relocation of a manufacturing facility within our Security segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

(In millions)	Three Months Ended September 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges
Doors	$0.2	$(0.1)	$0.1
Security	0.2	0.3	0.5

Total	$0.4	$0.2	$0.6

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the third quarter of 2017 primarily resulted from severance costs within our Doors and Plumbing Segments.

(In millions)	Three Months Ended September 30, 2016
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$0.4	$0.5	$0.9
Security	2.7	1.0	3.7

Total	$3.1	$1.5	$4.6

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the third quarter of 2016 primarily resulted from severance costs within our Security segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 9/30/17
Workforce reduction costs	$2.4	$2.8	$(2.9)	$(0.5)	$1.8
Other	0.6	0.7	(1.3)	—	0.0

	$3.0	$3.5	$(4.2)	$(0.5)	$1.8

(a)	Cash expenditures primarily related to severance charges.

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 9/30/16
Workforce reduction costs	$10.4	$8.7	$(15.0)	$0.2	$4.3
Other	0.5	3.7	(3.0)	(0.6)	0.6

	$10.9	$12.4	$(18.0)	$(0.4)	$4.9

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations, net of tax	$347.3	$308.0	$129.6	$121.9
Less: Noncontrolling interest	0.1	(0.1)	0.1	—

Income from continuing operations for EPS	347.2	308.1	129.5	121.9
Income from discontinued operations	(2.6)	1.5	—	1.5

Net income attributable to Fortune Brands	$344.6	$309.6	$129.5	$123.4

Earnings per common share
Basic
Continuing operations	$2.26	$2.00	$0.84	$0.79
Discontinued operations	(0.02)	0.01	—	0.01

Net income attributable to Fortune Brands common stockholders	$2.24	$2.01	$0.84	$0.80
Diluted
Continuing operations	$2.22	$1.95	$0.83	$0.77
Discontinued operations	(0.02)	0.01	—	0.01

Net income attributable to Fortune Brands common stockholders	$2.20	$1.96	$0.83	$0.78

Basic average shares outstanding	153.7	154.4	153.5	154.2
Stock-based awards	2.5	3.6	2.4	3.4

Diluted average shares outstanding	156.2	158.1	155.9	157.6
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.6	0.5	0.6	—

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine months ended September 30, 2017 and 2016. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

18.	Subsequent Event

In October 2017, the Company acquired Victoria + Albert, a UK manufacturer of luxury freestanding tubs and basins. Victoria + Albert represent a strong strategic fit, adding a preeminent luxury tub brand to our plumbing portfolio. The results of operations of the acquired company will be included in the Plumbing segment from the date of acquisition. This acquisition will not have a material effect on net sales or operating income.

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

In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories in partnership with Perrin & Rowe. We financed the transaction using cash on hand and borrowings under our existing credit facilities. This acquisition broadened our plumbing portfolio and enhanced future growth opportunities. Net sales and operating income in the three months ended September 30, 2017 were not material to the Company. The results of the operations are included in the Plumbing segment.

During the third quarter of 2016, we created the Global Plumbing Group (“GPG”), which was designed to support the growth of multiple plumbing brands with an enhanced set of products and brands, while leveraging Moen’s existing global supply chain and broad distribution network.

In September 2016, we acquired ROHL LLC (“ROHL”), a California-based luxury plumbing company and in a related transaction, we acquired TCL Manufacturing Ltd, which gave us ownership of Perrin & Rowe Limited, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed both acquisitions using cash on hand and borrowings under our existing credit facility. These transactions broadened the plumbing portfolio and enhanced future growth opportunities.

In June 2016, we amended and restated our credit agreement to combine and rollover our existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes.

In May 2016, we acquired Riobel Inc. (“Riobel”), a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facility.

Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016

	Net Sales
(In millions)	2017	2016	% Change vs. Prior Year

Cabinets	$1,841.2	$1,797.2	2.4%
Plumbing	1,251.5	1,108.0	13.0
Doors	374.2	351.3	6.5
Security	433.9	426.8	1.7

Net sales	$3,900.8	$3,683.3	5.9%

	Operating Income
	2017	2016	% Change vs. Prior Year

Cabinets	$205.4	$194.0	5.9%
Plumbing	270.8	242.6	11.6
Doors	55.8	46.1	21.0
Security	56.4	44.7	26.2
Less: Corporate expenses	(59.3)	(61.1)	2.9
Operating income	$529.1	$466.3	13.5%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $217.5 million, or 5.9%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, new product introductions, the benefits from the acquisitions in our Plumbing segment and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix, higher sales promotions, sales rebates and unfavorable foreign exchange of approximately $4 million.

Cost of products sold

Cost of products sold increased $108.5 million, or 4.6%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and raw material cost increases, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $46.3 million, or 5.6%, due to higher employee-related costs and advertising costs as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $3.2 million primarily due to the acquisitions in our Plumbing segment, partially offset by a decrease relating to a definite-lived customer relationship intangible in our Doors segment that was fully amortized during the second quarter of 2017.

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

Restructuring charges

Restructuring charges of $3.5 million in the nine months ended September 30, 2017 primarily relates to severance costs within our Security and Plumbing segments. Restructuring charges in the nine months ended September 30, 2016 were $12.4 million and primarily related to severance costs and charges associated with supply chain initiatives within our Security segment.

Operating income

Operating income increased $62.8 million, or 13.5%, primarily due to higher net sales, including the benefits from the acquisitions in our Plumbing segment and productivity improvements. These benefits were partially offset by unfavorable mix, higher employee-related, raw material and advertising costs.

Interest expense

Interest expense decreased $1.0 million to $36.5 million primarily due to the absence in 2017 of the write-off of debt issuance costs of approximately $1.3 million incurred during 2016.

Other (income) expense, net

Other (income) expense, net, was expense of $0.2 million in the nine months ended September 30, 2017, compared to income of $0.1 million in the nine months ended September 30, 2016.

Income taxes

The effective income tax rates for the nine months ended September 30, 2017 and 2016 were 29.5% and 28.2%, respectively. The increase in the effective tax rate reflected a lower tax benefit on share-based compensation, partially offset by a valuation allowance release related to state deferred tax assets. In addition, the effective tax rates in both periods were favorably impacted by a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $347.3 million in the nine months ended September 30, 2017 compared to $308.0 million in the nine months ended September 30, 2016. The increase of $39.3 million was primarily due to higher operating income.

RESULTS OF OPERATIONS (Continued)

Loss from discontinued operations

The loss from discontinued operations of $2.6 million in the nine months ended September 30, 2017 primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses. The income from discontinued operations of $1.5 million in the nine months ended September 30, 2016 included the effect of tax adjustments relating to the Waterloo business.

Results by Segment

Cabinets

Net sales increased $44.0 million, or 2.4%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix and higher sales promotions.

Operating income increased $11.4 million, or 5.9%, due to the increase in net sales and productivity improvements. These benefits were partially offset by unfavorable mix and higher employee-related costs.

Plumbing

Net sales increased $143.5 million, or 13.0%, due to higher sales volume driven by continuing improvement in the U.S. home products market and the benefit from new product introductions, higher sales in international markets, principally China, and the benefit from the acquisitions of Riobel, ROHL and Perrin & Rowe in 2016 as well as Shaws in 2017. These benefits were partially offset by higher sales rebates and unfavorable foreign exchange of approximately $4 million.

Operating income increased $28.2 million, or 11.6%, due to higher net sales, productivity improvements and favorable mix. These benefits were partially offset by higher employee-related costs, raw material costs and advertising costs.

Doors

Net sales increased $22.9 million, or 6.5%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $9.7 million, or 21.0%, due to the higher net sales and leveraging sales on our existing fixed cost base.

RESULTS OF OPERATIONS (Continued)

Results by Segment (Continued)

Security

Net sales increased $7.1 million, or 1.7%, due to higher sales volume and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $1 million and by the impact of our exiting of two product lines in our commercial distribution channel.

Operating income increased $11.7 million, or 26.2%, primarily due to productivity improvements, lower restructuring and other charges (approximately $10 million) relating to the completion in 2016 of a manufacturing facility relocation and the related cost savings resulting from the facility relocation, as well as higher net sales. These benefits were partially offset by higher raw material costs.

Corporate

Corporate expenses decreased by $1.8 million predominantly due to recognition of an actuarial gain versus an actuarial loss in the prior year and higher defined benefit plan income during 2017 in comparison to prior year.

(In millions)	Nine Months Ended September 30,
	2017	2016
General and administrative expense	$(63.8)	$(61.3)
Defined benefit plan income	3.2	2.1
Defined benefit plan recognition of actuarial gain/(loss)	1.3	(1.9)

Total Corporate expenses	$(59.3)	$(61.1)

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

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016

	Net Sales
(In millions)	2017	2016	% Change vs. Prior Year

Cabinets	$614.2	$602.1	2.0%
Plumbing	438.3	391.1	12.1
Doors	138.5	129.2	7.2
Security	157.6	156.6	0.6

Net sales	$1,348.6	$1,279.0	5.4%

	Operating Income
	2017	2016	% Change vs. Prior Year

Cabinets	$69.7	$74.8	(6.8)%
Plumbing	97.3	84.0	15.8
Doors	25.1	22.3	12.6
Security	27.7	22.9	21.0
Less: Corporate expenses	(18.0)	(20.9)	13.9

Operating income	$201.8	$183.1	10.2%

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $69.6 million, or 5.4%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, new product introductions, the benefits from the acquisitions in our Plumbing segment, price increases to help mitigate cumulative raw material cost increases and favorable foreign exchange of approximately $4 million. These benefits were partially offset by unfavorable mix, higher sales rebates and sales promotions.

Cost of products sold

Cost of products sold increased $40.6 million, or 5.1%, due to higher net sales, including the impact of acquisitions in our Plumbing segment and higher raw material costs, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $12.8 million, or 4.5%, due to higher employee-related costs, including higher healthcare costs, as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $0.2 million due to the acquisitions in our Plumbing segment, partially offset by a decrease relating to a definite-lived customer relationship intangible in Doors segment that was fully amortized during the second quarter of 2017.

Restructuring charges

Restructuring charges in the three months ended September 30, 2017 and 2016 were $0.4 million and $3.1 million, respectively. Restructuring charges in 2017 relate to severance costs within our Security and Doors segments. Restructuring charges in 2016 primarily relate to supply chain initiatives within our Security segment.

Operating income

Operating income increased $18.7 million, or 10.2%, primarily due to higher net sales and productivity improvements. These benefits were partially offset by unfavorable mix and higher employee-related costs.

Interest expense

Interest expense increased $0.5 million to $12.3 million primarily due to higher average interest rates partially offset by lower average borrowings.

Other (income) expense, net

Other (income) expense, net, was expense of $0.1 million in the three months ended September 30, 2017 compared to expense of $0.6 million in the three months ended September 30, 2016.

Income taxes

The effective income tax rates for the three months ended September 30, 2017 and 2016 were 31.6% and 28.6%, respectively. The increase in the effective tax rate reflected a lower tax benefit on share-based compensation, partially offset by a valuation allowance release related to state deferred tax assets. In addition, the effective tax rates in both periods were favorably impacted by a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $129.6 million in the three months ended September 30, 2017 compared to $121.9 million in the three months ended September 30, 2016. The increase of $7.7 million was primarily due to a higher operating income.

RESULTS OF OPERATIONS (Continued)

Results by Segment

Cabinets

Net sales increased $12.1 million, or 2.0%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions, price increases to help mitigate cumulative raw material cost increases and favorable foreign exchange of approximately $2 million. These benefits were partly offset by unfavorable mix and higher sales promotions.

Operating income decreased $5.1 million, or 6.8%, due to higher employee-related costs, including higher healthcare costs. These benefits were partially offset by the increase in net sales and productivity improvements.

Plumbing

Net sales increased $47.2 million, or 12.1%, due to higher sales volume in the U.S. driven by continuing improvement in the U.S. home products market and the benefit from new product introductions, higher sales in international markets, principally China and Canada, the benefit from the acquisitions of ROHL and Perrin & Rowe in 2016 as well as Shaws in 2017 and favorable foreign exchange of approximately $2 million. These benefits were partially offset by higher sales rebates.

Operating income increased $13.3 million, or 15.8%, due to higher net sales and productivity improvements partially offset by higher employee-related costs, sales rebates and raw material costs.

Doors

Net sales increased $9.3 million, or 7.2%, due to favorable mix, higher sales volume driven primarily by improved conditions in the U.S. home products markets and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $2.8 million, or 12.6%, due to higher net sales and leveraging sales on our existing fixed cost base.

Security

Net sales increased $1.0 million, or 0.6%, due to higher sales volume in the U.S. and international markets for our core locks and safes product lines and favorable foreign exchange offset by the impact from our exiting of two product lines in our commercial sales distribution channel.

Operating income increased $4.8 million, or 21.0%, primarily due to productivity improvements, lower restructuring and other charges (approximately $3 million) relating to the completion in 2016 of a manufacturing facility relocation and the related cost savings resulting from the facility relocation.

RESULTS OF OPERATIONS (Continued)

Results by Segment (Continued)

Corporate

Corporate expenses decreased by $2.9 million predominantly due to recognition of an actuarial gain versus an actuarial loss in the prior quarter and higher defined benefit plan income during 2017 in comparison to prior quarter.

(In millions)	Three Months Ended September 30,
	2017	2016
General and administrative expense	$(20.5)	$(20.5)
Defined benefit plan income	1.2	0.6
Defined benefit plan recognition of actuarial gains (losses)	1.3	(1.0)

Total Corporate expenses	$(18.0)	$(20.9)

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

In the first nine months of 2017, we repurchased 2.8 million shares of our outstanding common stock under the Company’s share repurchase programs for $173.7 million. As of September 30, 2017, the Company’s total remaining share repurchase authorization under the repurchase programs was approximately $347 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

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

Acquisitions in 2017 and 2016 included:

•	In October 2017, the Company acquired Victoria + Albert, a UK manufacturer of luxury freestanding tubs and basins. The results of operations of the acquired company will be included in the Plumbing segment from the date of acquisition. This acquisition will not have a material effect on net sales or operating income.

•	In July 2017, we acquired Shaws Since1897 Limited, a U.K.-based company that specializes in the design, production and marketing of luxury fire-clay kitchen sinks. We financed the transaction using cash on hand and borrowings under our existing credit facilities. Net sales and operating income in the three months ended September 30, 2017 were not material to the Company.

•	In September 2016, we acquired ROHL, a California-based luxury plumbing company and in a related transaction, we acquired TCL Manufacturing Ltd, which gave us ownership of Perrin & Rowe, a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. The total combined purchase price was approximately $166 million, subject to certain post-closing adjustments. We financed both acquisitions using cash on hand and borrowings under our existing credit facility.

•	In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million in cash. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

On September 30, 2017, we had cash and cash equivalents of $277.1 million, of which $257.9 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record income tax expense on those funds to the extent they were previously considered indefinitely reinvested.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2017 and 2016.

(In millions)	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$352.6	$380.6
Net cash used in investing activities	(113.2)	(334.3)
Net cash used in financing activities	(223.5)	(9.5)
Effect of foreign exchange rate changes on cash	9.7	3.3

Net increase in cash and cash equivalents	$25.6	$40.1

Net cash provided by operating activities was $352.6 million in the nine months ended September 30, 2017 compared to $380.6 million in the nine months ended September 30, 2016. The decrease in cash provided of $28.0 million was primarily due to a higher build in working capital during 2017 compared to 2016 which included inventory reductions as we completed our manufacturing facility relocations in our Plumbing and Security businesses, partly offset by higher net income.

Net cash used in investing activities was $113.2 million in the nine months ended September 30, 2017 compared to $334.3 million in the nine months ended September 30, 2016. The decrease of $221.1 million was primarily due to the decrease in cost of acquisitions of $211.1 million.

Net cash used by financing activities was $223.5 million in the nine months ended September 30, 2017 compared to net cash used of $9.5 million in the nine months ended September 30, 2016. The increase in cash used of $214 million during 2017 was primarily due to lower net borrowings of $384 million and higher dividends of $9 million, partially offset by lower share repurchases in 2017 compared to 2016 ($189 million decrease). Additionally, during the third quarter 2017, we paid deferred acquisition payments totaling $12.4 million (net of certain working capital and other adjustments) relating to the ROHL and Perrin & Rowe acquisitions.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2016, the fair value of our total pension plan assets was $577.7 million, representing 73% of the accumulated benefit obligation liability. In 2017, we expect to make total pension contributions of approximately $25 million of which $22 million has been paid as of September 30, 2017. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. We have elected the modified retrospective transition approach and also have identified focus areas for each of our reporting segments and have made substantial progress in our assessment of the accounting and financial reporting implications as of September 30, 2017. Our key considerations pursuant to ASU 2014-09 are the control of goods (i.e., timing of revenue recognition), separate performance obligations, customer rights of return (i.e., the reclassification on the balance sheet of the customer rights of return from accounts receivable to a refund liability as well as the recognition of a corresponding asset) and our accounting for display assets. We do not expect the change in accounting related to these considerations to have a material effect on our financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. The standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, that amends current hedge accounting model. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item (consistent with our current practice). The change in fair value for qualifying cash flow and net investment hedges will be included in Other comprehensive income (until they are reclassified into the income statement). The standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard is effective as of January 1, 2019 and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Clarifying Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In May 2017, the FASB issued ASC 610-20 that clarifies the scope and application of various standards for the sale of nonfinancial assets (e.g. PP&E including real estate, intangible assets, materials and supplies). The standard distinguishes between a sale to customer vs non-customer. Sales to customers are in scope of the new revenue standard. It also clarifies a derecognition model for nonfinancial assets that do not represent a business. The standard is effective as of January 1, 2018 consistent with the effective date for the new revenue recognition standard. We are assessing the impact the adoption of this standard will have on our financial statements and we will consider the implications of the new standard on case by case basis for all non-recurring transactions where we sell or transfer nonfinancial assets.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. The standard is effective January 1, 2018 and early adoption is permitted, however we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components (i.e., interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. The standard is effective January 1, 2018 and early adoption is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment for all entities. Under the new standard, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The standard eliminates the current requirement to calculate a goodwill impairment charge by comparing the implied fair value of goodwill with its carrying amount (i.e., hypothetical purchase price allocation). The standard is effective for annual and interim impairment tests performed in the periods beginning after January 1, 2020 and early adoption is permitted. We plan to early adopt ASU 2017-04 in conjunction with our annual goodwill impairment test during the fourth quarter of 2017.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). The standard is effective January 1, 2018 and early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows which has resulted in diversity in cash flows presentation. The standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. We do not expect the adoption of this standard to have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). The standard is effective January 1, 2018 and early adoption is permitted; however, we elected not to early adopt. The transition method will be a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). We are assessing the impact the adoption of this standard will have on our financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments and standby letters of credit). The standard will replace the “incurred loss” approach under the current guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss.” The standard is effective January 1, 2020 and early application is permitted beginning January 1, 2019. We are assessing the impact the adoption of this standard will have on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. The standard is effective January 1, 2018. Early application is permitted for certain provisions of the standard; however, we elected not to early adopt. We do not expect this standard to have a material effect on our financial statements.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine months ended September 30, 2017 and 2016. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	603,750	$66.18	603,750	$450,381,443
August 1 – August 31	881,646	63.53	881,646	394,375,046
September 1 – September 30	729,023	64.51	729,023	347,346,977

Total	2,214,419	$64.57	2,214,419

(a)	Information on the Company’s share repurchase programs follows:

Authorization and announcement date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018
February 28, 2017	March 1, 2017	$300 million	February 28, 2019

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (Registrant)

Date: October 31, 2017	/s/ Patrick Hallinan
Patrick Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)