Form 10-K
period 2017-12-31
Fortune Brands Home & Security, Inc.
filed 2018-02-28
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☒      Accelerated filer      ☐       Non-accelerated filer (Do not check if a smaller reporting company)      ☐ Smaller reporting company      ☐      Emerging growth company      ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2017 (the last day of the registrant’s most recent second quarter) was $10,015,217,282. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 2, 2018, was 151,950,428.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 1, 2018 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2018 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1. Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expected capital spending, expected pension contributions, the anticipated effects of recently issued accounting standards on our financial statements, planned business strategies, estimated impact and effects of the U.S. Tax Cuts and Jobs Act of 2017, market potential, future financial performance and other matters. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the Securities and Exchange Commission (the “SEC”) or, with respect to any documents incorporated by reference, available at the time such document was prepared or filed with the SEC. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the section below entitled “Risk Factors.” Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries.

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our product categories. With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We have four business segments: Cabinets, Plumbing, Doors and Security. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We believe the Company’s impressive track record reflects the long-term attractiveness and potential of our categories and our leading brands. Our performance in the six years since becoming an independent publicly traded company demonstrates the strength of our operating model and our ability to generate profitable growth as sales volume increases and we leverage our structural competitive advantages to gain share in our categories.

Our Strategy

Build on leading business and brand positions in attractive growth and return categories.    We believe that we have leading market positions and brands in many of our product categories. We continue to invest in targeted advertising and other strategic initiatives aimed at enhancing brand awareness and educating consumers regarding the breadth, features and benefits of our product lines. For example, in the third quarter of 2017, Moen launched its new “Innovated By…” advertising campaign which brings Moen innovation to life through compelling narratives designed to evoke emotion and provoke thought. We also strive to leverage our brands by expanding into adjacent product categories and continue to develop new programs by working closely with our customers.

Continue to develop innovative products for customers, designers, installers and consumers.    Sustained investments in consumer-driven product innovation and customer service, along with our low cost structures, have contributed to our success in the marketplace and creating consumer demand. In 2017, MasterBrand Cabinets, which provides a wide range of cabinets for the home, launched innovative new cabinet door designs, lighting systems, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price and introduced new, exclusive laminate door and finish options across multiple price segments. We continue to provide channel support with responsive websites featuring our cabinet brands that drives consumers to our partner dealers. In 2016, we created the Global Plumbing Group (“GPG”), a strategic platform within our Plumbing segment that spans across brands and geographic areas in order to accelerate growth opportunities and transform our existing plumbing business. During 2017 and 2016, we expanded our brand presence in plumbing through acquisitions. In 2017, we acquired Victoria + Albert, a U.K. manufacturer of luxury freestanding tubs and basins and Shaws Since1987 Limited (“Shaws”), a U.K.-based company that specializes in the design, production and marketing of luxury fire-clay kitchen sinks. In 2016, we acquired Riobel Inc. (“Riobel”), a Canadian premium showroom brand and ROHL LLC (“ROHL”), a California-based luxury brand and in a related transaction and TCL Manufacturing Ltd, which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), a UK manufacturer and designer of luxury kitchen and bathroom plumbing products. In addition, GPG’s legacy brand, Moen had a number of innovative product launches in 2017, including a customizable shower technology with personal device integration. The Therma-Tru portfolio of on-trend door and glass collections continued to evolve to meet current and emerging architectural design trends including wider and taller door styles, expanding panel configurations, as well as additional decorative, privacy and textured glass designs. Master Lock continued to be an innovation leader in security and safety products and services, driven by consumer and end user focused insights with continued emphasis on electronic enabled solutions for enhanced capability and convenience. SentrySafe continued to provide a full line portfolio of quality security, fire and water resistant safes to help consumers and small business owners protect documents and valuables.

Expand in international markets.    We expect to have opportunities to expand sales by further penetrating international markets, which represented approximately 15% of net sales in 2017. We continue to develop our relationship with dealers and distributors and their Moen branded stores throughout China. In our Cabinets segment, Kitchen Craft remained a leading cabinetry brand in Canada, while WoodCrafters provided a company presence in Mexico. Master Lock continued to expand its presence in Europe and Asia (primarily Japan), while Therma-Tru made inroads in Canada as consumers transitioned from traditional entry door materials to more advanced and energy-efficient fiberglass doors.

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

Enhance returns and deploy our cash flow to high-return opportunities.    We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions and joint ventures, and return cash to stockholders through a combination of dividends and repurchases of shares of our common stock under our share repurchase program. Both add-on acquisitions and share repurchase opportunities may be particularly attractive in the next few years. In 2017, we repurchased 3.4 million shares of our outstanding common stock under the Company’s share repurchase programs for $214.8 million. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks. In October 2017, we acquired Victoria +Albert, a UK-based premium brand of standalone bathtubs, sink, tub fillers, faucets and other accessories. These acquisitions broadened our plumbing portfolio and enhanced future growth opportunities.

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

Operational excellence.    We believe our investments in lean manufacturing and productivity initiatives have resulted in supply chain flexibility and the ability to cost-effectively add or reduce capacity in order to match demand levels. In 2017, we invested approximately $40 million to support long-term growth potential both in the U.S. and international markets. In addition, our supply chains and low cost manufacturing structures have created favorable operating leverage allowing volumes to grow without sacrificing customer service levels. We believe that margin improvement will continue to be driven predominantly by organic volume growth that can be readily accommodated by additional production shifts and equipment as necessary.

Commitment to innovation.    We have a long track record of successful product and process innovations that introduce valued new products and services to our customers and consumers. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix.    We sell in a variety of product categories in the U.S. home and security products markets. In addition, our exposure to changing levels of U.S. residential new home construction activity is balanced with repair-and-remodel activity, which comprised a substantial majority of the overall U.S. home products market and about two-thirds of our U.S. home products sales in 2017. We also benefit from a stable market for plumbing and security products and international sales growth opportunities.

Diverse sales channels.    We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage these existing sales channels to expand into adjacent product categories. In 2017, sales to our top ten customers represented less than half of total sales.

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

Strong capital structure.    We exited 2017 with a strong balance sheet. In 2017, we repurchased 3.4 million of our shares. As of December 31, 2017, we had $323.0 million of cash and cash equivalents and total debt was $1,507.6 million, resulting in a net debt position of $1,184.6 million. In addition, we had $635.0 million available under our credit facility as of December 31, 2017.

Business Segments

We have four business segments: Cabinets, Plumbing, Doors and Security. The following table shows net sales for each of these segments and key brands within each segment:

Segment	2017 Net Sales (in millions)	Percentage of Total 2017 Net Sales	Key Brands
Cabinets	$2,467.1	47%	Aristokraft, Diamond, Mid-Continent, Kitchen Craft, Schrock, Homecrest, Omega, Thomasville(a), Kemper, StarMark, Ultracraft

Plumbing	1,720.8	33%	Moen, ROHL, Riobel, Perrin & Rowe, Victoria + Albert, Shaws, Waste King

Doors	502.9	9%	Therma-Tru, Fypon

Security	592.5	11%	Master Lock, American Lock, SentrySafe
Total	$5,283.3	100%

(a)	Thomasville is a registered trademark of Hhg Global Designs LLC.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 15% of 2017 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 10% of the Company’s net sales in 2017. Sales to all U.S. home centers in the aggregate were approximately 27% of net sales in 2017.

Cabinets.    Our Cabinets segment manufactures custom, semi-custom and stock cabinetry, as well as vanities, for the kitchen, bath and other parts of the home through a regional supply chain footprint to deliver high quality and service to our customers. This segment sells a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Diamond, Mid-Continent, Kitchen Craft, Schrock, Homecrest, Omega, Thomasville, Kemper, StarMark and Ultracraft. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 34% of net sales of the Cabinets segment in 2017. This segment’s competitors include Masco, American Woodmark and RSI (owned by American Woodmark), as well as a large number of regional and local suppliers.

Plumbing.    Our Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals in North America and China, predominantly under the Moen, ROHL, Riobel, Perrin & Rowe, Victoria + Albert, Shaws and Waste King brands. Although this segment sells products principally in the U.S., Canada and China, this segment also sells in Mexico, Southeast Asia, Europe and

South America. Approximately 26% of 2017 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 23% of net sales of the Plumbing segment in 2017. This segment’s chief competitors include Delta (owned by Masco), Kohler, Pfister (owned by Spectrum Brands), American Standard (owned by LIXIL Group), InSinkErator (owned by Emerson Electronic Company) and imported private-label brands.

Doors.    Our Doors segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand and urethane millwork product lines under the Fypon brand. This segment benefits from the long-term trend away from traditional materials, such as wood, steel and aluminum, toward more energy-efficient and durable synthetic materials. Therma-Tru products include fiberglass and steel residential entry door and patio door systems, primarily for sale in the U.S. and Canada. This segment’s principal customers are home centers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 14% of net sales of the Doors segment in 2017. This segment’s competitors include Masonite, JELD-WEN, Plastpro and Pella.

Security.    Our Security segment’s products consist of locks, safety and security devices, and electronic security products manufactured, sourced and distributed primarily under the Master Lock brand and fire resistant safes, security containers and commercial cabinets manufactured, sourced and distributed under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 25% of 2017 net sales were to international markets. This segment manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices for consumer use to hardware, home center and other retail outlets. In addition, the segment sells lock systems and fire resistant safes to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 18% of the net sales of the Security segment in 2017. Master Lock competes with Abus, W.H. Brady, Hampton, Kwikset (owned by Spectrum Brands), Schlage (owned by Allegion), Assa Abloy and various imports, and SentrySafe competes with First Alert, Magnum, Fortress, Stack-On and Fire King.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2017	2016	2015
Cabinets	$2,467.1	$2,397.8	$2,173.4
Plumbing	1,720.8	1,534.4	1,414.5
Doors	502.9	473.0	439.1
Security	592.5	579.7	552.4
Total	$5,283.3	$4,984.9	$4,579.4

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

Segment	Raw Materials
Cabinets	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing	Brass, zinc, resins, stainless steel, aluminum and copper
Doors	Resins, wood, glass, foam, aluminum and steel
Security	Rolled steel, zinc, brass and resins

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

Employees.    As of December 31, 2017, we had approximately 23,800 full-time employees. Of these employees, approximately 2,000 of these employees are covered by collective bargaining agreements. Employee relations are generally good.

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

Environmental matters.    We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2017, eleven such instances have not been dismissed, settled or otherwise resolved. In 2017, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2017 and 2016, we had accruals of $0.7 and $1.0 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

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

Item 1A.  Risk Factors.

There are inherent risks and uncertainties associated with our business that could adversely affect our business, financial condition or operating results. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could adversely affect our business, financial condition or operating results. If any of these risks materialize, our business, financial condition or operating results could suffer. In this case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, government tax programs, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations. Although the U.S. new home construction market continues to improve, demand for new homes is still recovering after the 2007-2009 U.S. economic recession and continues to remain below historical levels.

We operate in very competitive consumer and trade brand categories.

The markets in which we operate are very competitive. Although we believe that competition in our businesses is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Some of our competitors may resort to price competition to sustain or grow market share and manufacturing capacity utilization. Also, certain large customers continue to offer private-label brands that compete with some of our product offerings as a lower-cost alternative. The strong competition that we face in all of our businesses may adversely affect our profitability and revenue levels, as well as our results of operations, cash flows and financial condition.

Risks associated with strategic acquisitions and joint ventures could adversely affect our results of operations, cash flows and financial condition.

We consider acquisitions and joint ventures as a means of enhancing shareholder value. Acquisitions and joint ventures involve risks and uncertainties, including difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers and brands; the inability to achieve the expected financial results and benefits of transactions; the loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; and diversion of management’s attention from other business matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in dilution in earnings per share and return on capital.

We may not successfully develop new products or processes or improve existing products or processes.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new or updated products and processes, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products or processes more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations, cash flows and financial condition.

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

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

We are exposed to risks associated with global commodity price volatility arising from restricted or uneven supply conditions, the sustained expansion and volatility of demand from emerging markets, potentially unstable geopolitical and economic variables, weather and other unpredictable external factors. We buy raw materials that contain commodities such as brass, zinc, steel, wood, and glass and petroleum-based products such as resins. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the commodity exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

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

We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations, cash flows and financial condition. The consolidation of distributors or the financial instability or default of a distributor or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors, representatives or retailers may also market other products that compete with our products. The loss or termination of one or more of our major distributors, representatives or retailers, the failure of one or more of our distributors, representatives or retailers to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers could affect our ability to bring products to market.

Our pension costs and funding requirements could increase as a result of volatility in the financial markets and changes in interest rates and actuarial assumptions.

Increases in the costs of pension benefits may continue and negatively affect our business as a result of: the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes to our investment strategy that may impact our expected return on pension plan assets assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that lag our assumptions, actions of key customers, volatility of discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decline in the price of our common stock. If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 29 U.S. manufacturing facilities in 16 states and have 19 manufacturing facilities in international locations (8 in Mexico, 3 in Asia, 4 in Europe, 2 in Africa, and 2 in Canada). In addition, we have 50 distribution centers and warehouses worldwide, of which 41 are leased. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Cabinets	23	4	27	3	20	23
Plumbing	8	4	12	5	12	17
Doors	4	2	6	—	2	2
Security	3	—	3	1	7	8
Totals	38	10	48	9	41	50

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	54	Chief Executive Officer
Patrick D. Hallinan	50	Senior Vice President and Chief Financial Officer
Michael P. Bauer	53	President, The Master Lock Company
Nicholas I. Fink	43	President, Fortune Brands Global Plumbing Group LLC
Brett E. Finley	47	President, Fortune Brands Doors, Inc.
David M. Randich	56	President, MasterBrand Cabinets, Inc.
Tracey L. Belcourt	51	Senior Vice President, Global Growth and Development
Robert K. Biggart	63	Senior Vice President, General Counsel and Secretary
Sheri R. Grissom	53	Senior Vice President, Human Resources
Dan Luburic	46	Vice President and Corporate Controller
Brian C. Lantz	55	Senior Vice President, Communications & Corporate Administration
Marty Thomas	59	Senior Vice President, Operations & Supply Chain Strategy

Christopher J. Klein has served as Chief Executive Officer of Fortune Brands since January 2010.

Patrick D. Hallinan has served as Senior Vice President and Chief Financial Officer of Fortune Brands since July 2017. From January 2017 to July 2017, Mr. Hallinan served as Senior Vice President of Finance of Fortune Brands. Prior to joining Fortune Brands’ executive team, Mr. Hallinan served as chief financial officer of Moen Incorporated, a subsidiary of Fortune Brands, from November 2013 to January 2017.

Michael P. Bauer has served as President of The Master Lock Company since December 2014. From April 2011 through December 2014, Mr. Bauer served as the President of the U.S. Businesses at Moen Incorporated, a subsidiary of Fortune Brands.

Nicholas I. Fink has served as President of Fortune Brands Global Plumbing Group LLC since August 2016. From June 2015 to August 2016, Mr. Fink served as Senior Vice President-Global Growth and Development of Fortune Brands. From June 2006 to May 2015, Mr. Fink worked at Beam Suntory, Inc., a global spirits company, and its predecessor entities in various senior positions including as Senior Vice President and President, Asia-Pacific/South America.

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

David M. Randich has served as President of MasterBrand Cabinets, Inc., a subsidiary of Fortune Brands, since October 2012.

Tracey L. Belcourt has served as Senior Vice President of Global Growth and Development of Fortune Brands since December 2016. From 2012 to 2016, Ms. Belcourt served as Executive Vice President, Strategy of Mondelez International, Inc. a confectionary, food and beverage company.

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

Dan Luburic has served as Vice President and Corporate Controller of Fortune Brands since October 2011.

Brian C. Lantz has served as Senior Vice President, Communications & Corporate Administration since January 2017. Mr. Lantz joined Fortune Brands in June 2011 as Vice President of Investor Relations.

Marty Thomas has served as Senior Vice President, Operations and Supply Chain Strategy since September 2017. Mr. Thomas served as Senior Vice President of Global Operations and Engineering Services at Rockwell Automation, Inc., a provider of industrial automation and information products, from 2006 to 2016.

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

	2017				2016

	High	Low	Dividends Declared		High	Low	Dividends Declared
First Quarter	$61.67	$53.15	—		$56.36	$44.19	—
Second Quarter	66.35	60.22	0.18		59.98	54.51	0.16
Third Quarter	67.77	61.34	0.36	(a)	64.47	56.09	0.32	(a)
Fourth Quarter	69.76	63.41	0.20		58.39	52.05	0.18

(a)

Reflects a $0.18 and $0.16 per share dividend declared and paid in the third quarter of 2017 and 2016, respectively, and a $0.18 and $0.16 per share dividend declared in third quarter and paid in fourth quarter of 2017 and 2016, respectively.

In December 2017, our Board of Directors increased the quarterly cash dividend by 11% to $0.20 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On February 2, 2018, there were 10,615 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2017:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	589,000	$66.18	589,000	$308,366,151
November 1 – November 30	—	—	—	308,366,151
December 1 – December 31	—	—	—	558,366,151
Total	589,000	$66.18	589,000

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018
February 28, 2017	March 1, 2017	$300 million	February 28, 2019
December 8, 2017	December 11, 2017	$250 million	December 8, 2019

Stock Performance

The above graph compares the relative performance of our common stock, the S&P 500 Index and a Peer Group Index. This graph covers the period from December 31, 2012 through December 31, 2017. This graph assumes $100 was invested in the stock or the index on December 31, 2012 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Peer Group Index The 2017 peer group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

Armstrong World Industries, Inc., Fastenal Company, Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Mohawk Industries, Inc., Newell Brands Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc. and USG Corporation.

Calculation of Peer Group Index

The weighted-average total return of the entire peer group, for the period of December 31, 2012 through December 31, 2017, is calculated in the following manner:

(1)	the total return of each peer group member is calculated by dividing the change in market value of a share of its common stock during the period, assuming reinvestment of any dividends, by the value of a share of its common stock at the beginning of the period; and

(2)	each peer group member’s total return is then weighted within the index based on its market capitalization relative to the market capitalization of the entire index, and the sum of such weighted returns results in a weighted-average total return for the entire Peer Group Index.

Item 6.	Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,

(In millions, except per share amounts)	2017	2016	2015	2014	2013
Income statement data(a)
Net sales	$5,283.3	$4,984.9	$4,579.4	$4,013.6	$3,703.6
Cost of products sold(b)	3,350.8	3,180.3	2,997.5	2,646.7	2,408.5
Selling, general and administrative expenses(b)	1,194.8	1,129.9	1,047.6	943.3	938.7
Amortization of intangible assets	31.7	28.1	21.6	13.1	9.4
Loss on sale of product line (see Note 4)	2.4	—	—	—	—
Asset impairment charges	3.2	—	—	—	21.2
Restructuring charges	8.3	13.9	16.6	7.0	2.8
Operating income	692.1	632.7	496.1	403.5	323.0
Income from continuing operations, net of tax(e)	475.3	412.4	306.5	273.6	209.0
Basic earnings per share — continuing operations	3.10	2.67	1.92	1.68	1.26
Diluted earnings per share — continuing operations	3.05	2.61	1.88	1.64	1.21

Other data(a)
Depreciation and amortization	$130.3	$122.7	$115.1	$98.8	$90.4
Cash flow provided by operating activities(c)	600.3	650.5	429.2	266.2	308.8
Capital expenditures	(165.0)	(149.3)	(128.5)	(127.5)	(96.7)
Proceeds from the disposition of assets	0.4	3.9	2.5	0.7	2.2
Dividends declared per common share	0.74	0.66	0.58	0.50	0.42

Balance sheet data
Total assets(d)	$5,511.4	$5,128.5	$4,875.7	$4,051.5	$4,176.8
Third party long-term debt(d)	1,507.6	1,431.1	1,168.7	642.3	348.7
Total invested capital	4,108.7	3,794.1	3,623.3	2,931.6	3,007.9

(a)

Income statement data excludes discontinued operations. Other data is derived from the Statement of Cash Flows and therefore includes discontinued operations. For additional information, refer to Note 18, “Information on Business Segments.”

(b)	The Company’s defined benefit expense included recognition of pre-tax actuarial gains (losses) in each of the last five years as follows:

	2017	2016	2015	2014	2013
Pre-tax actuarial gains (losses)	$0.5	$(1.9)	$(8.6)	$(13.7)	$(5.2)
Portion in cost of products sold	0.4	(1.3)	(0.2)	(3.0)	(2.7)
Portion in selling, general and administrative expenses	0.1	(0.6)	(2.3)	(10.7)	(2.5)
Portion in discontinued operations	—	—	(6.1)	—	—

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

(e)	Includes an estimated net tax benefit of $25.7 million resulting from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.

>	Results of Operations: This section provides an analysis of our results of operations for each of the three years ended December 31, 2017, 2016 and 2015.

>

Liquidity and Capital Resources:    This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2017, 2016 and 2015. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2017, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

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

For the year ended December 31, 2017, net sales based on country of destination were:

(In millions)
United States	$4,492.2	85%
Canada	427.6	8
China	202.3	4
Other international	161.2	3
Total	$5,283.3	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, lean and flexible supply chains, a decentralized business model and a strong capital structure as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market continue to grow after the 2007-2009 recession, we expect the benefits of operating leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us to continue to achieve profitable organic growth.

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

We may be impacted by fluctuations in raw material, transportation costs, foreign exchange rates and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity improvements initiatives and price increases.

During the three years ended December 31, 2017, our net sales grew at a compounded annual rate of 7% as we benefited from an improving U.S. home products market, acquisitions, and growth in international markets. Operating income grew at a compounded annual rate of 18% with consolidated operating margins improving from 10% in 2014 to 13% in 2017. Growth in operating income was primarily due to higher sales volume, changes to our portfolio of businesses, control and leverage of our operating expenses and the benefits of productivity programs.

During 2017, the U.S. home products market grew due to increases in new home construction and repair and remodel activities. We believe new housing construction experienced 7.4% growth in 2017 compared to 2016 and spending for home repair and remodeling increased about 5%. In 2017, net sales grew 6% and operating income increased 9% due to higher sales volume primarily resulting from U.S. home products market growth, the acquisitions in our Plumbing segments, price increases to help mitigate cumulative raw material cost increases, the effect of favorable foreign exchange and productivity improvements.

During 2016, the U.S. home products market grew due to increases in new home construction and repair and remodel activities. We believe new housing construction experienced low double-digit growth in 2016 compared to 2015 and spending for home repair and remodeling increased about of 5%. In 2016, net sales grew 9% and operating income increased 28% due to higher sales volume primarily resulting from U.S. home products market growth, the acquisitions in our Cabinets and Plumbing segments, price increases to help mitigate cumulative raw material cost increases and the effect of unfavorable foreign exchange and productivity improvements.

In October 2017, we acquired Victoria +Albert, a UK-based premium brand of standalone bathtubs, sink, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing. The combined purchase price was approximately $125 million, net of cash acquired and deferred acquisition payments and subject to certain post-closing adjustments. We financed both of the acquisitions using cash on hand and borrowings under our existing credit facility. These transactions broadened our plumbing portfolio and enhanced future growth opportunities.

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

In May 2016, we acquired Riobel, a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”), our tool storage business which was included in our security segment for approximately $14 million in cash, subject to certain post-closing adjustments.

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

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December. There were certain transactions that resulted in net cash outflows of $38 million and $49 million as of December 31, 2017 and 2016, respectively, relating to payments made to third parties in the normal course of business during the period between the year-end of our wholly-owned subsidiaries and the Company’s year-end.

In October 2017, we acquired Victoria +Albert. In July 2017, we acquired Shaws. The financial results of both of the acquisitions were included in the Company’s consolidated balance sheets as of December 31, 2017 and in the Company’s consolidated statements of income and statements of cash flow beginning in October 2017 and July 2017, respectively. The results of operations are included in the Plumbing segment.

In September 2016, we acquired ROHL and in a related transaction, we acquired TCL Manufacturing Ltd., which gave us ownership of Perrin & Rowe and in May 2016, we acquired Riobel. The financial results of ROHL and Riobel were included in the Company’s consolidated balance sheets as of December 31, 2016 and 2017 and in the Company’s consolidated statements of income and statements of cash flow beginning in September 2016 and May 2016, respectively. The results of operations are included in the Plumbing segment.

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

The cash flows from discontinued operations for 2015 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2017 compared to the year ended December 31, 2016, and the year ended December 31, 2016 compared to the year ended December 31, 2015. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2017, 2016 and 2015

(In millions)	2017	% change	2016	% change	2015
Net Sales:
Cabinets	$2,467.1	2.9%	$2,397.8	10.3%	$2,173.4
Plumbing	1,720.8	12.1	1,534.4	8.5	1,414.5
Doors	502.9	6.3	473.0	7.7	439.1
Security	592.5	2.2	579.7	4.9	552.4
Total Fortune Brands	$5,283.3	6.0%	$4,984.9	8.9%	$4,579.4
Operating Income:
Cabinets	$267.2	3.6%	$257.8	34.0%	$192.4
Plumbing	363.6	11.4	326.3	14.3	285.4
Doors	74.5	20.4	61.9	40.7	44.0
Security	72.4	8.7	66.6	19.1	55.9
Corporate(a)	(85.6)	7.1	(79.9)	2.1	(81.6)
Total Fortune Brands	$692.1	9.4%	$632.7	27.5%	$496.1

(a)

Corporate expenses include the components of defined benefit plan expense (income) other than service cost which totaled (income) expense of $(4.7) million, $(0.6) million, and $(3.6) million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, Corporate expenses for the year ended December 31, 2015 includes $15.1 million of Norcraft transaction costs. There are no amounts that represent the elimination or reversal of transactions between reportable segments.

Certain items had a significant impact on our results in 2017, 2016 and 2015. These included the acquisitions of Victoria +Albert, Shaws, Riobel, ROHL, Perrin & Rowe and Norcraft, the disposition of Waterloo, defined benefit plan recognition of actuarial losses, restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2017, financial results included:

>	the benefit of the acquisitions in our Plumbing segment,

>

restructuring and other charges of $18.5 million before tax ($12.3 million after tax), primarily related to losses on disposal of inventory associated with exiting a product line in our Security segment and exiting a customer relationship in our Cabinets segment, as well as severance costs within our Security, Plumbing and Cabinets segments,

>	impairment charge of $7.0 million pertaining to a cost method investment in a development stage home products company due to other-than-temporary decline in its fair value,

>

the impact of foreign exchange primarily due to movement in the Canadian dollar, which had a favorable impact compared to 2016, of approximately $4 million on net sales, approximately $5 million on operating income and approximately $4 million on net income and

>	an estimated net tax benefit of $25.7 million resulting from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”).

In 2016, financial results included:

>	the benefit of the acquisitions in our Cabinets and Plumbing segments,

>

defined benefit plan recognition of actuarial losses, recorded in the Corporate segment, of $1.9 million ($1.3 million after tax) compared to $2.5 million ($1.6 million after tax) in 2015. The actuarial losses in 2016 were primarily due to the re-measurement relating to a retiree medical plan,

>

restructuring and other charges of $19.3 million before tax ($13.6 million after tax), primarily associated with severance costs and charges associated with the relocation of a manufacturing facility within our Security segment and

>

the impact of foreign exchange primarily due to movement in the Canadian dollar, which had an unfavorable impact compared to 2015, of approximately $27 million on net sales, approximately $6 million on operating income and approximately $6 million on net income.

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

>

the impact of foreign exchange primarily due to movement in the Canadian dollar, which had an unfavorable impact compared to 2014, of approximately $66 million on net sales, approximately $16 million on operating income and approximately $10 million on net income and

>	income from discontinued operations of $9.0 million, net of tax, which includes the after-tax gain associated with the sale of the Waterloo business.

2017 Compared to 2016

Total Fortune Brands

Net sales

Net sales increased $298.4 million, or 6.0%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products, new product introductions, the benefit from the acquisitions in our Plumbing segment and price increases to help mitigate cumulative raw material cost increases as well as the benefit from favorable foreign exchange of approximately $4 million. These benefits were partially offset by unfavorable mix, higher sales promotions, and sales rebates.

Cost of products sold

Cost of products sold increased $170.5 million, or 5.4%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and raw material cost increases, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $64.9 million, or 5.7%, due to higher employee-related costs and advertising costs as well as the impact of the acquisitions in our Plumbing segment.

Amortization of intangible assets

Amortization of intangible assets increased $3.6 million primarily due to the acquisitions in our Plumbing segment, partially offset by a decrease relating to a definite-lived customer relationship intangible in our Doors segment that was fully amortized during the second quarter of 2017.

Loss on sale of product line

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million as the result of this sale.

Asset impairment charges

Asset impairment charges of $3.2 million relate to our decision in the first quarter of 2017 to sell Field ID.

Restructuring charges

Restructuring charges of $8.3 million in 2017 primarily related to severance costs within our Security, Plumbing and Cabinets segments as well as charges associated with a plant relocation in our Cabinets segment. Restructuring charges of $13.9 million in 2016 primarily related to the severance costs and charges associated with the relocation of a manufacturing facility within our Security segment.

Operating income

Operating income increased $59.4 million or 9.4%. Operating income increased due to higher net sales, including the benefit from acquisitions in our Plumbing segment and productivity improvements. These benefits were partially offset by unfavorable mix, higher employee-related costs, raw material, labor inflation and advertising costs.

Interest expense

Interest expense of $49.4 million was $0.3 million higher as compared to last year primarily due to higher average interest rates which was partially offset by lower average borrowings and the absence of the write-off of debt issuance costs incurred in 2016.

Other (income) expense, net

Other (income) expense, net, was expense of $7.9 million in the twelve months ended December 31, 2017 compared to expense of $1.5 million in the twelve months ended December 31, 2016. The increase of $6.4 million was due to a $7.0 million impairment charge in 2017 pertaining to a cost method investment.

Income taxes

The effective income tax rates for 2017 and 2016 were 25.1% and 29.2% respectively. The 2017 effective income tax rate was favorably impacted by The Tax Cuts and Jobs Act of 2017, (the “Tax Act”).The effective income tax rates for 2017 and 2016 were favorably impacted by the tax benefit attributable to share-based compensation (ASU 2016-09) deduction ($23.9 million and $27.8 million, respectively), the Domestic Production Activity (Internal Revenue Code Section 199) deduction ($10.9 million and

$13.0 million, respectively) and favorable tax rates in foreign jurisdictions ($8.3 million and $7.6 million, respectively), offset by state and local taxes and increases to uncertain tax positions ($11.6 million and $13.2 million, respectively).

The Tax Act made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, generally providing for an exemption from federal income tax for dividends received from foreign subsidiaries, and imposing a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017. We have calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate based upon available information, limited timing and our understanding of the Tax Act, as well as the facts and guidance available at our assessment date of January 22, 2018. The Company has recorded a provisional net benefit of $25.7 million related to the Tax Act in the fourth quarter of 2017, the period in which it was enacted. This provisional amount includes an estimated reduction in the Company’s net deferred tax liabilities of $62.4 million resulting from the decrease in the federal income tax rate; an estimated deemed repatriation tax liability of $28.5 million; and an estimated net increase to our provision for taxes on foreign earnings not considered permanently reinvested of $8.2 million. The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, refinement of calculations due to additional analysis, changes in interpretations, assumptions made and additional guidance that may be issued. Any subsequent adjustment, related to the aforementioned, will be recorded in current tax expense when such analysis is completed or such guidance is issued.

Income from continuing operations

Net income from continuing operations was $475.3 million in 2017 compared to $412.4 million in 2016. The increase of $62.9 million was primarily due to higher operating income.

(Loss) income from discontinued operations

The loss from discontinued operations of $2.6 million in 2017 primarily related to the prior sale of the Waterloo tool storage business and Simonton window businesses. The income from discontinued operations of $0.8 million in 2016 included the effect of tax adjustments relating to the Waterloo business.

Results By Segment

Cabinets

Net sales increased $69.3 million, or 2.9%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions, price increases to help mitigate cumulative raw material cost increases and a $3 million benefit from favorable foreign exchange. These benefits were partially offset by unfavorable mix and higher sales promotions.

Operating income increased $9.4 million, or 3.6%, due to the increase in net sales and productivity improvements. These benefits were partially offset by unfavorable mix, higher employee-related costs, higher labor inflation and higher transportation costs.

Plumbing

Net sales increased $186.4 million, or 12.1%, due to higher sales volume driven by continuing improvement in the U.S. home products market and the benefit from new product introductions, higher sales in international markets, principally China, and the benefit from the acquisitions of Riobel, ROHL and Perrin & Rowe in 2016 as well as Shaws and Victoria +Albert in 2017. These benefits were partially offset by higher sales rebates.

Operating income increased $37.3 million, or 11.4%, due to higher net sales, productivity improvements and favorable mix as well as a $4 million benefit from favorable foreign exchange. These benefits were partially offset by employee-related costs, higher raw materials costs and higher advertising costs.

Doors

Net sales increased $29.9 million, or 6.3%, due to higher sales volume driven primarily by continuing improvement in the U.S. home products market and the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income increased $12.6 million, or 20.4%, due to higher net sales, the benefits from productivity improvements and leveraging sales on our existing fixed cost base.

Security

Net sales increased $12.8 million, or 2.2%, due to higher sales volume and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by the impact of our exiting of two product lines in our commercial distribution channel.

Operating income increased $5.8 million, or 8.7%, primarily due to the higher net sales, the benefits from productivity improvements, lower restructuring and other charges (approximately $6 million) relating to the completion in 2016 of a manufacturing facility relocation, favorable foreign exchange and the related cost savings resulting from the facility relocation.

Corporate

Corporate expenses increased by $5.7 million mainly due to the impairment of a long lived asset and recognition of an actuarial gain versus an actuarial loss in 2016 and higher defined benefit plan income during 2017 compared to 2016.

(In millions)	2017	2016
General and administrative expense	$(90.3)	$(80.9)
Defined benefit plan income	4.2	2.9
Defined benefit plan recognition of actuarial gains (losses)	0.5	(1.9)
Total Corporate expenses	$(85.6)	$(79.9)

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

Income taxes

The effective income tax rates for 2016 and 2015 were 29.2% and 33.4%, respectively. The effective income tax rates for 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($13.0 million and $12.5 million, respectively) and favorable tax rates in foreign jurisdictions ($7.6 million and $8.7 million, respectively), offset by state and local taxes and increases to uncertain tax positions ($13.2 million and $4.7 million, respectively). The 2016 effective income tax rate was favorably impacted by a tax benefit related to the adoption of ASU 2016-09, the new accounting guidance relating to share-based compensation ($27.8 million). The 2015 effective income tax rate was unfavorably impacted by $2.4 million related to nondeductible acquisition costs.

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

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities, availability under our credit facility and debt issuances in the capital markets. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2017, our Board of Directors increased the quarterly cash dividend by 11% to $0.20 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

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

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment and restatement of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as under the 2011 credit agreement. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On December 31, 2017 and December 31, 2016, our outstanding borrowings under these facilities were $615.0 million and $540.0 million, respectively. At December 31, 2017 and December 31, 2016, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of December 31, 2017, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote off prepaid debt issuance costs of approximately $1.3 million as of June 30, 2016. We retrospectively adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016, resulting in the reclassification of approximately $3 million of debt issuance costs from other current assets and other assets to long-term debt as of December 31, 2015. Adoption of this guidance did not impact the Company’s equity, results of operations or cash flows.

On December 8, 2017, our Board of Directors authorized the repurchase of up to $250 million of shares of our common stock over the two years ending December 8, 2019. As of December 31, 2017, total remaining available share repurchase authorization was $558.4 million which included amounts pursuant to the Board of Directors authorization on February 16, 2016 for the repurchase of up to $400.0 million of our common stock over the two years ended February 16, 2018. The share repurchase programs do not obligate us to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time. In 2017, we repurchased 3.4 million shares of our outstanding common stock under the Company’s share repurchase programs for $214.8 million.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million and $25.7 million in aggregate as of December 31, 2017 and 2016, respectively, of which zero were outstanding, as of December 31, 2017 and 2016. The weighted-average interest rates on these borrowings were zero, 1.5% and 1.0% in 2017, 2016 and 2015 respectively.

Acquisitions and divestitures in 2017, 2016 and 2015 include:

>

In October 2017, the Company acquired Victoria + Albert, a UK manufacturer of luxury freestanding tubs and basins. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks. The combined purchase price was approximately $125 million, net of cash acquired and deferred acquisition payments and subject to certain post-closing adjustments. The results of operations of the acquired companies are included in the Plumbing segment from the date of acquisitions. We financed the transactions using cash on hand and borrowings under our existing credit facility.

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

>

In May 2015, we acquired Norcraft, a leading manufacturer of kitchen and bathroom cabinetry, for a purchase price of $648.6 million. We financed this transaction using cash on hand and borrowings under our existing credit facility.

In 2017, we invested approximately $40 million in incremental capacity to support long-term growth potential. We expect capital spending in 2018 to be in the range of $150 to $160 million.

On December 31, 2017, we had cash and cash equivalents of $323.0 million, of which $260.5 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our businesses. We typically generate most of our operating cash flow in the third and fourth quarters of each year.

In June 2015, we issued $900 million of Senior Notes in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2017, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $892.6 million.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2017, 2016 and 2015.

(In millions)	2017	2016	2015
Net cash provided by operating activities	$600.3	$650.5	$429.2
Net cash used in investing activities	(287.7)	(385.1)	(766.6)
Net cash (used in) provided by financing activities	(250.1)	(250.4)	398.8
Effect of foreign exchange rate changes on cash	9.0	(2.0)	(14.8)
Net increase in cash and cash equivalents	$71.5	$13.0	$46.6

Net cash provided by operating activities was $600.3 million in 2017 compared to $650.5 million in 2016 and $429.2 million in 2015. The $50.2 million decrease in cash provided by operating activities from 2017 to 2016 was primarily due to higher build in working capital, primarily driven by higher inventory purchases in 2017, partially offset by a higher net income. The $221.3 million increase in cash provided by operating activities from 2015 to 2016 was primarily due to a reduction in working capital in 2016 compared to 2015 and higher net income.

Net cash used in investing activities was $287.7 million in 2017 compared to $385.1 million in 2016 and $766.6 million in 2015. The decrease of $97.4 million from 2016 to 2017 was primarily due lower cost of acquisitions of $115.1 million, partially offset by $15.7 million of higher capital expenditures. The decrease of $381.5 million from 2015 to 2016 was primarily due the decrease in cost of acquisitions of $413.1 million, partially offset by $20.8 million of higher capital spending.

Net cash used in financing activities was $250.1 million in 2017 compared to net cash used in financing activities of $250.4 million in 2016 and net cash provided by in financing activities of $398.8 million in 2015. The change of $649.2 million in 2016 compared to 2015 was primarily due to $372.8 million of higher share repurchases and lower net borrowings of $240.8 million.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2017, 2016 and 2015, we contributed $28.4 million, zero and $2.3 million, respectively, to qualified pension plans. In 2018, we expect to make pension contributions of approximately $12.8 million. As of December 31, 2017, the fair value of our total pension plan assets was $656.6 million, representing funding of 79% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom, France, Australia and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2017.

(In millions)	Payments Due by Period as of December 31, 2017

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$1,507.6	$—	$398.3	$615.0	$494.3
Interest payments on long-term debt(a)	238.0	49.0	91.0	48.0	50.0
Operating leases	158.2	31.0	47.6	28.9	50.7
Purchase obligations(b)	397.3	371.3	21.1	2.9	2.0
Deferred acquisition payments(c)	33.0	13.7	19.3	—	—
Defined benefit plan contributions(d)	12.9	12.9	—	—	—
Total	$2,347.0	$477.9	$577.3	$694.8	$597.0

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2017.

(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.

(c)

In addition to deferred acquisition payments relating to Victoria + Albert and Shaws, the acquisition of Victoria + Albert includes certain payments up to $9.6 million that are contingent on continued employment for one year after the acquisition date.

(d)	Pension and postretirement contributions cannot be determined beyond 2018.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $87.5 million of unrecognized tax benefits as of December 31, 2017 have been excluded from the Contractual Obligations table above. In addition, we are still evaluating our options regarding the timing of the payment of the deemed repatriation tax liability resulting from the Tax Act. Therefore we have excluded the provisional $28.5 million deemed repatriation tax liability from the Contractual Obligations table above. See Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2017. Other corporate commercial commitments include standby letters of credit of $42.9 million, in the aggregate, all of which expire in less than one year, and surety bonds of $5.1 million, of which $5.0 million matures in less than 1 year and $0.1 million matures in 1-3 years. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

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

Deferred currency gains/(losses) of $0.4 million, (3.5) million and $3.6 million (before tax impact) were reclassified into earnings for the year ended December 31, 2017, 2016 and 2015, respectively. Based on foreign exchange rates as of December 31, 2017, we estimate that $3.0 million of net currency derivative losses included in OCI as of December 31, 2017 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. Our key considerations pursuant to ASU 2014-09 during the assessment period were the control of goods (i.e., timing of revenue recognition), separate performance obligations and customer rights of return (i.e., the reclassification on the balance sheet of the customer rights of return from accounts receivable to a refund liability as well as the recognition of a corresponding asset). We will adopt the new standard using the modified retrospective method beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

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

Clarifying Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In May 2017, the FASB issued ASU 2017-05 that clarifies the scope and application of various standards for the sale of nonfinancial assets (e.g. PP&E including real estate, intangible assets, materials and supplies). The standard distinguishes between a sale to customer vs non-customer. Sales to customers are in scope of the new revenue standard. It also clarifies a derecognition model for nonfinancial assets that do not represent a business. We will adopt the new standard beginning January 1, 2018 consistent with the effective date for the new revenue recognition standard. The adoption of this standard will not have a material effect on our financial statements.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Companies will present the other components (i.e., amortization of prior service cost/credits, interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. We will retrospectively adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows and this has resulted in diversity in cash flows presentation. We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). We will adopt the new standard beginning January 1, 2018 using a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). The adoption of this standard will not have a material effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. We will retrospectively adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 that amends current hedge accounting model. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item (which is consistent with our current practice). The change in fair value for qualifying cash flow and net investment hedges will be included in Other comprehensive income (until they are reclassified into the income statement). The standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard is effective as of January 1, 2019 and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $3.3 million and $7.4 million as of December 31, 2017 and 2016, respectively.

Inventories

Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $45.0 million and $36.4 million as of December 31, 2017 and 2016, respectively.

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

For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference, if any.

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

In 2017, 2016 and 2015, we did not record any asset impairment charges in operating income associated with goodwill or indefinite-lived intangible assets. As of December 31, 2017, the fair value of two tradenames in the Cabinets segment exceeded their carrying values by less than 10%. Accordingly, a reduction in the estimated fair value of these tradenames could trigger an impairment. As of December 31, 2017, the total carrying value of these tradenames was $217.8 million.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2017 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. Benefit accruals under all other defined benefit pension plans were frozen as of December 31, 2016.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial (gains) losses was $(0.5) million, $1.9 million and $2.5 million in 2017, 2016 and 2015, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $67.4 million as of December 31, 2017, compared to $73.4 million as of December 31, 2016.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2017 and 2016 was 6.4% and 6.6%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2017 and 2016 was 3.8% and 4.3%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2017, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.1% for pre-65 retirees and 8.4% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2026. As of December 31, 2016, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.3% for pre-65 retirees and 8.2% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2026.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2017	2016	2015
Total pension expense	$(2.5)	$6.8	$8.0
Actuarial loss component of expense above	0.9	—	2.9
Total postretirement income	(6.5)	(11.3)	(13.2)
Actuarial (gain) loss component of expense above	(1.4)	1.9	(0.4)
Amortization of prior service credit component of expense above	(5.1)	(13.5)	(13.5)

The actuarial gains in 2017 were principally due to normal re-measurement of prior year defined benefit plan liabilities. The actuarial losses in 2016 were principally due to the re-measurement relating to a retiree medical plan. The actuarial losses in 2015 were due to lower asset returns, partially offset by higher discount rates. Discount rates in 2017 used to determine benefit obligations decreased by an average of 50 basis points for pension benefits. Discount rates for postretirement benefits remained the same in 2017. Discount rates in 2016 used to determine benefit obligations decreased by an average of 30 basis points for pension benefits and an average of 70 basis points for postretirement benefits. Discount rates in 2015 used to determine benefit obligations increased by an average of 40 basis points for pension benefits and an average of 50 basis points for postretirement benefits. The changes in discount rates was due to changes in interest rates for the bond portfolio that comprises our spot-rate yield curve. Our spot-rate yield curve is based on high quality bond interest rates. Our actual return on plan assets in 2017 was 16.3% compared to an actuarial assumption of an average 6.4% expected return. Our actual return on plan assets in 2016 was 10.0% compared to an actuarial assumption of an average 6.6% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $27 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.6 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2017, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $87.5 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $1.5 million to $21.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued regarding the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have calculated and included our best estimate of the impact of the Tax Act in our year end income tax provision. In accordance with our understanding of the Tax Act and guidance available, a provisional net tax benefit of $25.7 million was recorded in the fourth quarter of 2017. This provisional amount includes a tax benefit of $62.4 million due to the remeasurement of the Company’s net deferred tax liabilities, tax expense on deemed repatriation of foreign earnings of $28.5 million and tax expense of $8.2 million on foreign earnings not considered permanently reinvested. The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, refinement of calculations due to additional analysis, changes in interpretations, assumptions made and additional guidance that may be issued. Any subsequent adjustment, related to the aforementioned, will be recorded in current tax expense when such analysis is completed or such guidance is issued.

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

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2017, eleven such instances have not been dismissed, settled or otherwise resolved. In 2017, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2017 and 2016, we had accruals of $0.7 million and $1.0 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

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

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2017, would be $6.2 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.0 million at December 31, 2017. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2017	2016	2015
NET SALES	$5,283.3	$4,984.9	$4,579.4
Cost of products sold	3,350.8	3,180.3	2,997.5
Selling, general and administrative expenses	1,194.8	1,129.9	1,047.6
Amortization of intangible assets	31.7	28.1	21.6
Loss on sale of product line (see Note 4)	2.4	—	—
Asset impairment charges	3.2	—	—
Restructuring charges	8.3	13.9	16.6
OPERATING INCOME	692.1	632.7	496.1
Interest expense	49.4	49.1	31.9
Other expense, net	7.9	1.5	4.3
Income from continuing operations before income taxes	634.8	582.1	459.9
Income taxes	159.5	169.7	153.4
Income from continuing operations, net of tax	475.3	412.4	306.5
(Loss) income from discontinued operations, net of tax	(2.6)	0.8	9.0
NET INCOME	472.7	413.2	315.5
Less: Noncontrolling interests	0.1	—	0.5
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$472.6	$413.2	$315.0
BASIC EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$3.10	$2.67	$1.92
Discontinuing operations	(0.02)	0.01	0.05
Net income attributable to Fortune Brands common shareholders	$3.08	$2.68	$1.97
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$3.05	$2.61	$1.88
Discontinuing operations	(0.02)	0.01	0.05
Net income attributable to Fortune Brands common shareholders	$3.03	$2.62	$1.93

Basic average number of shares outstanding	153.2	154.3	159.5
Diluted average number of shares outstanding	155.8	157.8	163.0
Dividends declared per common share	$0.74	$0.66	$0.58

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2017	2016	2015
NET INCOME	$472.7	$413.2	$315.5
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	33.8	(14.7)	(44.3)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains arising during period	(1.8)	(6.7)	6.8
Less: reclassification adjustment for losses (gains) included in net income	(0.9)	3.5	(3.6)
Unrealized (losses) gains on derivatives	(2.7)	(3.2)	3.2
Defined benefit plans:
Prior service credit (cost) arising during period	—	12.1	(0.1)
Prior service credit (cost) recognition due to settlement and curtailment	—	0.1	(1.0)
Net actuarial gain (loss) arising during period	6.2	(1.9)	6.3
Less: amortization of prior service credit included in net periodic pension cost	(5.1)	(13.5)	(13.4)
Defined benefit plans	1.1	(3.2)	(8.2)
Other comprehensive income (loss), before tax	32.2	(21.1)	(49.3)
Income tax benefit (expense) related to items of other comprehensive income(a)	0.5	1.7	3.5
Other comprehensive income (loss), net of tax	32.7	(19.4)	(45.8)
COMPREHENSIVE INCOME	505.4	393.8	269.7
Less: comprehensive income attributable to noncontrolling interest	—	—	0.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$505.4	$393.8	$269.2

(a)

Income tax benefit (expense) on unrealized (losses) gains on derivatives of $0.9 million, $0.5 million and $(0.5) million and on defined benefit plans of $(0.4) million, $1.2 million and $4.0 million in 2017, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$323.0	$251.5
Accounts receivable less allowances for discounts, doubtful accounts and returns	555.3	550.7
Inventories	580.8	531.1
Other current assets	142.6	111.9
TOTAL CURRENT ASSETS	1,601.7	1,445.2
Property, plant and equipment, net of accumulated depreciation	740.0	662.5
Goodwill	1,912.0	1,833.8
Other intangible assets, net of accumulated amortization	1,162.4	1,107.0
Other assets	95.3	80.0
TOTAL ASSETS	$5,511.4	$5,128.5
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	428.8	393.8
Other current liabilities	478.0	449.0
TOTAL CURRENT LIABILITIES	906.8	842.8
Long-term debt	1,507.6	1,431.1
Deferred income taxes	166.8	163.5
Accrued defined benefit plans	175.9	216.2
Other non-current liabilities	153.2	111.9
TOTAL LIABILITIES	2,910.3	2,765.5
Commitments (Note 17) and Contingencies (Note 22)
Equity
Common stock(a)	1.7	1.7
Paid-in capital	2,724.9	2,653.8
Accumulated other comprehensive loss	(39.2)	(71.9)
Retained earnings	1,174.2	814.6
Treasury stock	(1,262.1)	(1,036.7)
TOTAL FORTUNE BRANDS EQUITY	2,599.5	2,361.5
Noncontrolling interests	1.6	1.5
TOTAL EQUITY	2,601.1	2,363.0
TOTAL LIABILITIES AND EQUITY	$5,511.4	$5,128.5

(a)	Common stock, par value $0.01 per share, 179.8 million shares and 177.7 million shares issued at December 31, 2017 and 2016, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$472.7	$413.2	$315.5
Non-cash expense (income):
Depreciation	98.6	94.6	93.5
Amortization of intangibles	31.7	28.1	21.6
Stock-based compensation	43.0	32.0	27.6
Restructuring charges	—	(0.1)	1.0
Loss (gain) on sale of property, plant and equipment	0.9	1.2	(0.5)
Loss on sale of product line	2.4	—	—
Loss on sale of discontinued operation	—	—	16.7
Asset impairment charges	15.3	—	—
Recognition of actuarial (gains) losses	(0.5)	1.9	8.6
Deferred taxes	(18.7)	(25.8)	(13.6)
Amortization of deferred financing costs	2.0	3.6	0.6
Changes in assets and liabilities including effects subsequent to acquisitions:
Decrease (increase) in accounts receivable	1.0	(39.1)	(6.9)
(Increase) decrease in inventories	(24.8)	52.4	(69.8)
Increase (decrease) in accounts payable	24.0	57.6	(16.0)
(Increase) decrease in other assets	(28.3)	10.7	(24.4)
(Decrease) increase in accrued taxes	(24.4)	0.3	6.7
Increase in accrued expenses and other liabilities	5.4	19.9	68.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	600.3	650.5	429.2
INVESTING ACTIVITIES
Capital expenditures(a)	(165.0)	(149.3)	(128.5)
Proceeds from the disposition of assets	0.4	3.9	2.5
Proceeds from sale of product line	1.5	—	—
Proceeds from sale of discontinued operation	—	—	12.2
Cost of acquisitions, net of cash acquired	(124.6)	(239.7)	(652.8)
NET CASH USED IN INVESTING ACTIVITIES	(287.7)	(385.1)	(766.6)
FINANCING ACTIVITIES
(Decrease) increase in short-term debt	—	(1.1)	0.8
Issuance of long-term debt	640.0	1,065.0	1,748.9
Repayment of long-term debt	(565.0)	(805.0)	(1,250.0)
Proceeds from the exercise of stock options	28.5	25.5	28.9
Excess tax benefit from the exercise of stock-based compensation	—	—	30.7
Employee withholding taxes paid related to stock-based compensation	(10.6)	(10.1)	(18.1)
Deferred acquisition payments	(17.9)	—	—
Dividends to stockholders	(110.3)	(98.2)	(89.5)
Treasury stock purchases	(214.8)	(424.5)	(51.7)
Other financing activities, net	—	(2.0)	(1.2)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(250.1)	(250.4)	398.8
Effect of foreign exchange rate changes on cash	9.0	(2.0)	(14.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$71.5	$13.0	$46.6
Cash and cash equivalents at beginning of year	$251.5	$238.5	$191.9
Cash and cash equivalents at end of year	$323.0	$251.5	$238.5
Cash paid during the year for:
Interest	$44.4	$43.7	$26.0
Income taxes paid directly to taxing authorities	169.7	172.1	102.2
Income taxes (received from) paid to Fortune Brands, Inc.	—	(0.6)	2.0
Dividends declared but not paid	30.4	27.6	25.6

(a)	Capital expenditures of $17.2 million, $11.9 million and $20.0 million that have not been paid as of December 31, 2017, 2016 and 2015, respectively, were excluded from the Statement of Cash Flows.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$1.7	$2,517.3	$(6.7)	$279.5	$(532.3)	$3.6	$2,263.1
Comprehensive income:
Net income	—	—	—	315.0	—	0.5	315.5
Other comprehensive (loss) income	—	—	(45.8)	—	—	—	(45.8)
Stock options exercised	—	28.9	—	—	—	—	28.9
Stock-based compensation	—	27.6	—	—	(18.1)	—	9.5
Tax benefit on exercise of stock options	—	28.4	—	—	—	—	28.4
Treasury stock purchase	—	—	—	—	(51.7)	—	(51.7)
Dividends ($0.58 per Common share)	—	—	—	(92.9)	—	—	(92.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	413.2	—	—	413.2
Other comprehensive (loss) income	—	—	(19.4)	—	—	—	(19.4)
Stock options exercised	—	25.5	—	—	—	—	25.5
Stock-based compensation	—	32.0	—	—	(10.1)	—	21.9
Treasury stock purchase	—	—	—	—	(424.5)	—	(424.5)
Dividends ($0.66 per Common share)	—	—	—	(100.2)	—	—	(100.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Other (See Note 10)	—	(5.9)	—	—	—	—	(5.9)
Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	472.6	—	0.1	472.7
Other comprehensive income (loss)	—	—	32.7	—	—	—	32.7
Stock options exercised	—	28.5	—	—	—	—	28.5
Stock-based compensation	—	42.6	—	—	(10.6)	—	32.0
Treasury stock purchase	—	—	—	—	(214.8)	—	(214.8)
Dividends ($0.74 per Common share)	—	—	—	(113.0)	—	—	(113.0)
Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1

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

Basis of Presentation    The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December. In December 2017 and 2016, there were certain transactions that resulted in approximately $38 million and $49 million of net cash outflows, respectively, relating to payments made to third parties in the normal course of business during the period between the year-end of our wholly-owned subsidiaries and the Company’s year-end.

In October 2017, we acquired Victoria +Albert, a UK-based premium brand of standalone bathtubs, sink, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories in partnership with Perrin & Rowe. The financial results of both of the acquisitions were included in the Company’s consolidated balance sheets as of December 31, 2017 and in the Company’s consolidated statements of income and statements of cash flow beginning in October 2017 and July 2017, respectively.

In September 2016, we acquired ROHL LLC (“ROHL”) and in a related transaction, we acquired TCL Manufacturing which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), and in May 2016, we acquired Riobel Inc (“Riobel”). The financial results of ROHL, Perrin & Rowe and Riobel were included in the Company’s consolidated balance sheets as of December 31, 2017 and 2016, and in the Company’s consolidated statements of income and statements of cash flow beginning in September 2016 and May 2016, respectively.

In September 2015, we completed the sale of Waterloo Industries, Inc. (“Waterloo”). In accordance with Accounting Standards Codification (“ASC”) requirements, the results of operations of Waterloo through the date of sale, were classified and separately stated as discontinued operations in the accompanying consolidated statements of income for 2015.

In May 2015, we acquired Norcraft Companies, Inc. (“Norcraft”). The financial results of Norcraft were included in the Company’s consolidated statements of income and statements of cash flow beginning in May 2015 and the consolidated balance sheets as of December 31, 2017 and 2016.

The cash flows from discontinued operations for 2017, 2016 and 2015 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $3.3 million and $7.4 million as of December 31, 2017 and 2016, respectively.

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

We also use the last-in, first-out (“LIFO”) inventory method in those product groups in which metals inventories comprise a significant portion of our inventories. LIFO inventories at December 31, 2017 and 2016 were $245.6 million (with a current cost of $259.3 million) and $235.5 million (with a current cost of $244.4 million), respectively.

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

During 2017, we recorded an impairment of $5.1 million related to a long lived asset to be disposed of in selling, general and administrative expenses.

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

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference, if any.

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

Defined Benefit Plans    We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2017 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. Benefit accruals under all other defined benefit pension plans were frozen as of December 31, 2016.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2017, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $87.5 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $1.5 million to $21.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued regarding the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”). In accordance with SAB 118, we have calculated and included our best estimate of the impact of the Tax Act in our year end income tax provision. In accordance with our understanding of the Tax Act and guidance available, a provisional net tax benefit of $25.7 million was recorded in the fourth quarter of 2017. This provisional amount includes a tax benefit of $62.4 million due to the remeasurement of the Company’s net deferred tax liabilities, tax expense on deemed repatriation of foreign earnings of $28.5 million and tax expense of $8.2 million on foreign earnings not considered permanently reinvested. The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, refinement of calculations due to additional analysis, changes in interpretations, assumptions made and additional guidance that may be issued. Any subsequent adjustment, related to the aforementioned, will be recorded in current tax expense when such analysis is completed or such guidance is issued.

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

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either “net sales” or the category “selling, general and administrative expenses” at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in “net sales” and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials and media production costs. The costs included in the “selling, general and administrative expenses” category were $62.4 million, $44.1 million and $43.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $204.7 million, $197.0 million and $184.6 million in 2017, 2016 and 2015, respectively.

Advertising costs, which amounted to $233.2 million, $199.1 million and $195.4 million in 2017, 2016 and 2015, respectively, are principally expensed as incurred. Advertising costs include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $65.6 million, $52.5 million and $63.2 million in 2017, 2016 and 2015, respectively. Advertising costs recorded in selling, general and administrative expenses were $167.6 million, $146.6 million and $132.2 million in 2017, 2016 and 2015, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $50.7 million, $53.1 million and $48.7 million in 2017, 2016 and 2015, respectively, are expensed as incurred.

Stock-based Compensation    Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance share award is based on the average of the high and low share prices on the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the average of the high and low share prices on the date of grant. See Note 13, “Stock-Based Compensation,” for additional information.

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

Deferred currency gains/(losses) of $0.4 million, $(3.5) million and $3.6 million (before tax impact) were reclassified into earnings for the year ended December 31, 2017, 2016 and 2015, respectively. Based on foreign exchange rates as of December 31, 2017, we estimate that $3.0 million of net currency derivative losses included in AOCI as of December 31, 2017 will be reclassified to earnings within the next twelve months.

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

During 2016, the FASB issued certain amendments to the standard relating to the principal versus agent guidance, accounting for licenses of intellectual property and identifying performance obligations as well as the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. The effective date and transition requirements for these amendments are the same as those of the original ASU. Our key considerations pursuant to ASU 2014-09 during the assessment period were the control of goods (i.e., timing of revenue recognition), separate performance obligations and customer rights of return (i.e., the reclassification on the balance sheet of the customer rights of return from accounts receivable to a refund liability as well as the recognition of a corresponding asset). We will adopt the new standard using the modified retrospective method beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

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

Clarifying Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In May 2017, the FASB issued ASU 2017-05 that clarifies the scope and application of various standards for the sale of nonfinancial assets (e.g. PP&E including real estate, intangible assets, materials and supplies). The standard distinguishes between a sale to customer vs non-customer. Sales to customers are in scope of the new revenue standard. It also clarifies a derecognition model for nonfinancial assets that do not represent a business. We will adopt the new standard beginning January 1, 2018 consistent with the effective date for the new revenue recognition standard. The adoption of the standard will not have a material effect on our financial statements.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Companies will present the other components (i.e., amortization of prior service cost/credits, interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. We will retrospectively adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows and this has resulted in diversity in cash flows presentation. We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). We will adopt the new standard beginning January 1, 2018 using a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). The adoption of this standard will not have a material effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. We will retrospectively adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. We will adopt the new standard beginning January 1, 2018. The adoption of this standard will not have a material effect on our financial statements.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 that amends current hedge accounting model. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item (which is consistent with our current practice). The change in fair value for qualifying cash flow and net investment hedges will be included in Other comprehensive income (until they are reclassified into the income statement). The standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard is effective as of January 1, 2019 and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

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

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2017	2016
Inventories:
Raw materials and supplies	$224.9	$207.6
Work in process	58.3	55.9
Finished products	297.6	267.6
Total inventories	$580.8	$531.1

Property, plant and equipment:
Land and improvements	$58.7	$57.0
Buildings and improvements to leaseholds	464.1	429.4
Machinery and equipment	1,167.5	1,079.8
Construction in progress	90.1	64.5
Property, plant and equipment, gross	1,780.4	1,630.7
Less: accumulated depreciation	1,040.4	968.2
Property, plant and equipment, net of accumulated depreciation	$740.0	$662.5

Other current liabilities:
Accrued salaries, wages and other compensation	$105.9	$112.6
Accrued customer programs	142.8	129.3
Accrued taxes	61.4	46.3
Dividends payable	30.4	27.6
Other accrued expenses	137.5	133.2
Total other current liabilities	$478.0	$449.0

4.    Acquisitions and Dispositions

In October 2017, we acquired Victoria + Albert, a UK manufacturer of luxury freestanding tubs and basins. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories in partnership with Perrin &

Rowe. The total combined purchase price was approximately $125 million, net of cash acquired and deferred acquisition payments and subject to certain post-closing adjustments. Net sales and operating income in the twelve months ended December 31, 2017 from these acquisitions were not material to the Company. We financed the transactions using cash on hand and borrowings under our existing credit facility. The results of the operations are included in the Plumbing segment from the date of acquisition. We do not expect any portion of goodwill to be deductible for income tax purposes.

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million and a pre-tax impairment charge to write down the long-lived assets included in this disposal group to fair value of $3.2 million as a result of this sale (See Note 7). The estimated tax expense on the sale was insignificant. Field ID did not qualify for presentation as a discontinued operation in our financial statements.

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

In the twelve months ended December 31, 2017, the loss on discontinued operations is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

6.    Goodwill and Identifiable Intangible Assets

We had goodwill of $1,912.0 million and $1,833.8 million as of December 31, 2017 and 2016, respectively. The increase of $78.2 million was primarily due to the acquisitions of Shaws and Victoria + Albert . The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Balance at December 31, 2015(a)	$937.7	$578.6	$143.0	$96.0	$1,755.3
2016 translation adjustments	0.8	(2.3)	—	0.3	(1.2)
Acquisition-related adjustments	(14.2)	93.9	—	—	79.7
Balance at December 31, 2016(a)	$924.3	$670.2	$143.0	$96.3	$1,833.8
2017 translation adjustments	2.0	3.3	—	1.2	6.5
Acquisition-related adjustments	—	71.7	—	—	71.7
Balance at December 31, 2017(a)	$926.3	$745.2	$143.0	$97.5	$1,912.0

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had identifiable intangible assets, principally tradenames, of $1,162.4 million and $1,107.0 million as of December 31, 2017 and 2016, respectively. The $88.2 million increase in gross identifiable intangible assets was primarily due to acquisition-related adjustments in our Plumbing segment (See Note 4) as well as foreign translation adjustments, partially offset by impairment charges during the first quarter of 2017 related to our decision to sell Field ID (See Note 4 and 7).

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2017 and 2016 were as follows:

	As of December 31, 2017			As of December 31, 2016
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$709.9	$—	$709.9	$671.8	$—	$671.8
Amortizable intangible assets
Tradenames	15.7	(9.9)	5.8	15.8	(7.3)	8.5
Customer and contractual relationships	663.8	(232.0)	431.8	611.9	(203.1)	408.8
Patents/proprietary technology	60.2	(45.3)	14.9	61.9	(44.0)	17.9
Total	739.7	(287.2)	452.5	689.6	(254.4)	435.2
Total identifiable intangibles	$1,449.6	$(287.2)	$1,162.4	$1,361.4	$(254.4)	$1,107.0

Amortizable intangible assets, principally tradenames and customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 2 to 20 years, based on the assessment of a number of factors that may impact useful life. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. We expect to record intangible amortization of approximately $33 million in 2018, $30 million in 2019, $30 million in 2020, $30 million in 2021, and $29 million in 2022.

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

In 2017, 2016 and 2015, we did not record any asset impairment charges associated with goodwill or indefinite-lived intangible assets. As of December 31, 2017, the fair value of two tradenames in the Cabinets segment exceeded their carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of these tradenames could trigger an impairment. As of December 31, 2017, the total carrying value of these tradenames was $217.8 million. Factors influencing our fair value estimates of the tradenames are described in the following paragraph.

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

7.    Asset Impairment Charges

In January 2017, we committed to a plan to sell Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. In accordance with FASB Accounting Standards Codification (“ASC”) 360, as a result of our decision to sell, during the first quarter of 2017 we recorded $3.2 million of pre-tax impairment charges to write down the long-lived assets included in this disposal group to fair value, based upon their estimated fair value less cost to sell. These charges consisted of approximately $3.0 million for definite-lived intangible assets and $0.2 million for fixed assets. We completed the sale of Field ID in April 2017.

8.    External Debt and Financing Arrangements

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment and restatement of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On December 31, 2017 and 2016, our outstanding borrowings under these facilities were $615.0 million and $540.0 million, respectively. At December 31, 2017 and 2016, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of December 31, 2017, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote-off prepaid debt issuance costs of approximately $1.3 million as of June 30, 2016.

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2017 and 2016, the outstanding amount of the Senior Notes, net of underwriting commissions and price discounts, was $892.6 million and $891.1 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate, of which zero were outstanding, as of December 31, 2017 and 2016. The weighted-average interest rates on these borrowings were zero, 1.5% and 1.0% in 2017, 2016 and 2015 respectively.

The components of external long-term debt were as follows:

(In millions)	2017	2016
$400 million unsecured senior note due June 2020	$398.3	$397.6
$500 million unsecured senior note due June 2025	494.3	493.5
$1,250 million revolving credit agreement due June 2021	615.0	540.0
Total debt	1,507.6	1,431.1
Less: current portion	—	—
Total long-term debt	$1,507.6	$1,431.1

Senior Notes payments during the next five years as of December 31, 2017 are zero in 2018 through 2019, $400 million in 2020 and zero in 2021 through 2022.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2017.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2017 and 2016.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The effective portions of cash flow hedges are reported in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the statement of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2017 was $282.8 million, representing a net settlement liability of $4.8 million. Based on foreign exchange rates as of December 31, 2017, we estimate that $3.0 million of net foreign currency derivative losses included in OCI as of December 31, 2017 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2017 and 2016 were:

		Fair Value

(In millions)	Location	2017	2016
Assets:
Foreign exchange contracts	Other current assets	$0.8	$2.8
Commodity contracts	Other current assets	0.2	—
Net investment hedges	Other current assets	—	0.6
	Total assets	$1.0	$3.4
Liabilities:
Foreign exchange contracts	Other current liabilities	$5.6	$2.9
Net investment hedges	Other current liabilities	0.8	0.2
	Total liabilities	$6.4	$3.1

The effects of derivative financial instruments on the consolidated statements of income in 2017, 2016 and 2015 were:

(In millions)	Gain (Loss) Recognized in Income

Type of hedge	Location	2017	2016	2015
Cash flow	Cost of products sold	$0.9	$(3.5)	$3.6
Fair value	Other (income) expense, net	(2.0)	2.0	8.2
Total		$(1.1)	$(1.5)	$11.8

The effective portion of cash flow hedges recognized in other comprehensive income were net losses of $(1.8) million and $(6.7) million in 2017 and 2016, respectively. In the years ended December 31, 2017, 2016 and 2015, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

10.    Fair Value Measurements

The carrying value and fair value of debt as of December 31, 2017 and 2016 were as follows:

(In millions)	December 31, 2017		December 31, 2016

	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$615.0	$615.0	$540.0	$540.0
Senior Notes, net of underwriting commissions and price discounts	892.6	926.3	891.1	919.2

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

The estimated fair value of our Senior Notes is determined primarily using broker quotes, which are level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 were as follows:

(In millions)	Fair Value

	2017	2016
Assets:
Derivative asset financial instruments (level 2)	$1.0	$3.4
Deferred compensation program assets (level 2)	7.5	4.5
Total assets	$8.5	$7.9
Liabilities:
Derivative liability financial instruments (level 2)	$6.4	$3.1

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

11.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2017 and 2016 were as follows:

	Common Shares		Treasury Shares

	2017	2016	2017	2016
Balance at the beginning of the year	153,412,050	159,906,032	24,305,930	15,293,877
Stock plan shares issued	2,068,746	2,518,071	—	—
Shares surrendered by optionees	(180,537)	(204,538)	180,537	204,538
Common stock repurchases	(3,393,462)	(8,807,515)	3,393,462	8,807,515
Balance at the end of the year	151,906,797	153,412,050	27,879,929	24,305,930

In December 2017, our Board of Directors increased the quarterly cash dividend by 11% to $0.20 per share of our common stock.

The Company has 60 million authorized shares of preferred stock, par value $0.01 per share. At December 31, 2017, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2017, we repurchased approximately 3.4 million shares of outstanding common stock under the Company’s share repurchase program at a cost of $214.8 million. As of December 31, 2017, the

Company’s total remaining share repurchase authorization under the remaining program was approximately $558.4 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12.    Accumulated Other Comprehensive (Loss) Income

The reclassifications out of accumulated other comprehensive (loss) income for the year ended December 31, 2017 and 2016 were as follows:

(In millions)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Consolidated Statements of Income

	2017	2016
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.4	$(3.5)	Cost of products sold
Commodity contracts	0.5	—	Cost of products sold
	0.9	(3.5)	Total before tax
	(0.1)	—	Tax expense
	$0.8	$(3.5)	Net of tax
Defined benefit plan items
Amortization of prior service cost	$5.1	$13.5	(a)
Recognition of actuarial gains (losses)	0.5	(1.9)	(a)
	5.6	11.6	Total before tax
	(2.0)	(4.3)	Tax expense
	$3.6	$7.3	Net of tax
Total reclassifications for the period	$4.4	$3.8	Net of tax

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 14, “Defined Benefit Plans,” for additional information.

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$31.0	$(0.6)	$(37.1)	$(6.7)
Amounts classified into accumulated other comprehensive (loss) income	(44.3)	4.5	(1.4)	(41.2)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	(1.8)	(2.8)	(4.6)
Net current period other comprehensive (loss) income	(44.3)	2.7	(4.2)	(45.8)
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive (loss) income	(14.7)	(6.2)	5.3	(15.6)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	3.5	(7.3)	(3.8)
Net current period other comprehensive (loss) income	(14.7)	(2.7)	(2.0)	(19.4)
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive (loss) income	33.8	(1.0)	4.3	37.1
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	(0.8)	(3.6)	(4.4)
Net current period other comprehensive (loss) income	33.8	(1.8)	0.7	32.7
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)

13.    Stock-Based Compensation

As of December 31, 2017, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan—the “Plans”). Our stockholders approved the Plan in 2013, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2017, approximately six million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock may be automatically added to the number of shares of common stock that may be issued as awards expire, are terminated, cancelled or forfeited, or are used to satisfy the required withholding taxes with respect to existing awards under the Plans. No new stock-based awards can be made under the 2011 Plan, but there are outstanding stock options under the 2011 Plan that continue to be exercisable. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Pre-tax stock-based compensation expense from continuing operations was as follows:

(In millions)	2017	2016	2015
Stock option awards	$7.4	$7.2	$7.4
Restricted stock units	21.6	17.2	13.4
Performance awards	13.6	6.7	5.9
Director awards	1.0	0.9	0.9
Total pre-tax expense	43.6	32.0	27.6
Tax benefit	15.2	11.4	9.9
Total after tax expense	$28.4	$20.6	$17.7

Included in compensation costs are cash-settled restricted stock units of $0.6 million that are classified as a liability. Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

Restricted stock units have been granted to officers and certain employees of the Company and represent the right to receive unrestricted shares of Company common stock subject to continued employment through each vesting date. Restricted stock units granted to certain officers are also subject to attaining specific performance criteria. In addition, certain employees can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each restricted stock unit granted by using the average of the high and low share prices on the date of grant. Restricted stock units generally vest ratably over a three-year period.

A summary of activity with respect to restricted stock units outstanding under the Plans for the year ended December 31, 2017 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2016	723,398	$49.22
Granted	408,608	58.59
Vested	(338,988)	48.13
Forfeited	(64,953)	53.56
Non-vested at December 31, 2017	728,065	$54.59

The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2017 was approximately $18.9 million, and the weighted-average period of time over which this cost will be recognized is 1.5 years. The fair value of restricted stock units that vested during 2017, 2016 and 2015 was $20.3 million, $16.4 million and $24.9 million, respectively.

Stock Option Awards

Stock options were granted to officers and certain employees of the Company and represent the right to purchase shares of Company common stock subject to continued employment through each vesting date.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2017	2016	2015
Current expected dividend yield	1.4%	1.4%	1.5%
Expected volatility	26.0%	30.0%	27.0%
Risk-free interest rate	1.9%	1.3%	1.8%
Expected term	5.5 years	5.5 years	6 years

The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization because there is not sufficient historical volatility data for Fortune Brands common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. In 2017 and 2016, the expected term was determined based on the historical employee exercise behavior and the contractual term of the options. In 2015, the expected term was determined based on the simplified method from the Securities and Exchange Commission’s safe harbor guidelines. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2017, 2016 and 2015 was $13.49, $12.70 and $11.58, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and employees of Fortune Brands, Inc., the Company from which we spun off from in 2011, for the year ended December 31, 2017 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2016	4,815,291	$27.34
Granted	603,230	58.43
Exercised	(1,605,999)	17.73
Expired/forfeited	(129,564)	37.02
Outstanding at December 31, 2017	3,682,958	$36.28

Options outstanding and exercisable at December 31, 2017 were as follows:

	Options Outstanding(a)			Options Exercisable(b)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $12.99	104,500	3.8	$12.30	104,500	$12.30
13.00 to 20.00	1,250,011	3.6	16.17	1,250,011	16.17
20.01 to 65.41	2,328,447	7.4	48.16	1,220,692	42.82
	3,682,958	6.0	$36.28	2,575,203	$28.64

(a)	At December 31, 2017, the aggregate intrinsic value of options outstanding was $118.4 million.

(b)	At December 31, 2017, the weighted-average remaining contractual life of options exercisable was 4.9 years and the aggregate intrinsic value of options exercisable was $102.5 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2017 was $6.0 million, and the weighted-average period of time over which this cost will be recognized is 1.4 years.

The fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $6.8 million, $6.0 million and $7.8 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2017, 2016 and 2015 was $70.6 million, $88.1 million and $78.0 million, respectively.

Performance Awards

Performance share awards were granted to officers and certain employees of the Company under the Plans and represent the right to earn shares of Company common stock based on the achievement of or company-wide performance conditions, including cumulative diluted earnings per share, average return on invested capital, average return on net tangible assets and EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

The following table summarizes information about performance share awards as of December 31, 2017, as well as activity during the year then ended. The number of Performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2016	421,600	$48.00
Granted	160,196	58.02
Vested	(95,183)	45.13
Forfeited	(58,285)	48.22
Non-vested at December 31, 2017	428,328	$52.35

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2017 was approximately $6.8 million, and the weighted-average period of time over which this cost will be recognized is 1.3 years. The fair value of performance share awards that vested during 2017 was $5.6 million (100,580 shares).

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plan. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2017, 2016 and 2015, we awarded 15,311, 16,471 and 19,695 shares of Company common stock to outside directors with a weighted average fair value on the date of the award of $63.43, $57.37 and $46.21, respectively.

14.    Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees, however these plans have been closed to new hires. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2017 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. Benefit accruals under all other defined benefit pension plans were frozen as of December 31, 2016.

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits

Obligations and Funded Status at December 31	2017	2016	2017	2016
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$791.7	$767.7	$3.6	$15.6
Service cost	0.6	9.6	—	—
Interest cost	33.3	34.4	—	0.3
Plan amendments	—	0.1	—	(12.3)
Actuarial loss (gain)	40.6	11.7	(1.4)	1.6
Benefits paid	(33.8)	(31.8)	(0.4)	(1.6)
Foreign exchange	—	—	(0.2)	—
Projected benefit obligation at end of year	$832.4	$791.7	$1.6	$3.6
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$832.4	$791.7
Change in Plan Assets:
Fair value of plan assets at beginning of year	$577.7	$561.9	$—	$—
Actual return on plan assets	83.2	46.6	—	—
Employer contributions	29.5	1.0	0.5	1.5
Benefits paid	(33.8)	(31.8)	(0.5)	(1.5)
Fair value of plan assets at end of year	$656.6	$577.7	$—	$—
Funded status (Fair value of plan assets less PBO)	$(175.8)	$(214.0)	$(1.6)	$(3.6)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2017	2016	2017	2016
Current benefit payment liability	$(1.1)	$(1.0)	$(0.2)	$(0.4)
Accrued benefit liability	(174.7)	(213.0)	(1.4)	(3.2)
Net amount recognized	$(175.8)	$(214.0)	$(1.6)	$(3.6)

In the first quarter of 2013, the Company communicated a plan amendment to reduce health benefits to certain retired employees. Due to the risk of litigation at the time of the initial communication, the Company elected to defer the full recognition of the benefit arising from the plan amendment. Following a favorable court decision in the first quarter of 2016, the Company determined that it would realize the benefit from the plan amendment. As a result, the Company performed a re-measurement of the affected retiree plan liability as of March 31, 2016. This remeasurement resulted in a $10.7 million reduction of accrued retiree benefit plan liabilities and a corresponding increase in prior service credits. In accordance with accounting requirements, the liability reduction from this remeasurement is recorded as amortization of prior service credits in net income. In addition, we recorded a $0.9 million actuarial loss during the first quarter of 2016.

In the third quarter of 2015, we recognized actuarial losses of $6.1 million in discontinued operations related to curtailment accounting due to the sale of the Waterloo tool storage business in addition to the $2.5 million of actuarial losses reflected below in net periodic benefit cost.

As of December 31, 2017, we adopted the new Society of Actuaries MP-2017 mortality tables, resulting in a decrease in our pension benefit obligations of approximately $5.0 million, and a corresponding decrease in deferred actuarial losses in accumulated other comprehensive income. As of December 31, 2016, we adopted the new Society of Actuaries MP-2016 mortality tables, resulting in a decrease in our postretirement obligations of approximately $0.1 million, and a corresponding decrease in deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2015	$71.1	$0.3
Recognition of actuarial loss	—	(1.9)
Current year actuarial loss	2.3	1.6
Net actuarial loss at December 31, 2016	$73.4	$—
Recognition of actuarial (loss) gain	(0.9)	1.4
Current year actuarial gain	(5.3)	(1.4)
Net actuarial loss at December 31, 2017	$67.2	$—
Net prior service cost (credit) at December 31, 2015	$0.1	$(6.4)
Prior service cost recognition due to plan amendments	—	(12.2)
Amortization	—	13.5
Prior service cost recognition due to curtailment	(0.1)	—
Net prior service cost (credit) at December 31, 2016	$—	$(5.1)
Amortization	—	5.1
Net prior service cost (credit) at December 31, 2017	$—	$—
Total at December 31, 2017	$67.2	$—

There are no accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit (Income) Cost	Pension Benefits			Postretirement Benefits

(In millions)	2017	2016	2015	2017	2016	2015
Service cost	$0.6	$9.6	$11.5	$—	$—	$0.1
Interest cost	33.3	34.4	33.7	—	0.3	0.6
Expected return on plan assets	(37.3)	(37.2)	(40.2)	—	—	—
Recognition of actuarial losses (gains)	0.9	—	2.9	(1.4)	1.9	(0.4)
Amortization of prior service cost (credits)	—	—	0.1	(5.1)	(13.5)	(13.5)
Net periodic benefit (income) cost	$(2.5)	$6.8	$8.0	$(6.5)	$(11.3)	$(13.2)

Assumptions	Pension Benefits			Postretirement Benefits

	2017	2016	2015	2017	2016	2015
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	3.8%	4.3%	4.6%	3.4%	3.4%	4.1%
Rate of compensation increase	—	4.0%	4.0%	—	—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	4.3%	4.6%	4.2%	3.4%	4.1%	3.5%
Expected long-term rate of return on plan assets	6.4%	6.6%	6.8%	—	—	—
Rate of compensation increase	—	4.0%	4.0%	—	—	—

	Postretirement Benefits

	2017		2016
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	7.1/8.4	%(a)	7.3/8.2	%(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2026		2025

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

A one-percentage-point change in assumed health care cost trend rates would have had the following effects in 2017:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on postretirement benefit obligation	(0.1)	0.1

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 31, 2017 and 2016 were as follows:

(In millions)	Total as of balance sheet date

	2017	2016
Group annuity/insurance contracts (level 3)	$23.3	$22.8
Collective trusts:
Cash and cash equivalents	12.5	6.9
Equity	285.9	258.8
Fixed income	277.7	235.4
Multi-strategy hedge funds	24.6	23.1
Real estate	32.6	30.7
Total	$656.6	$577.7

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts

(In millions)	2017	2016
January 1	$22.8	$22.3
Actual return on assets related to assets still held	0.5	0.5
December 31	$23.3	$22.8

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $633.3 million and $554.9 million as of December 31, 2017 and 2016, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2017 we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

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

Our 2018 expected blended long-term rate of return on plan assets of 6.4% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2018	$37.4	$0.1
2019	39.1	0.1
2020	40.4	0.1
2021	41.6	0.1
2022	43.1	0.1
Years 2023-2027	229.9	0.3

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $29.1 million, $22.7 million and $18.3 million in 2017, 2016 and 2015, respectively.

15.    Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2017	2016	2015
Domestic operations	$554.7	$513.8	$387.7
Foreign operations	80.1	68.3	72.2
Income before income taxes and noncontrolling interests	$634.8	$582.1	$459.9

A reconciliation of income taxes at the 35% federal statutory income tax rate to the income tax provision reported was as follows:

(In millions)	2017	2016	2015
Income tax expense computed at federal statutory income tax rate	$222.2	$203.7	$161.0
Other income taxes, net of federal tax benefit	13.4	12.6	9.4
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(8.3)	(7.6)	(8.7)
Tax benefit on income attributable to domestic production activities	(10.9)	(13.0)	(12.5)
Net adjustments for uncertain tax positions	11.6	13.2	4.7
Share-based compensation (ASU 2016-09)	(23.9)	(27.8)	—
Tax Act impact	(25.7)	—	—
Deferred tax impact of state tax rate changes	(2.0)	(1.1)	0.2
Valuation allowance increase (decrease)	(5.2)	(2.1)	0.8
Miscellaneous other, net	(11.7)	(8.2)	(1.5)
Income tax expense as reported	$159.5	$169.7	$153.4
Effective income tax rate	25.1%	29.2%	33.4%

The 2017 effective income tax rate was favorably impacted by The Tax Cuts and Jobs Act of 2017, (the “Tax Act”). The effective income tax rates for 2017, 2016 and 2015 were favorably impacted by the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction and favorable tax rates in foreign jurisdictions, partially offset by state and local taxes and increases to uncertain tax positions. In addition, the 2017 and 2016 effective income tax rates were favorably impacted by a tax benefit related to share-based compensation. The benefit associated with the favorable tax rates in foreign jurisdictions is affected by overall allocation of income, rate changes and impact of foreign exchange rates. The 2015 effective income tax rate was unfavorably impacted by $2.4 million related to nondeductible acquisition costs.

The Tax Act made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, generally providing for an exemption from federal income tax for dividends received from foreign subsidiaries, and imposing a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued which deals with the application of US GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118 we have calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate, based upon available information, limited timing and our understanding of the Tax Act as well as the facts and guidance available at our assessment date of January 22, 2018. As a result, the Company has recorded a provisional net benefit of $25.7 million in the fourth quarter of 2017, the period in which the Tax Act was enacted. This provisional amount includes an estimated reduction in the Company’s net deferred tax liabilities of $62.4 million resulting from the decrease in the federal income tax rate; an estimated deemed repatriation tax liability of $28.5 million; and an estimated net increase to our provision for taxes on foreign earnings not considered permanently reinvested of $8.2 million. The impact of the Tax Act may differ from these estimates, possibly materially, due to, among other things, refinement of calculations due to additional analysis, changes in interpretations, assumptions made and additional guidance that may be issued. Any subsequent adjustment, related to the aforementioned, will be recorded in current tax expense when such analysis is completed or such guidance is issued.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) was as follows:

(In millions)	2017	2016	2015
Unrecognized tax benefits — beginning of year	$58.2	$38.2	$31.0
Gross additions — current year tax positions	31.0	10.7	4.6
Gross additions — prior year tax positions	10.9	10.4	8.3
Gross additions (reductions) — purchase accounting adjustments	4.0	9.7	0.1
Gross reductions — prior year tax positions	(9.4)	(9.8)	(2.1)
Gross reductions — settlements with taxing authorities	(7.2)	(1.0)	(3.6)
Impact of change in foreign exchange rates	(0.0)	(0.0)	(0.1)
Unrecognized tax benefits — end of year	$87.5	$58.2	$38.2

The amount of UTBs that, if recognized as of December 31, 2017, would affect the Company’s effective tax rate was $53.0 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $1.5 million to $21.5 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2017, we recognized an interest and penalty expense of approximately $2.0 million. In 2016, we recognized an interest and penalty expense of approximately $1.1 million. In 2015, we recognized an interest and penalty expense of approximately $1.0 million. At December 31, 2017 and 2016, we had accruals for the payment of interest and penalties of $11.8 million and $11.0 million, respectively.

We file income tax returns in the U.S., various state and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for the periods related to 2013 through 2015, and is open and subject to examination for subsequent tax years. In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2012, Mexico for years after 2011 and China for years after 2013.

Income taxes in 2017, 2016 and 2015 were as follows:

(In millions)	2017	2016	2015
Current
Federal	$133.1	$150.4	$130.6
Foreign	22.4	22.3	19.7
State and other	22.8	22.9	16.1
Deferred
Federal, state and other	(27.2)	(23.9)	(11.3)
Foreign	8.4	(2.0)	(1.7)
Total income tax expense	$159.5	$169.7	$153.4

The components of net deferred tax assets (liabilities) as of December 31, 2017 and 2016 were as follows:

(In millions)	2017	2016
Deferred tax assets:
Compensation and benefits	$22.1	$56.1
Defined benefit plans	43.7	82.5
Capitalized inventories	11.1	13.6
Accounts receivable	7.8	10.3
Other accrued expenses	45.6	41.4
Net operating loss and other tax carryforwards	25.6	39.7
Valuation allowance	(11.0)	(16.4)
Miscellaneous	3.7	2.5
Total deferred tax assets	148.6	229.7
Deferred tax liabilities:
LIFO inventories	(4.2)	(6.7)
Fixed assets	(44.5)	(57.1)
Intangible assets	(232.0)	(210.4)
Investment in partnership	(9.2)	(109.3)
Miscellaneous	(16.1)	(0.2)
Total deferred tax liabilities	(306.0)	(383.7)
Net deferred tax liability	$(157.4)	$(154.0)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2017 and 2016 as follows:

(In millions)	2017	2016
Other assets	$9.4	$9.5
Deferred income taxes	(166.8)	(163.5)
Net deferred tax liability	$(157.4)	$(154.0)

As of December 31, 2017 and 2016, the Company had deferred tax assets relating to net operating losses, capital losses, and other tax carryforwards of $25.6 million and $39.7 million, respectively, of which approximately $8.3 million will expire between 2018 and 2022, and the remainder of which will expire in 2023 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Under the Tax Act, the accumulated foreign earnings and profits of the Company’s foreign subsidiaries are subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of those earnings. As a result, the Company has recorded an estimated tax liability of $9.6 million for foreign and state taxes that would be payable on a distribution of those earnings and profits.

We have not provided for deferred taxes on the remaining book over tax outside basis differences of our foreign subsidiaries. The outside basis differences of foreign subsidiaries considered indefinitely reinvested totaled approximately $50 million at December 31, 2017. The associated deferred tax liability on this basis difference would not be material.

16.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2017 were as follows:

	Year Ended December 31, 2017
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.4	$1.6	$2.2	$5.2
Plumbing	2.8	—	—	2.8
Doors	(0.1)	—	0.1	—
Security	4.2	5.6	0.7	10.5
Total	$8.3	$7.2	$3.0	$18.5

(a)

“Other Charges” represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, write-off of displays from exiting a customer relationship, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.

(b)	Selling, general and administrative expenses

Restructuring and other charges of $18.5 million before tax ($12.3 million after tax) in 2017, primarily related to losses on disposal of inventory associated with exiting a product line in our Security segment and exiting a customer relationship in our Cabinets segment, as well as severance costs within our Security, Plumbing and Cabinets segments.

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

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 12/31/17
Workforce reduction costs	$2.4	$6.7	$(3.9)	$(0.2)	$5.0
Other	0.6	1.6	(1.3)	(0.1)	0.8
	$3.0	$8.3	$(5.2)	$(0.3)	$5.8

(a)	Cash expenditures primarily related to severance charges.

(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

(In millions)	Balance at 12/31/15	2016 Provision	Cash Expenditures (c)	Non-Cash Write-offs (d)	Balance at 12/31/16
Workforce reduction costs	$10.4	$9.3	$(17.5)	$0.2	$2.4
Asset disposals	—	0.1	—	(0.1)	—
Other	0.5	4.5	(4.1)	(0.3)	0.6
	$10.9	$13.9	$(21.6)	$(0.2)	$3.0

(c)	Cash expenditures primarily related to severance charges.

(d)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

17.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2017 were $397.3 million, of which $371.3 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2017 were as follows:

(In millions)
2018	$31.0
2019	26.9
2020	20.7
2021	15.9
2022	13.0
Remainder	50.7
Total minimum rental payments	$158.2

Total rental expense for all operating leases (reduced by minor amounts from subleases) amounted to $42.1 million, $43.5 million and $34.9 million in 2017, 2016 and 2015, respectively.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2017, 2016 and 2015.

(In millions)	2017	2016	2015
Reserve balance at the beginning of the year	$16.2	$16.0	$13.0
Provision for warranties issued	25.1	25.8	29.9
Settlements made (in cash or in kind)	(24.3)	(25.5)	(28.3)
Acquisition	—	0.3	1.6
Foreign currency	0.2	(0.4)	(0.2)
Reserve balance at end of year	$17.2	$16.2	$16.0

18.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Cabinets segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home under brand names including Aristokraft, Diamond, Mid-Continent, Kitchen Craft, Schrock, Homecrest, Omega, Kemper, StarMark and Ultracraft. In addition, cabinets are distributed under the Thomasville Cabinetry brand names. The Plumbing segment manufactures or assembles and sells faucets, bath furnishings, accessories and kitchen sinks and waste disposals predominantly under the Moen, ROHL, Riobel, Perrin & Rowe, Victoria + Albert, Shaws and Waste King brands. The Doors segment includes residential fiberglass and steel entry door systems under the Therma-Tru brand name and urethane millwork product lines under the Fypon brand name. The Security segment includes locks, safety and security devices and electronic security products under the Master Lock and American Lock brand names and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand name. Corporate expenses consist of headquarters administrative expenses and defined benefit plans costs, primarily interest costs and expected return on plan assets, as well as actuarial gains and losses arising from the periodic remeasurement of our liabilities. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2017	2016	2015
Net sales:
Cabinets	$2,467.1	$2,397.8	$2,173.4
Plumbing	1,720.8	1,534.4	1,414.5
Doors	502.9	473.0	439.1
Security	592.5	579.7	552.4
Net sales	$5,283.3	$4,984.9	$4,579.4

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2017, 2016 and 2015. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 13%, 13% and 14% of net sales in 2017, 2016 and 2015, respectively. Net sales to Lowe’s were 14%, 14% and 14% of net sales in 2017, 2016 and 2015, respectively.

(In millions)	2017	2016	2015

Operating income:
Cabinets	$267.2	$257.8	$192.4
Plumbing	363.6	326.3	285.4
Doors	74.5	61.9	44.0
Security	72.4	66.6	55.9
Less: Corporate expenses(a)	(85.6)	(79.9)	(81.6)
Operating income	$692.1	$632.7	$496.1
(a) Below is a table detailing Corporate expenses:
General and administrative expense	$(85.2)	$(80.9)	$(70.1)
Defined benefit plan income	4.2	2.9	6.1
Recognition of defined benefit plan actuarial gains (losses)	0.5	(1.9)	(2.5)
Long-lived asset impairment	(5.1)	—	—
Norcraft transaction costs(b)	—	—	(15.1)
Total Corporate expenses	$(85.6)	$(79.9)	$(81.6)

(b)	Representing external costs directly related to the acquisition of Norcraft and primarily includes expenditures for banking, legal, accounting and other similar services.

(In millions)	2017	2016	2015
Total assets:
Cabinets	$2,416.3	$2,349.4	$2,364.0
Plumbing	1,854.1	1,626.8	1,341.4
Doors	494.8	480.6	483.9
Security	537.4	514.5	520.7
Corporate	208.8	157.2	165.7
Total assets	$5,511.4	$5,128.5	$4,875.7

Depreciation expense:
Cabinets	$42.8	$40.1	$38.1
Plumbing	26.9	24.6	21.3
Doors	9.1	9.0	11.2
Security	16.8	17.2	19.5
Corporate	3.0	3.7	3.4
Depreciation expense	$98.6	$94.6	$93.5

Amortization of intangible assets:
Cabinets	$19.7	$18.4	$14.3
Plumbing	7.7	3.6	1.2
Doors	2.3	3.8	3.8
Security	2.0	2.3	2.3
Amortization of intangible assets	$31.7	$28.1	$21.6

Capital expenditures:
Cabinets	$63.4	$61.7	$61.3
Plumbing	43.5	48.3	27.2
Doors	20.8	12.9	13.3
Security	19.3	25.9	17.3
Corporate	18.0	0.5	9.4
Capital expenditures, gross	165.0	149.3	128.5
Less: proceeds from disposition of assets	(0.4)	(3.9)	(2.5)
Capital expenditures, net	$164.6	$145.4	$126.0

Net sales by geographic region(a):
United States	$4,492.2	$4,258.5	$3,892.9
Canada	427.6	406.4	385.1
China	202.3	175.0	163.2
Other international	161.2	145.0	138.2
Net sales	$5,283.3	$4,984.9	$4,579.4

Property, plant and equipment, net:
United States	$562.3	$499.8	$498.9
Mexico	89.0	90.8	74.2
Canada	50.5	45.5	39.4
China	24.8	22.7	14.4
Other international	13.4	3.7	1.0
Property, plant and equipment, net	$740.0	$662.5	$627.9

(a)	Based on country of destination

19.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2017	1st	2nd	3rd	4th	Full Year
Net sales	$1,186.8	$1,365.4	$1,348.6	$1,382.5	$5,283.3
Gross profit	417.0	515.5	507.0	493.0	1,932.5
Operating income	114.9	212.4	201.8	163.0	692.1
Income from continuing operations, net of tax	77.4	140.3	129.6	128.0	475.3
Income (loss) from discontinued operations, net of tax	—	(2.6)	—	—	(2.6)
Net income	77.4	137.7	129.6	128.0	472.7
Net income attributable to Fortune Brands	77.4	137.7	129.5	128.0	472.6
Basic earnings (loss) per common share
Continuing operations	0.50	0.91	0.84	0.84	3.10
Discontinued operations	—	(0.02)	—	—	(0.02)
Net income attributable to Fortune Brands	0.50	0.89	0.84	0.84	3.08
Diluted earnings (loss) per common share
Continuing operations	0.50	0.90	0.83	0.83	3.05
Discontinued operations	—	(0.02)	—	—	(0.02)
Net income attributable to Fortune Brands	0.50	0.88	0.83	0.83	3.03

2016	1st(a)	2nd	3rd	4th	Full Year
Net sales	$1,106.5	$1,297.8	$1,279.0	$1,301.6	$4,984.9
Gross profit	377.8	474.7	478.0	474.1	1,804.6
Operating income	95.5	187.7	183.1	166.4	632.7
Income from continuing operations, net of tax	61.0	125.1	121.9	104.4	412.4
Income (loss) from discontinued operations, net of tax	—	—	1.5	(0.7)	0.8
Net income	61.0	125.1	123.4	103.7	413.2
Net income attributable to Fortune Brands	61.0	125.2	123.4	103.6	413.2
Basic earnings (loss) per common share
Continuing operations	0.39	0.82	0.79	0.68	2.67
Discontinued operations	—	—	0.01	(0.01)	0.01
Net income attributable to Fortune Brands	0.39	0.82	0.80	0.67	2.68
Diluted earnings (loss) per common share
Continuing operations	0.38	0.80	0.77	0.67	2.61
Discontinued operations	—	—	0.01	(0.01)	0.01
Net income attributable to Fortune Brands	0.38	0.80	0.78	0.66	2.62

(a)	Amounts revised to reflect adoption of ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.”

In 2017, we recorded pre-tax defined benefit plan actuarial gains of $0.5 million — $1.3 million of actuarial gains ($0.9 million after tax) in the third quarter and ($0.8) million of actuarial losses (($0.5) million after tax) in the fourth quarter.

In 2016, we recorded pre-tax defined benefit plan actuarial losses of $1.9 million — $0.9 million ($0.6 million after tax) in the first quarter and $1.0 million ($0.7 million after tax) in the third quarter.

20.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2017	2016	2015
Income from continuing operations, net of tax	$475.3	$412.4	$306.5
Less: Noncontrolling interests	0.1	—	0.5
Income from continuing operations for EPS	475.2	412.4	306.0
Income (loss) from discontinued operations	(2.6)	0.8	9.0
Net income attributable to Fortune Brands	$472.6	$413.2	$315.0
Earnings (loss) per common share
Basic
Continuing operations	$3.10	$2.67	$1.92
Discontinued operations	(0.02)	0.01	0.05
Net income attributable to Fortune Brands common stockholders	$3.08	$2.68	$1.97
Diluted
Continuing operations	$3.05	$2.61	$1.88
Discontinued operations	(0.02)	0.01	0.05
Net income attributable to Fortune Brands common stockholders	$3.03	$2.62	$1.93
Basic average shares outstanding	153.2	154.3	159.5
Stock-based awards	2.6	3.5	3.5
Diluted average shares outstanding	155.8	157.8	163.0
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.5	0.5	0.7

21.    Other Expense, Net

The components of other expense, net for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In millions)	2017	2016	2015
Asset impairment charge	$7.0	$—	$—
Other items, net	0.9	1.5	4.3
Total other expense, net	$7.9	$1.5	$4.3

During 2017, we recorded an impairment charge of $7.0 million pertaining to a cost method investment in a development stage home products company due to an other-than-temporary decline in its fair value. As a result of the impairment, the carrying value of the investment was reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2016, eleven such instances have not been dismissed, settled or otherwise resolved. In calendar year 2017, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have an adverse effect on our results of operations, cash flows or financial condition. At December 31, 2017 and 2016, we had accruals of $0.7 million and $1.0 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Home & Security Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2). (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control —Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Victoria + Albert and Shaws from its assessment of internal control over financial reporting as of

December 31, 2017, because they were acquired by the Company in purchase business combinations during 2017. We have also excluded Victoria + Albert and Shaws from our audit of internal control over financial reporting. Victoria & Albert and Shaws are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.7% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, IL

February 28, 2018

We have served as the Company’s auditor since 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The Company acquired Victoria + Albert in October 2017 and Shaws Since 1897 Limited (“Shaws”) in July 2017, and therefore as permitted by the Securities and Exchange Commission, we excluded Victoria + Albert and Shaws from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2017. The total assets and total revenues of Victoria + Albert and Shaws represented 0.7% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report which appears herein.

(c)    Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2018 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance — Board Committees — Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2018 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2018 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2018 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2018 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2018 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2017 and 2016 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 89.

(3)	Exhibits

2.1.	Stock Purchase Agreement dated as of August 19, 2014 by and among Fortune Brands Home & Security, Inc., Fortune Brands Windows & Doors, Inc. and Ply Gem Industries, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.†

2.2.	Agreement and Plan of Merger, dated as of March 30, 2015, by and among Fortune Brands Home & Security, Inc., Tahiti Acquisition Corp. and Norcraft Companies, Inc. is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2015, Commission file number 1-35166.†

3.1.	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc., dated as of September 27, 2011, is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012, Commission file number 1-35166.

3.2.	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

4.1.	Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.2.	First Supplemental Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.3.	Form of global certificate for the Company’s 3.000% Senior Notes due 2020 is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.4.	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Indemnification Agreement, dated as of September 14, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.3.	Credit Agreement, dated as of August 22, 2011, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

10.4.	Amendment No. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2013, Commission file number 1-35166.

10.5.	Amendment No. 2 to Credit Agreement dated August 20, 2014, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.

10.6.	$1,250,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2016, by and among the Company, the lenders party thereto and JPMorgan Chas Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, Commission file number 1-35166.

10.7.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.8.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.9.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.10.	Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016, Commission file number 1-35166.*

10.11.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.12.	Form of 2012 Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.13.	Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.14.	Form of 2014 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.15.	Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.16.	Form of 2014 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.17.	Form of 2016 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016, Commission file number 1-35166.*

10.18.	Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016, Commission file number 1-35166.*

10.19.	Form of 2016 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-35166.*

10.20.	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-35166.*

10.21.	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-35166.*

10.22.	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-35166.*

10.23.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, Patrick D. Hallinan, Robert K. Biggart, Sheri R. Grissom, Tracey L. Belcourt, Brian C. Lantz and Marty Thomas.*

10.24.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of Michael P. Bauer, Nicholas I. Fink, Brett E. Finley, David M. Randich and David B. Lingafelter.*

10.25.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.26.	Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.27.	Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017 is incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-35166.*

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 28, 2018	By:	/s/ CHRISTOPHER J. KLEIN
Christopher J. Klein Chief Executive Officer (principal executive officer)

/s/ PATRICK D. HALLINAN
Patrick D. Hallinan Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER J. KLEIN	/s/ A.D. DAVID MACKAY*
Christopher J. Klein, Chief Executive Officer and Director (principal executive officer) Date: February 28, 2018	A.D. David Mackay, Director Date: February 28, 2018

/S/ PATRICK D. HALLINAN	/s/ JOHN G. MORIKIS*
Patrick D. Hallinan., Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 28, 2018	John G. Morikis, Director Date: February 28, 2018

/s/ DANNY LUBURIC	/s/ DAVID M. THOMAS*
Danny Luburic, Vice President — Controller (principal accounting officer) Date: February 28, 2018	David M. Thomas, Director Date: February 28, 2018

/s/ ANN FRITZ HACKETT*	/s/ RONALD V. WATERS, III*
Ann Fritz Hackett, Director Date: February 28, 2018	Ronald V. Waters, III, Director Date: February 28, 2018

/s/ SUSAN S. KILSBY*	/s/ NORMAN H. WESLEY*
Susan S. Kilsby, Director Date: February 28, 2018	Norman H. Wesley, Director Date: February 28, 2018

*By:	/s/ ROBERT K. BIGGART
Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2017, 2016 and 2015

(In millions)	Balance at Beginning of Period	Charged to Expense	Reclassifications(c)	Write-offs and Deductions(a)	Business Acquisition(b)	Balance at End of Period
2017:
Allowance for cash discounts, returns and sales allowances	$68.2	$205.7	$3.0	$192.9	$—	$84.0
Allowance for doubtful accounts	7.4	0.2	—	4.5	0.2	3.3
Allowance for deferred tax assets	16.4	(5.4)	—	—	—	11.0

2016:
Allowance for cash discounts, returns and sales allowances	$50.3	$148.6	$—	$130.7	$—	$68.2
Allowance for doubtful accounts	5.8	4.3	—	2.7	—	7.4
Allowance for deferred tax assets	19.7	(3.3)	—	—	—	16.4

2015:
Allowance for cash discounts, returns and sales allowances	$45.1	$150.7	$—	$145.5	$—	$50.3
Allowance for doubtful accounts	5.4	2.8	—	2.4	—	5.8
Allowance for deferred tax assets	12.0	6.4	—	—	1.3	19.7

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.

(b)	Represents a valuation allowance on an acquired net operating loss carryforward (Norcraft Canada).

(c)	Represents a reclassification of certain customer program liabilities to sales allowances (reduction to accounts receivable) in Security segment during 2017.