Form 10-Q
period 2018-03-31
Fortune Brands Home & Security, Inc.
filed 2018-05-02
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒    Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 20, 2018 was 145,922,725.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2018 and 2017

(In millions, except per share amounts)

(Unaudited)

	2018	2017
Net sales	$1,254.6	$1,186.8
Cost of products sold	815.0	772.7
Selling, general and administrative expenses	311.2	289.6
Amortization of intangible assets	8.2	8.1
Asset impairment charges	—	3.2
Restructuring charges	0.8	2.2

Operating income	119.4	111.0
Interest expense	14.7	11.9
Other income, net	(2.8)	(4.7)

Income from continuing operations before income taxes	107.5	103.8
Income tax	32.4	26.4

Income from continuing operations, net of tax	75.1	77.4
Loss from discontinued operations, net of tax	(0.2)	—

Net income	74.9	77.4
Less: Noncontrolling interests	(0.1)	—

Net income attributable to Fortune Brands	$75.0	$77.4

Basic earnings per common share
Continuing operations	$0.50	$0.50
Discontinued operations	—	—

Net income attributable to Fortune Brands common shareholders	$0.50	$0.50
Diluted earnings per common share
Continuing operations	$0.49	$0.50
Discontinued operations	—	—

Net income attributable to Fortune Brands common shareholders	$0.49	$0.50
Comprehensive income	$78.2	$84.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$244.4	$323.0
Accounts receivable, net	631.5	555.3
Inventories	619.2	580.8
Other current assets	149.4	142.6

Total current assets	1,644.5	1,601.7
Property, plant and equipment, net of accumulated depreciation	742.8	740.0
Goodwill	1,918.7	1,912.0
Other intangible assets, net of accumulated amortization	1,151.2	1,162.4
Other assets	94.8	95.3

Total assets	$5,552.0	$5,511.4

Liabilities and equity
Current liabilities
Short-term debt	$350.0	$—
Accounts payable	417.1	428.8
Other current liabilities	373.7	478.0

Total current liabilities	1,140.8	906.8
Long-term debt	1,538.0	1,507.6
Deferred income taxes	158.2	166.8
Accrued defined benefit plans	173.4	175.9
Other non-current liabilities	183.3	153.2

Total liabilities	3,193.7	2,910.3
Commitments and contingencies (see Note 18)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.8	1.7
Paid-in capital	2,740.6	2,724.9
Accumulated other comprehensive loss	(36.0)	(39.2)
Retained earnings	1,249.9	1,174.2
Treasury stock	(1,599.5)	(1,262.1)

Total Fortune Brands stockholders’ equity	2,356.8	2,599.5
Noncontrolling interests	1.5	1.6

Total equity	2,358.3	2,601.1

Total liabilities and equity	$5,552.0	$5,511.4

(a)	Common stock, par value $0.01 per share; 180.4 million shares and 179.8 million shares issued at March 31, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(In millions)

(Unaudited)

	2018	2017
Operating activities
Net income	$74.9	$77.4
Non-cash pre-tax expense:
Depreciation	25.3	23.7
Amortization	8.2	8.1
Stock-based compensation	12.6	9.5
Deferred income taxes	(9.2)	7.6
Asset impairment charges	—	3.2
Amortization of deferred financing fees	0.5	0.5
Loss on sale of property, plant and equipment	0.2	—
Changes in assets and liabilities:
Increase in accounts receivable	(63.0)	(12.3)
Increase in inventories	(36.9)	(26.2)
Decrease in accounts payable	(3.2)	(10.6)
Increase in other assets	(4.8)	(5.9)
Decrease in accrued expenses and other liabilities	(73.3)	(95.1)
Increase in accrued taxes	16.8	2.2

Net cash used in operating activities	(51.9)	(17.9)

Investing activities
Capital expenditures(a)	(37.6)	(29.5)
Proceeds from disposition of assets	0.7	—
Cost of acquisition, net of cash acquired	(5.8)	(0.1)

Net cash used in investing activities	(42.7)	(29.6)

Financing activities
Increase in short-term debt	350.0	—
Issuance of long-term debt	545.0	110.0
Repayment of long-term debt	(515.0)	(50.0)
Proceeds from the exercise of stock options	3.2	8.7
Treasury stock purchases(b)	(325.2)	(27.3)
Employee withholding taxes related to stock-based compensation	(12.2)	(7.8)
Dividends to stockholders	(29.6)	(27.6)

Net cash provided by financing activities	16.2	6.0

Effect of foreign exchange rate changes on cash	(0.2)	0.8

Net decrease in cash and cash equivalents	$(78.6)	$(40.7)

Cash and cash equivalents at beginning of period	$323.0	$251.5
Cash and cash equivalents at end of period	$244.4	$210.8

(a)	Capital expenditures of $7.6 million and $7.9 million that have not been paid as of March 31, 2018 and 2017 respectively, were excluded from the Statement of Cash Flows.
(b)	Excludes Treasury stock purchases declared but not paid of $24.8 million as of March 31, 2018.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2018 and 2017

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	77.4	—	—	77.4
Other comprehensive income	—	—	7.2	—	—	—	7.2
Stock options exercised	—	8.7	—	—	—	—	8.7
Stock-based compensation	—	9.5	—	—	(7.8)	—	1.7
Treasury stock purchase	—	—	—	—	(27.3)	—	(27.3)

Balance at March 31, 2017	$1.7	$2,672.0	$(64.7)	$892.0	$(1,071.8)	$1.5	$2,430.7

Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	75.0	—	(0.1)	74.9
Other comprehensive income	—	—	3.2	—	—	—	3.2
Stock options exercised	0.1	3.1	—	—	—	—	3.2
Stock-based compensation	—	12.6	—	—	(12.2)	—	0.4
Treasury stock purchase	—	—	—	—	(325.2)	—	(325.2)
Dividends	—	—	—	0.7	—	—	0.7

Balance at March 31, 2018	$1.8	$2,740.6	$(36.0)	$1,249.9	$(1,599.5)	$1.5	$2,358.3

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

The condensed consolidated balance sheet as of March 31, 2018, the related condensed consolidated statements of comprehensive income for the three-months ended March 31, 2018 and 2017 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2018 and 2017 are unaudited. During the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As a result, we revised our previously reported condensed consolidated financial statements as of the three months ended March 31, 2017. See Note 12 for further discussion. In the opinion of management, all other adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual consolidated financial statements and notes. The December 31, 2017 condensed consolidated balance sheet was derived from our audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In October 2017, we acquired Victoria +Albert, a UK-based premium brand of standalone bathtubs, sink, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The financial results of both of the acquisitions were included in the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017 and in the Company’s consolidated statements of income and statements of cash flow for the three months ended March 31, 2018.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). We adopted ASU 2014-09 as of January 1, 2018 and for periods thereafter using the modified retrospective approach, which we applied to all contracts not completed as of January 1, 2018. The cumulative effect of adopting the new revenue standard was not material and no adjustment was recorded to retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the current quarter and we do not expect it to have a material impact on revenue or net income on an ongoing basis.

A majority of our sales revenue continues to be recognized when products are shipped from our facilities to our customers. Previously, for certain products, we recognized sales revenue at destination as we determined risks and rewards transferred at that point. We will now recognize sales revenue for these customers at the shipping point of the products consistent with the respective contractual terms.

See Note 11 for further information.

Leases

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. The standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows and this has resulted in diversity in cash flows presentation. We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). We adopted the new standard beginning January 1, 2018 using a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). The adoption of this standard did not have a material effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. We retrospectively adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards (Continued)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Clarifying Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In May 2017, the FASB issued ASC 610-20 that clarifies the scope and application of various standards for the sale of nonfinancial assets (e.g. PP&E including real estate, intangible assets, materials and supplies). The standard distinguishes between a sale to customer vs non-customer. Sales to customers are in scope of the new revenue standard. It also clarifies a derecognition model for nonfinancial assets that do not represent a business. We adopted the new standard beginning January 1, 2018 consistent with the effective date for the new revenue recognition standard. The adoption of this standard did not have a material effect on our financial statements.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which amends the current hedge accounting model. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item (which is consistent with our current practice). The change in fair value for qualifying cash flow and net investment hedges will be included in Other comprehensive income (until they are reclassified into the income statement). The standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard is effective as of January 1, 2019 and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance is applicable to the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2018	December 31, 2017
Inventories:
Raw materials and supplies	$233.8	$224.9
Work in process	62.6	58.3
Finished products	322.8	297.6

Total inventories	$619.2	$580.8
Property, plant and equipment, gross	$1,803.8	$1,780.4
Less: accumulated depreciation	1,061.0	1,040.4

Property, plant and equipment, net	$742.8	$740.0

4.	Acquisitions and Dispositions

In October 2017, we acquired Victoria + Albert, a UK manufacturer of luxury freestanding tubs and basins. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The total combined consideration paid was approximately $132 million, subject to certain post-closing adjustments and deferred acquisition payments. Net sales and operating income in the first three months of 2018 from these acquisitions were not material to the Company. We financed the transactions using cash on hand and borrowings under our existing revolving credit facility. The results of the operations are included in the Plumbing segment from the date of acquisition. We do not expect any portion of goodwill to be deductible for income tax purposes.

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line formerly included in our Security segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,918.7 million and $1,912.0 million as of March 31, 2018 and December 31, 2017, respectively. The $6.7 million increase was primarily due to acquisition-related adjustments in our Plumbing segment, including $5.8 million of additional purchase price consideration paid during the three months ended March 31, 2018 related to our acquisition of Victoria + Albert, partially offset by foreign translation adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2017 (a)	$926.3	$745.2	$143.0	$97.5	$1,912.0
Year-to-date translation adjustments	(0.2)	(1.1)	—	(0.5)	(1.8)
Acquisition-related adjustments	—	8.5	—	—	8.5

Goodwill at March 31, 2018 (a)	$926.1	$752.6	$143.0	$97.0	$1,918.7

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had net identifiable intangible assets, principally tradenames, of $1,151.2 million and $1,162.4 million as of March 31, 2018 and December 31, 2017, respectively. The $3.3 million decrease in gross identifiable intangible assets was primarily due to acquisition related adjustments and foreign translation adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

(In millions)	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$709.2	$—	$709.2	$709.9	$—	$709.9

Amortizable intangible assets
Tradenames	15.7	(10.4)	5.3	15.7	(9.9)	5.8
Customer and contractual relationships	661.1	(238.8)	422.3	663.8	(232.0)	431.8
Patents/proprietary technology	60.3	(45.9)	14.4	60.2	(45.3)	14.9

Total	737.1	(295.1)	442.0	739.7	(287.2)	452.5

Total identifiable intangibles	$1,446.3	$(295.1)	$1,151.2	$1,449.6	$(287.2)	$1,162.4

Amortizable identifiable intangible assets, principally tradenames and customer relationships, are subject to amortization over their estimated useful life, ranging from 2 to 20 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates and other relevant factors.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets (Continued)

In the first quarter of 2018, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived tradenames. As of December 31, 2017, the fair value of two tradenames in the Cabinets segment exceeded their carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of these tradenames could trigger an impairment. As of December 31, 2017, the total carrying value of these tradenames was $217.8 million. Factors influencing our fair value estimates of the tradenames are described in the following paragraph.

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

In January 2017, we committed to a plan to sell Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. In accordance with FASB Accounting Standards Codification (“ASC”) 360, as a result of our decision to sell, we recorded $3.2 million of pre-tax impairment charges to write down the long-lived assets included in this disposal group to fair value during the first quarter of 2017, based upon their estimated fair value less cost to sell. These charges consisted of approximately $3.0 million for definite-lived intangible assets and $0.2 million for fixed assets. We completed the sale of Field ID in April 2017.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of March 31, 2018, we were in compliance with all covenants under this facility.

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. The facility amendment of the amended and restated credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On March 31, 2018 and December 31, 2017, our outstanding borrowings under this facility were $645.0 million and $615.0 million, respectively. At March 31, 2018 and December 31, 2017, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of March 31, 2018, we were in compliance with all covenants under this facility.

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On March 31, 2018 and December 31, 2017, the net carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $893.0 million and $892.6 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate, of which there were no outstanding balances as of March 31, 2018 and December 31, 2017.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2018 was $304.3 million. Based on foreign exchange rates as of March 31, 2018, we estimate that $1.9 million of net foreign currency derivative gains included in other comprehensive income as of March 31, 2018 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 were as follows:

(In millions)		Fair Value
	Location	March 31, 2018	December 31, 2017
Assets
Foreign exchange contracts	Other current assets	$2.8	$0.8
Commodity contracts	Other current assets	—	0.2

	Total assets	$2.8	$1.0

Liabilities
Foreign exchange contracts	Other current liabilities	$1.6	$5.6
Net investment hedges	Other current liabilities	1.1	0.8

	Total liabilities	$2.7	$6.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2018 and 2017 were as follows:

		(Loss) Gain Recognized in Income
(In millions) Type of hedge	Location	March 31, 2018	March 31, 2017
Cash flow	Cost of products sold	$(0.5)	$(0.6)
Fair value	Other income, net	(0.1)	(1.1)

Total		$(0.6)	$(1.7)

The effective portion of cash flow hedges recognized in other comprehensive income were net gains of $4.3 million and $2.1 million at March 31, 2018 and 2017, respectively. In the three months ended March 31, 2018 and 2017, the ineffective portion of cash flow hedges recognized in other income, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of March 31, 2018 and December 31, 2017 were as follows:

(In millions)	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$645.0	$645.0	$615.0	$615.0
Term Loan	350.0	350.0	—	—
Senior Notes	893.0	908.2	892.6	926.3

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were as follows:

(In millions)	Fair Value
	March 31, 2018	December 31, 2017
Assets
Derivative financial instruments (level 2)	$2.8	$1.0
Deferred compensation program assets (level 2)	7.8	7.5

Total assets	$10.6	$8.5

Liabilities
Derivative financial instruments (level 2)	$2.7	$6.4

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive loss	6.8	1.6	—	8.4
Amounts reclassified from accumulated other comprehensive loss	—	0.6	(1.8)	(1.2)

Net current-period other comprehensive income (loss)	6.8	2.2	(1.8)	7.2

Balance at March 31, 2017	$(21.2)	$1.6	$(45.1)	$(64.7)
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive (income) loss	(0.8)	3.5	0.2	2.9
Amounts reclassified from accumulated other comprehensive loss	—	0.3	—	0.3

Net current-period other comprehensive income (loss)	(0.8)	3.8	0.2	3.2

Balance at March 31, 2018	$5.0	$1.4	$(42.4)	$(36.0)

(a)	See Note 12, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2018	2017
Losses on cash flow hedges
Foreign exchange contracts	$(0.5)	$(0.6)	Cost of products sold

	(0.5)	(0.6)	Total Before Tax
	0.2	—	Tax expense

	$(0.3)	$(0.6)	Net of tax
Defined benefit plan items
Recognition of prior service credits	$—	$3.0	(a)

	—	3.0	Total before tax
	—	(1.2)	Tax expense

	$—	$1.8	Net of tax

Total reclassifications for the period	$(0.3)	$1.2	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 12, “Defined Benefit Plans,” for additional information.

11.	Revenue

Our principal performance obligations are the sale of kitchen and bath cabinets, faucets and accessories, fiberglass and steel entry-door systems and locks, safes, safety and security devices (“goods” or “products”). The Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers. For the majority of our sales, we recognize revenue at the point in time when we ship product from our facilities to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold (See Note 14).

We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses.

We account for shipping and handling costs that occur after the customer has obtained control of a product as a fulfillment activity (i.e., as an expense) rather than as a promised service (i.e., as a revenue element). These costs are classified within selling, general and administrative expenses.

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arising from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $11.7 million as of March 31, 2018. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were immaterial as of March 31, 2018.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Revenue (Continued)

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three months ended March 31, 2018.

(In millions)
Three Months Ended March 31,
2018
Wholesalers (1)	$585.6
Home Center retailers(2)	349.7
Other retailers (3)	76.1
Builder direct	51.5

U.S. net sales	1,062.9
International (4)	191.7

Net sales	$1,254.6

(1)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customer’s respective internet website portals.
(2)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc, inclusive of sales through their respective internet website portals.
(3)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(4)	Represents sales in markets outside the United States, principally in China, Canada, Europe and Mexico.

Practical Expedients

Incremental costs of obtaining a contract include only those costs the company incurs that would not have been incurred if the contract had not been obtained. These costs are required to be recognized as assets and amortized over the period that the related goods or services transfer to the customer. As a practical expedient, we expense as incurred costs to obtain a contract when the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2018 and 2017 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$0.2	$0.1	$—	$—
Interest cost	7.6	8.4	—	—
Expected return on plan assets	(10.3)	(9.3)	—	—
Recognition of prior service credits	—	—	—	(3.0)

Net periodic benefit income	$(2.5)	$(0.8)	$—	$(3.0)

Service cost for 2018 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the defined benefit plan non-service related costs outside the operating income subtotal. The new guidance was applied retrospectively in the condensed consolidated statement of comprehensive income. As a result, we reclassified $3.9 million of income from the operating income subtotal to the other income, net subtotal. The retrospective impact of adopting ASU 2017-07 on the three months ended March 31, 2017 was as follows:

(In millions)
Three Months Ended March 31,
2017
Increase/(decrease) to cost of products sold	$2.9
Increase/(decrease) to selling, general and administrative expenses	1.0

Increase/(decrease) to operating income	$(3.9)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Income Taxes

The effective income tax rates for the three months ended March 31, 2018 and 2017 were 30.1% and 25.4%, respectively. The effective income tax rate in 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and a benefit associated with the U.S. research and development credit. The effective income tax rate in 2018 was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Act, the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state and local taxes, and increases to uncertain tax positions.

The effective income tax rate in 2017 was favorably impacted by a tax benefit attributable to the share-based compensation (ASU 2016-09) deduction, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued which deals with the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118 we calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate at our assessment date of January 22, 2018. Due to additional guidance received after our assessment date and additional analysis, an unfavorable adjustment of $5.4 million, impacting the three months ended March 31, 2018, was recorded to income tax expense. As of March 31, 2018, we have not completed our accounting for all of the tax effects of the Tax Act.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2.0 million to $22.0 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2018 and 2017, respectively.

(In millions)	Three Months Ended March 31,
	2018	2017
Reserve balance at January 1,	$17.2	$16.2
Provision for warranties issued	6.2	8.2
Settlements made (in cash or in kind)	(6.2)	(8.5)

Reserve balance at March 31,	$17.2	$15.9

15.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2018 and 2017 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017	% Change vs. Prior Year
Net Sales
Cabinets	$557.2	$573.6	(2.9)%
Plumbing	449.7	378.4	18.8
Doors	110.3	102.2	7.9
Security	137.4	132.6	3.6

Net sales	$1,254.6	$1,186.8	5.7%

Operating Income (Loss)
Cabinets	$24.1	$47.0	(48.7)%
Plumbing (a)	88.4	67.2	31.5
Doors	13.1	8.2	59.8
Security	15.1	10.1	49.5
Less: Corporate expenses (a)	(21.3)	(21.5)	0.9

Operating income	$119.4	$111.0	7.6%

Corporate expenses (a)
General and administrative expense	$(21.3)	$(21.5)

Total Corporate expenses	$(21.3)	$(21.5)	0.9

(a)	We revised our previously reported results for the three months ended March 31, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2018 and 2017 are shown below.

(In millions)	Three Months Ended March 31, 2018
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$0.3	$(0.2)	$0.1
Plumbing	(0.2)	—	(0.2)
Security	—	0.1	0.1
Doors	0.7	—	0.7

Total	$0.8	$(0.1)	$0.7

Restructuring and other charges in the first quarter of 2018 largely related to severance costs within our Doors and Cabinets segments.

(In millions)	Three Months Ended March 31, 2017
	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$1.4	$—	$1.4
Doors	(0.2)	—	(0.2)
Security	1.0	0.7	1.7

Total	$2.2	$0.7	$2.9

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first quarter of 2017 largely related to severance costs within our Plumbing and Security segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/17	2018 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/18
Workforce reduction costs	$5.0	$0.8	$(2.0)	$—	$3.8
Other	0.8	—	—	(0.3)	0.5

	$5.8	$0.8	$(2.0)	$(0.3)	$4.3

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges (Continued)

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/17
Workforce reduction costs	$2.4	$1.9	$(1.0)	$—	$3.3
Other	0.6	0.3	(0.6)	—	0.3

	$3.0	$2.2	$(1.6)	$—	$3.6

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

17.	Earnings Per Share

The computations of earnings per common share for the three months ended March 31, 2018 and 2017 were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2018	2017
Income from continuing operations, net of tax	$75.1	$77.4
Less: Noncontrolling interest	(0.1)	—

Income from continuing operations for EPS	75.2	77.4
Loss from discontinued operations	(0.2)	—

Net income attributable to Fortune Brands	$75.0	$77.4

Earnings per common share
Basic
Continuing operations	$0.50	$0.50
Discontinued operations	—	—

Net income attributable to Fortune Brands common stockholders	$0.50	$0.50
Diluted
Continuing operations	$0.49	$0.50
Discontinued operations	—	—

Net income attributable to Fortune Brands common stockholders	$0.49	$0.50
Basic average shares outstanding	149.9	153.3
Stock-based awards	2.2	2.9

Diluted average shares outstanding	152.1	156.2
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.5	0.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2018 and 2017. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

19.	Subsequent Event

On April 30, 2018, the Company’s Board of Directors authorized the repurchase of up to $150 million of shares of the Company’s common stock over the two years ending April 30, 2020. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K for the year ended December 31, 2017.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, planned business strategies, anticipated market potential, future financial performance, pension contributions, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our defined benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

In October 2017, we acquired Victoria +Albert, a UK-based premium brand of standalone bathtubs, sink, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing. The total combined consideration paid was approximately $132 million, subject to certain post-closing adjustments and deferred acquisition payments. We financed both of the acquisitions using cash on hand and borrowings under our existing revolving credit facility. These transactions broadened our plumbing portfolio and enhanced future growth opportunities.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017

	Net Sales
(In millions)	2018	2017	% Change vs. Prior Year

Cabinets	$557.2	$573.6	(2.9)%
Plumbing	449.7	378.4	18.8
Doors	110.3	102.2	7.9
Security	137.4	132.6	3.6

Net sales	$1,254.6	$1,186.8	5.7%

	Operating Income (Loss)
	2018	2017	% Change vs. Prior Year
Cabinets	$24.1	$47.0	(48.7)%
Plumbing (a)	88.4	67.2	31.5
Doors	13.1	8.2	59.8
Security	15.1	10.1	49.5
Less: Corporate expenses (a)	(21.3)	(21.5)	0.9

Operating income	$119.4	$111.0	7.6%

(a)	We revised our previously reported results for the three months ended March 31, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $67.8 million, or 5.7%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products as well as higher international sales principally in China and Canada, share gains, including new product introductions, favorable foreign exchange of approximately $11 million, the benefit from the 2017 acquisitions in our Plumbing segment and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by unfavorable mix as well as unfavorable weather conditions affecting our U.S. market performance.

Cost of products sold

Cost of products sold increased $42.3 million, or 5.5%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and increased commodity costs partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $21.6 million, or 7.5%, due to higher employee-related costs and advertising and marketing costs as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $0.1 million due to the 2017 acquisitions in our Plumbing segment offset by a decrease related to a definite-lived customer relationship intangible that was fully amortized during the second quarter of 2017.

Asset impairment charges

Asset impairment charges of $3.2 million during the first quarter of 2017 related to our decision to sell Field ID, our cloud-based inspection and safety compliance software representing an asset group included in our Security segment.

Restructuring charges

Restructuring charges of $0.8 million in the three months ended March 31, 2018 primarily related to severance costs within our Doors and Cabinets segment. Restructuring charges in the three months ended March 31, 2017 were $2.2 million.

Operating income

Operating income increased $8.4 million, or 7.6%, primarily due to higher net sales, productivity improvements and lower severance costs. These benefits were partially offset by unfavorable mix, increased commodity costs and higher employee-related and advertising and marketing costs.

Interest expense

Interest expense increased $2.8 million to $14.7 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $2.8 million in the three months ended March 31, 2018, compared to $4.7 million in the three months ended March 31, 2017. The decrease in other income, net is primarily due to lower defined benefit plan income in 2018 ($1.2 million decrease).

Income taxes

The effective income tax rates for the three months ended March 31, 2018 and 2017 were 30.1% and 25.4%, respectively. The effective income tax rate in 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and a benefit associated with the U.S. research and development credit. The effective income tax rate in 2018 was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Act, the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state and local taxes, and increases to uncertain tax positions.

The effective income tax rate in 2017 was favorably impacted by a tax benefit attributable to the share-based compensation (ASU 2016-09) deduction, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

RESULTS OF OPERATIONS (Continued)

Net income from continuing operations

Net income from continuing operations was $75.1 million in the three months ended March 31, 2018 compared to $77.4 million in the three months ended March 31, 2017. The decrease of $2.3 million was due to higher interest and income tax expenses, and lower other income partly offset by higher operating income.

Results By Segment

Cabinets

Net sales decreased $16.4 million, or 2.9%, predominantly due to the impact of exiting a customer relationship, unfavorable weather conditions affecting our U.S. market performance and unfavorable mix. These factors were partly offset by the benefit from new product introductions, higher sales unit volume and price increases to help mitigate cumulative raw material cost increases.

Operating income decreased $22.9 million, or 48.7%, due to lower net sales, including the impact of unfavorable mix and underutilization of our fixed cost base, and increased headcount-related costs partially offset by the benefit from productivity improvements.

Plumbing

Net sales increased $71.3 million, or 18.8% due to share gains, new product introductions across our distribution channels, the benefit from the 2017 acquisitions of Victoria & Albert and Shaws and higher sales in international markets, principally in China and Canada. Foreign exchange was favorable by approximately $7 million. These benefits were slightly offset by higher sales rebates tied to higher sales volumes.

Operating income increased $21.2 million, or 31.5%, due to the higher net sales and benefit from productivity improvements and lower severance costs. These benefits were partially offset by commodity cost inflation, higher employee-related, advertising and marketing costs, and amortization of the acquisition-related inventory fair value adjustment ($1.7 million) related to our 2017 acquisitions. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during the first quarter of 2018 and the reclassification of approximately $3.0 million from operating income to other income, net.

Doors

Net sales increased $8.1 million, or 7.9%, due to share gains, including new product introductions, higher sales volume driven primarily by continuing improvement in the U.S. home products market, price increases to help mitigate cumulative raw material cost increases and favorable product mix.

Operating income increased $4.9 million, or 59.8%, due to the higher net sales, and leveraging the sales on our existing fixed cost base.

RESULTS OF OPERATIONS (Continued)

Security

Net sales increased $4.8 million, or 3.6%, due to higher sales volume and the impact from favorable foreign exchange of approximately $3 million partly offset by the impact of our exiting of two product lines in our commercial distribution channel.

Operating income increased $5.0 million, or 49.5%. The benefits from the higher sales volume, lower restructuring and other charges (approximately $5.0 million decrease) including the absence of asset impairment charges in 2018 and productivity improvements were partially offset by higher commodity costs and employee-related costs.

Corporate

Corporate expenses decreased by $0.2 million. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during the first quarter of 2018 and the related reclassification of approximately $0.9 million from operating income to other income, net.

(In millions)	Three Months Ended March 31,
	2018	2017
General and administrative expense	$(21.3)	$(21.5)
Total Corporate expenses	$(21.3)	$(21.5)

In future periods, the Company may record, in the Corporate segment, material expense or income associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurements due to plan amendments and settlements may also occur in interim periods during the year. Remeasurement of these liabilities attributable to updating our liability discount rates and expected return on assets may, in particular, result in material income or expense recognition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities and availability under our credit facility. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2017, our Board of Directors increased the quarterly cash dividend by 11% to $0.20 per share of our outstanding common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of March 31, 2018, we were in compliance with all covenants under this facility.

In the first quarter of 2018, we repurchased 5.6 million shares of our outstanding common stock under the Company’s share repurchase programs for $350 million. We presented $325 million of share repurchases in our net cash used by financing activities subtotal of our condensed consolidated statement of cash flows as $25 million of shares repurchased on March 28 and 29, 2018 were not settled and paid until April 2 and 3, 2018. As of March 31, 2018, the Company’s total remaining share repurchase authorization under the remaining programs was approximately $208 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2017 entitled “Item 1A. Risk Factors.”

Acquisitions in 2017 included:

•	In October 2017, the Company acquired Victoria + Albert, a UK manufacturer of luxury freestanding tubs and basins. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks. The combined consideration paid was approximately $132 million, subject to certain post-closing adjustments and deferred acquisition payments. The results of operations of the acquired companies are included in the Plumbing segment from the date of acquisitions. We financed the transactions using cash on hand and borrowings under our existing revolving credit facility.

On March 31, 2018, we had cash and cash equivalents of $244.4 million, of which $234.2 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as under the 2011 credit agreement. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. At March 31, 2018, we were in compliance with all covenants under this facility.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2018 and 2017.

(In millions)	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(51.9)	$(17.9)
Net cash used in investing activities	(42.7)	(29.6)
Net cash provided by financing activities	16.2	6.0
Effect of foreign exchange rate changes on cash	(0.2)	0.8

Net decrease in cash and cash equivalents	$(78.6)	$(40.7)

Net cash used in operating activities was $51.9 million in the three months ended March 31, 2018, compared to $17.9 million in the three months ended March 31, 2017. The increase in cash used of $34.0 million was primarily due to higher build in working capital primarily driven by higher accounts receivable in 2018 compared to 2017.

Net cash used in investing activities was $42.7 million in the three months ended March 31, 2018, compared to $29.6 million in the three months ended March 31, 2017. The increase in cash used of $13.1 million was primarily due to $8.1 million of higher capital spending and higher cost of acquisitions of $5.7 million.

Net cash provided by financing activities was $16.2 million in the three months ended March 31, 2018, compared to $6.0 million in the three months ended March 31, 2017. The increase in cash provided of $10.2 million was primarily due to higher net borrowings in 2018 compared to 2017 ($320.0 million increase), partly offset by higher share repurchases in 2018 compared to 2017 ($297.9 million increase).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2017, the fair value of our total pension plan assets was $656.6 million, representing 79% of the accumulated benefit obligation liability. In 2018, we expect to make pension contributions of approximately $12 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom, France, Australia and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). We adopted ASU 2014-09 as of January 1, 2018 and for periods thereafter using the modified retrospective approach, which we applied to all contracts not completed as of January 1, 2018. The cumulative effect of adopting the new revenue standard was not material and no adjustment was recorded to retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the current quarter and we do not expect it to have a material impact on revenue or net income on an ongoing basis.

A majority of our sales revenue continues to be recognized when products are shipped from our facilities to our customers. Previously, for certain products, we recognized sales revenue at destination as we determined risks and rewards transferred at that point. We will now recognize sales revenue for these customers at shipping point consistent with the respective contractual terms.

Leases

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. The standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and earlier application is permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business and therefore business combination guidance would apply. The new standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset (i.e., a business) or a group of similar identifiable assets (i.e., not a business). The guidance also requires a business to include at least one substantive process and narrows the definition of outputs (e.g., revenues with customers). We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, according to which entities are no longer required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The prior standard did not address the classification of activity related to restricted cash and restricted cash equivalents in the statement of cash flows and this has resulted in diversity in cash flows presentation. We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). We adopted the new standard beginning January 1, 2018 using a “modified retrospective” (i.e., with a cumulative adjustment to retained earnings at adoption). The adoption of this standard did not have a material effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016 the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value). Cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. We retrospectively adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, which requires entities to measure investments in unconsolidated entities (other than those accounted for using the equity method of accounting) at fair value through the income statement. There will no longer be an available-for-sale classification (with changes in fair value reported in Other Comprehensive Income). In addition, the cost method is eliminated for equity investments without readily determinable fair values. We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

Clarifying Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In May 2017, the FASB issued ASC 610-20 that clarifies the scope and application of various standards for the sale of nonfinancial assets (e.g. PP&E including real estate, intangible assets, materials and supplies). The standard distinguishes between a sale to customer vs non-customer. Sales to customers are in scope of the new revenue standard. It also clarifies a derecognition model for nonfinancial assets that do not represent a business. We adopted the new standard beginning January 1, 2018 consistent with the effective date for the new revenue recognition standard. The adoption of this standard did not have a material effect on our financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance is applicable to the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2018 and 2017. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2018	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	67,158	$68.79	67,158	$553,746,081
February 1 – February 28	4,177,700	63.48	4,177,700	288,540,968
March 1 – March 31	1,343,221	59.76	1,343,221	208,269,252

Total	5,588,079	$62.65	5,588,079

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 16, 2016	February 22, 2016	$400 million	February 16, 2018
February 28, 2017	March 1, 2017	$300 million	February 28, 2019
December 8, 2017	December 11, 2017	$250 million	December 8, 2019
April 30, 2018	April 30, 2018	$150 million	April 30, 2020

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1.*	$350,000,000 Credit Agreement, dated as of March 29, 2018, by and among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (Registrant)

Date: May 2, 2018	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)