Form 10-Q
period 2018-06-30
Fortune Brands Home & Security, Inc.
filed 2018-07-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 20, 2018 was 142,419,669.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2018 and 2017

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,683.6	$2,552.2	$1,429.0	$1,365.4
Cost of products sold	1,719.9	1,624.8	904.9	852.1
Selling, general and administrative expenses	627.7	582.4	316.5	292.8
Amortization of intangible assets	16.4	16.1	8.2	8.0
Loss on sale of product line (see Note 4)	—	2.4	—	2.4
Asset impairment charges	—	3.2	—	—
Restructuring charges	11.6	3.1	10.8	0.9

Operating income	308.0	320.2	188.6	209.2
Interest expense	32.1	24.2	17.4	12.3
Other income, net	(6.2)	(7.0)	(3.4)	(2.3)

Income before income taxes	282.1	303.0	174.6	199.2
Income taxes	77.3	85.3	44.9	58.9

Income from continuing operations, net of tax	204.8	217.7	129.7	140.3
Loss from discontinued operations, net of tax	(0.2)	(2.6)	—	(2.6)

Net income	204.6	215.1	129.7	137.7
Less: Noncontrolling interests	—	—	0.1	—

Net income attributable to Fortune Brands	$204.6	$215.1	$129.6	$137.7

Basic earnings per common share
Continuing operations	$1.39	$1.42	$0.89	$0.91
Discontinued operations	—	(0.02)	—	(0.02)

Net income attributable to Fortune Brands common shareholders	$1.39	$1.40	$0.89	$0.89
Diluted earnings per common share
Continuing operations	$1.37	$1.39	$0.88	$0.90
Discontinued operations	—	(0.02)	—	(0.02)

Net income attributable to Fortune Brands common shareholders	$1.37	$1.37	$0.88	$0.88
Comprehensive income	$190.6	$232.4	$112.4	$147.8

See notes to condensed consolidated financial statements.

             FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$345.5	$323.0
Accounts receivable, net	657.5	555.3
Inventories	627.0	580.8
Other current assets	175.5	142.6

Total current assets	1,805.5	1,601.7
Property, plant and equipment, net of accumulated depreciation	737.6	740.0
Goodwill	1,916.7	1,912.0
Other intangible assets, net of accumulated amortization	1,139.0	1,162.4
Other assets	98.3	95.3

Total assets	$5,697.1	$5,511.4

Liabilities and equity
Current liabilities
Short-term debt	$350.0	$—
Accounts payable	428.7	428.8
Other current liabilities	451.8	478.0

Total current liabilities	1,230.5	906.8
Long-term debt	1,793.3	1,507.6
Deferred income taxes	156.2	166.8
Accrued defined benefit plans	170.6	175.9
Other non-current liabilities	171.8	153.2

Total liabilities	3,522.4	2,910.3
Commitments and contingencies (see Note 18)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.8	1.7
Paid-in capital	2,751.5	2,724.9
Accumulated other comprehensive loss	(53.2)	(39.2)
Retained earnings	1,350.5	1,174.2
Treasury stock	(1,877.5)	(1,262.1)

Total Fortune Brands stockholders’ equity	2,173.1	2,599.5
Noncontrolling interests	1.6	1.6

Total equity	2,174.7	2,601.1

Total liabilities and equity	$5,697.1	$5,511.4

(a)	Common stock, par value $0.01 per share: 180.5 million shares and 179.8 million shares issued at June 30, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(In millions)

(Unaudited)

	2018	2017
Operating activities
Net income	$204.6	$215.1
Non-cash items affecting net income:
Depreciation	55.0	47.9
Amortization	16.4	16.1
Stock-based compensation	22.9	20.9
Deferred income taxes	(9.9)	5.6
Loss on sale of product line	—	2.4
Asset impairment charges	—	3.2
Amortization of deferred financing fees	1.0	1.0
Loss on sale of property, plant and equipment	1.8	—
Changes in assets and liabilities:
Increase in accounts receivable	(94.5)	(42.3)
Increase in inventories	(49.0)	(47.3)
Increase in accounts payable	12.3	3.4
Increase in other assets	(18.0)	(26.4)
Decrease in accrued expenses and other liabilities	(30.0)	(46.4)
Increase in accrued taxes	24.7	18.0

Net cash provided by operating activities	137.3	171.2

Investing activities
Capital expenditures(a)	(67.2)	(59.5)
Proceeds from disposition of assets	0.7	—
Proceeds from sale of product line	—	1.5
Cost of acquisitions, net of cash acquired	(5.8)	(0.1)

Net cash used in investing activities	(72.3)	(58.1)

Financing activities
Increase in short-term debt	350.0	—
Issuance of long-term debt	920.0	205.0
Repayment of long-term debt	(635.0)	(245.0)
Proceeds from the exercise of stock options	3.8	22.1
Treasury stock purchases	(602.7)	(32.7)
Employee withholding taxes paid related to stock-based compensation	(12.7)	(9.3)
Dividends to stockholders	(58.6)	(55.3)

Net cash used by financing activities	(35.2)	(115.2)

Effect of foreign exchange rate changes on cash	(7.3)	3.3

Net increase in cash and cash equivalents	$22.5	$1.2

Cash and cash equivalents at beginning of period	$323.0	$251.5
Cash and cash equivalents at end of period	$345.5	$252.7

(a)	Capital expenditures of $8.2 million and $11.8 million that have not been paid as of June 30, 2018 and 2017 respectively, were excluded from the Statements of Cash Flows.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2018 and 2017

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	215.1	—	—	215.1
Other comprehensive income	—	—	17.3	—	—	—	17.3
Stock options exercised	—	22.1	—	—	—	—	22.1
Stock-based compensation	—	20.9	—	—	(9.3)	—	11.6
Treasury stock purchase	—	—	—	—	(32.7)	—	(32.7)
Dividends ($0.18 per common share)	—	—	—	(27.7)	—	—	(27.7)

Balance at June 30, 2017	$1.7	$2,696.8	$(54.6)	$1,002.0	$(1,078.7)	$1.5	$2,568.7

Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	204.6	—	—	204.6
Other comprehensive loss	—	—	(14.0)	—	—	—	(14.0)
Stock options exercised	0.1	3.7	—	—	—	—	3.8
Stock-based compensation	—	22.9	—	—	(12.7)	—	10.2
Treasury stock purchase	—	—	—	—	(602.7)	—	(602.7)
Dividends ($0.20 per common share)	—	—	—	(28.3)	—	—	(28.3)

Balance at June 30, 2018	$1.8	$2,751.5	$(53.2)	$1,350.5	$(1,877.5)	$1.6	$2,174.7

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

The condensed consolidated balance sheet as of June 30, 2018, the related condensed consolidated statements of comprehensive income for the six and three months ended June 30, 2018 and 2017 and the related condensed consolidated statements of cash flows and equity for the six months ended June 30, 2018 and 2017 are unaudited. During the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As a result, we revised our previously reported condensed consolidated financial statements as of the six and three months ended June 30, 2017. See Note 12, “Defined Benefit Plans,” for further discussion. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 31, 2017 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In October 2017, we acquired Victoria +Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The financial results of both of the acquired companies were included in the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017 and in the Company’s consolidated statements of income and statements of cash flow for the six months ended June 30, 2018.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). We adopted ASU 2014-09 as of January 1, 2018 and for periods thereafter using the modified retrospective approach, which we applied to all contracts not completed as of January 1, 2018. The cumulative effect of adopting the new revenue standard was not material and no adjustment was recorded to retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the quarter ended June 30, 2018 and we do not expect it to have a material impact on revenue or net income on an ongoing basis.

A majority of our sales revenue continues to be recognized when products are shipped from our facilities to our customers. Previously, for certain products, we recognized sales revenue at destination as we determined risks and rewards transferred at that point. We now recognize sales revenue for these customers at the shipping point of the products consistent with the respective contractual terms.

See Note 11, “Revenue,” for further information.

Leases

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which clarify certain guidance included in ASU 2016-02 and introduces a new optional transition method. The standard is effective for annual periods beginning after December 15, 2018 (calendar year 2019 for Fortune Brands) and earlier application is permitted. The Company is evaluating its lease portfolio to assess the impact on its financial statements as well as on its accounting processes, internal controls and disclosures. We have not yet determined the impact of adopting the standard.

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Companies will present the other components (i.e., amortization of prior service cost/credits, interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. We adopted ASU 2014-09 as of January 1, 2018 and for periods thereafter using the retrospective approach. The adoption of this standard did not have a material effect on our financial statements. See Note 12 for further information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance provides a relief to entities that make non-substantive changes to their share-based payment awards and will result in fewer changes to the terms of an award being accounted for as modifications. We adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

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

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the current guidance companies are required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). We adopted the new standard beginning January 1, 2018 using a “modified retrospective” approach (i.e., with a cumulative adjustment to retained earnings at adoption). The adoption of this standard did not have a material effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016, the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value) and cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows for investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. We retrospectively adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

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

Clarifying Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05, which clarifies the scope and application of various standards for the sale of nonfinancial assets (e.g. PP&E including real estate, intangible assets, materials and supplies). The standard distinguishes between a sale to a customer versus a non-customer. Sales to customers are within the scope of the new revenue standard. It also clarifies a derecognition model for nonfinancial assets that do not represent a business. We adopted the new standard beginning January 1, 2018 consistent with the effective date for the new revenue recognition standard. The adoption of this standard did not have a material effect on our financial statements.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income as a result of U.S. tax reform. This guidance is effective for the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based arrangements with nonemployees. The new guidance generally aligns the accounting for share-based awards to nonemployees with the guidance for share-based awards to employees. The guidance is effective for the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our financial statements.

Codification Improvements

In July 2018, the FASB issued ASU 2018-09 which includes technical corrections, clarifications, and other minor improvements to various areas including business combinations, fair value measurements and hedging. The transition and effective date guidance is based on the fact and circumstances of each amendment. Some of the amendments in this standard were effective immediately, while others will be effective for the Company’s fiscal year beginning January 1, 2019. We do not expect the adoption of this guidance to have a material effect on our financial statements.

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2018	December 31, 2017
Inventories:
Raw materials and supplies	$229.6	$224.9
Work in process	61.2	58.3
Finished products	336.2	297.6

Total inventories	$627.0	$580.8
Property, plant and equipment, gross	$1,815.9	$1,780.4
Less: accumulated depreciation	1,078.3	1,040.4

Property, plant and equipment, net	$737.6	$740.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions and Dispositions

In October 2017, we acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The total combined consideration paid was approximately $132 million, including $5.8 million of additional purchase price consideration paid related to post-closing adjustments during the six months ended June 30, 2018. The combined consideration paid is subject to further certain post-closing adjustments and deferred acquisition payments. Net sales and operating income in the six and three months ended June 30, 2018 from these acquisitions were not material to the Company. We financed the transactions using cash on hand and borrowings under our existing revolving credit facility. The results of the operations are included in the Plumbing segment from the respective dates of acquisition. We do not expect any portion of goodwill to be deductible for income tax purposes.

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line formerly included in our Security segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $1,916.7 million and $1,912.0 million as of June 30, 2018 and December 31, 2017, respectively. The $4.7 million increase was primarily due to acquisition-related adjustments in our Plumbing segment, including $5.8 million of additional purchase price consideration paid during the six months ended June 30, 2018 related to our acquisition of Victoria + Albert, partially offset by foreign translation adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors	Security	Total Goodwill
Goodwill at December 31, 2017 (a)	$926.3	$745.2	$143.0	$97.5	$1,912.0
Year-to-date translation adjustments	(1.5)	(1.1)	—	(0.8)	(3.4)
Acquisition-related adjustments	—	8.1	—	—	8.1

Goodwill at June 30, 2018 (a)	$924.8	$752.2	$143.0	$96.7	$1,916.7

(a)	Net of accumulated impairment losses of $399.5 million in the Doors segment.

We also had net identifiable intangible assets, principally tradenames, of $1,139.0 million and $1,162.4 million as of June 30, 2018 and December 31, 2017, respectively. The $8.6 million decrease in gross identifiable intangible assets was primarily due to foreign translation adjustments and acquisition related adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

(In millions)	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$706.2	$—	$706.2	$709.9	$—	$709.9

Amortizable intangible assets
Tradenames	15.5	(10.8)	4.7	15.7	(9.9)	5.8
Customer and contractual relationships	658.9	(244.7)	414.2	663.8	(232.0)	431.8
Patents/proprietary technology	60.4	(46.5)	13.9	60.2	(45.3)	14.9

Total	734.8	(302.0)	432.8	739.7	(287.2)	452.5

Total identifiable intangibles	$1,441.0	$(302.0)	$1,139.0	$1,449.6	$(287.2)	$1,162.4

Amortizable identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful life, ranging from 2 to 20 years, based on the assessment of a number of factors that may impact useful life. These factors include historical and tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates and other relevant factors.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets (Continued)

In the first six months of 2018, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived tradenames. As of December 31, 2017, the fair value of two tradenames in the Cabinets segment exceeded their carrying value by less than 10%. Accordingly, a reduction in the estimated fair value of these tradenames could trigger an impairment. As of December 31, 2017, the total carrying value of these tradenames was $217.8 million. Factors influencing our fair value estimates of the tradenames are described in the following paragraph.

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

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement described below. As of June 30, 2018, we were in compliance with all covenants under this term loan.

In June 2016, the Company amended and restated its credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. The amendment and restatement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On June 30, 2018 and December 31, 2017, our outstanding borrowings under this facility were $900.0 million and $615.0 million, respectively. At June 30, 2018 and December 31, 2017, the current portion of long-term debt under this facility was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of June 30, 2018, we were in compliance with all covenants under this facility.

In June 2015, we issued $900 million of unsecured senior notes (“Senior Notes”) in a registered public offering. The Senior Notes consist of two tranches: $400 million of five-year notes due 2020 with a coupon of 3% and $500 million of ten-year notes due 2025 with a coupon of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On June 30, 2018 and December 31, 2017, the net carrying value of the Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $893.3 million and $892.6 million, respectively.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate, of which there were no outstanding balances as of June 30, 2018 and December 31, 2017.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2018 was $355.7 million. Based on foreign exchange rates as of June 30, 2018, we estimate that $1.2 million of net foreign currency derivative gains included in other accumulated comprehensive loss as of June 30, 2018 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 were as follows:

(In millions)		Fair Value
	Location	June 30, 2018	December 31, 2017
Assets
Foreign exchange contracts	Other current assets	$8.9	$0.8
Net investment hedges	Other current assets	0.5	—
Commodity contracts	Other current assets	—	0.2

	Total assets	$9.4	$1.0
Liabilities
Foreign exchange contracts	Other current liabilities	$1.9	$5.6
Commodity contracts	Other current liabilities	0.1	—
Net investment hedges	Other current liabilities	—	0.8

	Total current liabilities	$2.0	$6.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the six and three months ended June 30, 2018 and 2017 were as follows:

		Gain (Loss) Recognized in Income Six Months Ended June 30,
(In millions) Type of hedge	Location	2018	2017
Cash flow	Cost of products sold	$—	$1.0
Fair value	Other expense (income), net	1.4	(0.5)

Total		$1.4	$0.5

		Gain (Loss) Recognized in Income Three Months Ended June 30,
(In millions) Type of hedge	Location	2018	2017
Cash flow	Cost of products sold	$0.5	$1.6
Fair value	Other expense (income), net	1.5	0.6

Total		$2.0	$2.2

The effective portion of cash flow hedges recognized in other comprehensive income were net gains of $4.0 million and $3.7 million in the six months ended June 30, 2018 and 2017, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net losses of $0.3 million and $1.6 million in the three months ended June 30, 2018 and 2017, respectively. In the six and three months ended June 30, 2018 and 2017, the ineffective portion of cash flow hedges recognized in other (income) expense, net, was insignificant.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of June 30, 2018 and December 31, 2017 were as follows:

(In millions)	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$900.0	$900.0	$615.0	$615.0
Term Loan	350.0	350.0	—	—
Senior Notes	893.3	898.5	892.6	926.3

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

(In millions)	Fair Value
	June 30, 2018	December 31, 2017
Assets
Derivative financial instruments (level 2)	$9.4	$1.0
Deferred compensation program assets (level 2)	9.0	7.5

Total assets	$18.4	$8.5

Liabilities
Derivative financial instruments (level 2)	$2.0	$6.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive income (loss)	17.7	3.3	—	21.0
Amounts reclassified from accumulated other comprehensive loss	—	(0.5)	(3.2)	(3.7)

Net current-period other comprehensive income (loss)	17.7	2.8	(3.2)	17.3

Balance at June 30, 2017	$(10.3)	$2.2	$(46.5)	$(54.6)
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive income (loss)	(17.1)	2.9	0.2	(14.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—

Net current-period other comprehensive (loss) income	(17.1)	2.9	0.2	(14.0)

Balance at June 30, 2018	$(11.3)	$0.5	$(42.4)	$(53.2)

(a)	See Note 12, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the six and three months ended June 30, 2018 and 2017 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2018	2017
Gains (losses) on cash flow hedges
Foreign exchange contracts	$—	$1.0	Cost of products sold

	—	1.0	Total before tax
	—	(0.5)	Tax expense

	$—	$0.5	Net of tax
Defined benefit plan items
Recognition of prior service credits	$—	$5.1	(a)

	—	5.1	Total before tax
	—	(1.9)	Tax expense

	$—	$3.2	Net of tax

Total reclassifications for the period	$—	$3.7	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2018	2017
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.5	$1.7	Cost of products sold
Commodity contracts	—	(0.1)	Cost of products sold

	0.5	1.6	Total before tax
	(0.2)	(0.5)	Tax expense

	$0.3	$1.1	Net of tax
Defined benefit plan items
Recognition of prior service credits	$—	$2.1	(a)

	—	2.1	Total before tax
	—	(0.7)	Tax expense

	$—	$1.4	Net of tax

Total reclassifications for the period	$0.3	$2.5	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 12, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Revenue

Our principal performance obligations are the sale of kitchen and bath cabinets, faucets and accessories, fiberglass and steel entry-door systems and locks, safes, safety and security devices (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers. For the majority of our sales, we recognize revenue at the point in time when we ship product from our facilities to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 14, “Product Warranties,” for further discussion.

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $12.4 million as of June 30, 2018. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were immaterial as of June 30, 2018.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the six and three months ended June 30, 2018.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)
	Six Months Ended June 30,	Three Months Ended June 30,
	2018	2018
Wholesalers (1)	$1,268.7	$683.1
Home Center retailers(2)	724.7	375.0
Other retailers (3)	157.2	81.1
Builder direct	110.1	58.6

U.S. net sales	2,260.7	1,197.8
International (4)	422.9	231.2

Net sales	$2,683.6	$1,429.0

(1)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(2)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(3)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(4)	Represents sales in markets outside the United States, principally in China, Canada, Europe and Mexico.

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

The components of net periodic benefit cost for pension and postretirement benefits for the six and three months ended June 30, 2018 and 2017 were as follows:

(In millions)	Six Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$0.3	$0.3	$—	$—
Interest cost	15.3	16.7	—	—
Expected return on plan assets	(20.5)	(18.7)	—	—
Recognition of prior service credits	—	—	—	(5.1)

Net periodic benefit income	$(4.9)	$(1.7)	$—	$(5.1)

(In millions)	Three Months Ended June 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$0.1	$0.2	$—	$—
Interest cost	7.7	8.3	—	—
Expected return on plan assets	(10.2)	(9.4)	—	—
Recognition of prior service credits	—	—	—	(2.1)

Net periodic benefit income	$(2.4)	$(0.9)	$—	$(2.1)

Service cost for 2018 relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the defined benefit plan non-service related costs outside the operating income subtotal. The new guidance was applied retrospectively in the condensed consolidated statement of comprehensive income. As a result, we reclassified $7.1 million of income from the operating income subtotal to the other income, net subtotal in the six months ended June 30, 2017 and $3.2 in the three months ended June 30, 2017. The retrospective impact of adopting ASU 2017-07 on the six and three months ended June 30, 2017 was as follows:

(In millions)
	Six Months Ended June 30	Three Months Ended June 30,
	2017	2017
Increase to cost of products sold	$5.1	$2.2
Increase to selling, general and administrative expenses	2.0	1.0

Decrease to operating income	$(7.1)	$(3.2)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Income Taxes

The effective income tax rates for the six months ended June 30, 2018 and 2017 were 27.4% and 28.2%, respectively. The effective income tax rate in 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and a benefit associated with the U.S. research and development credit. The effective income tax rate in 2018 was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Act, the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state and local taxes, and increases to uncertain tax positions.

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

The effective income tax rates for the three months ended June 30, 2018 and 2017 were 25.7% and 29.6%, respectively. The effective income tax rate for the three months ended June 30, 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and a benefit associated with the U.S. research and development credit. The effective income tax rate for the three months ended June 30, 2018 was unfavorably impacted by the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state and local taxes, and increases to uncertain tax positions.

The effective income tax rate for the three months ended June 30, 2017 was favorably impacted by a tax benefit attributable to the share-based compensation deduction, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued which deals with the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate. Due to additional guidance received in the first quarter of 2018 and additional analysis, an unfavorable adjustment of $5.4 million, impacting the six months ended June 30, 2018 was recorded to income tax expense during the first quarter of 2018. As of June 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Act.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2.0 million to $11.0 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2018 and 2017.

(In millions)	Six Months Ended June 30,
	2018	2017
Reserve balance at January 1,	$17.2	$16.2
Provision for warranties issued	12.6	13.1
Settlements made (in cash or in kind)	(12.8)	(13.3)

Reserve balance at June 30,	$17.0	$16.0

15.	Information on Business Segments

Net sales and operating income for the six and three months ended June 30, 2018 and 2017 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2018	2017	% Change vs. Prior Year
Net Sales
Cabinets	$1,194.8	$1,227.0	(2.6)%
Plumbing	933.4	813.2	14.8
Doors	270.5	235.7	14.8
Security	284.9	276.3	3.1

Net sales	$2,683.6	$2,552.2	5.1%

Operating Income
Cabinets	$93.5	$135.7	(31.1)%
Plumbing (a)	183.7	168.4	9.1
Doors	41.0	30.7	33.6
Security	32.5	28.7	13.2
Less: Corporate expenses (a)	(42.7)	(43.3)	1.4

Operating income	$308.0	$320.2	(3.8)%

(a)	We revised our previously reported results for the six months ended June 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Information on Business Segments (Continued)

(In millions)	Three Months Ended June 30,
	2018	2017	% Change vs. Prior Year
Net Sales
Cabinets	$637.6	$653.4	(2.4)%
Plumbing	483.7	434.8	11.2
Doors	160.2	133.5	20.0
Security	147.5	143.7	2.6

Net sales	$1,429.0	$1,365.4	4.7%

Operating Income
Cabinets	$69.4	$88.7	(21.8)%
Plumbing (a)	95.3	101.2	(5.8)
Doors	27.9	22.5	24.0
Security	17.4	18.6	(6.5)
Less: Corporate expenses (a)	(21.4)	(21.8)	1.8

Operating income	$188.6	$209.2	(9.8)%

(a)	We revised our previously reported results for the three months ended June 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2018 and 2017 are shown below.

(In millions)	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$7.6	$4.3	$11.9	$—	$—	$—
Plumbing	1.5	0.1	1.6	1.6	—	1.6
Doors	0.8	—	0.8	(0.2)	0.1	(0.1)
Security	1.7	1.0	2.7	1.7	0.6	2.3

Total	$11.6	$5.4	$17.0	$3.1	$0.7	$3.8

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities, gains or losses on the sale of previously closed facilities and forfeiture of stock based compensation related to workforce reduction actions.

Restructuring and other charges in the first six months of 2018 largely related to severance costs within our Cabinets, Security and Plumbing segments and our initiatives to consolidate our manufacturing footprint in our Cabinets segment. Restructuring and other charges in the first six months of 2017 largely related to severance costs within our Security and Plumbing segments.

(In millions)	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$7.3	$4.5	$11.8	$—	$—	$—
Plumbing	1.7	0.1	1.8	0.2	—	0.2
Doors	0.1	—	0.1	—	0.1	0.1
Security	1.7	0.9	2.6	0.7	(0.1)	0.6

Total	$10.8	$5.5	$16.3	$0.9	$—	$0.9

(a)	“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities, gains or losses on the sale of previously closed facilities and forfeiture of stock based compensation related to workforce reduction actions.

Restructuring and other charges in the second quarter of 2018 primarily resulted from severance costs within our Cabinets, Security and Plumbing segments and our initiatives to consolidate our manufacturing footprint in our Cabinets segment. Restructuring and other charges in the second quarter of 2017 primarily resulted from severance costs and charges associated with supply chain initiatives within our Security segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/17	2018 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 6/30/18
Workforce reduction costs	$5.0	$11.1	$(3.7)	$—	$12.4
Other	0.8	0.5	(0.5)	(0.6)	0.2

	$5.8	$11.6	$(4.2)	$(0.6)	$12.6

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 6/30/17
Workforce reduction costs	$2.4	$2.6	$(2.1)	$—	$2.9
Other	0.6	0.5	(0.9)	—	0.2

	$3.0	$3.1	$(3.0)	$—	$3.1

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations, net of tax	$204.8	$217.7	$129.7	$140.3
Less: Noncontrolling interest	—	—	0.1	—

Income from continuing operations for EPS	$204.8	$217.7	$129.6	$140.3
Loss from discontinued operations, net of tax	(0.2)	(2.6)	—	(2.6)

Net income attributable to Fortune Brands	$204.6	$215.1	$129.6	$137.7

Earnings per common share
Basic
Continuing operations	$1.39	$1.42	$0.89	$0.91
Discontinued operations	—	(0.02)	—	(0.02)

Net income attributable to Fortune Brands common stockholders	$1.39	$1.40	$0.89	$0.89
Diluted
Continuing operations	$1.37	$1.39	$0.88	$0.90
Discontinued operations	—	(0.02)	—	(0.02)

Net income attributable to Fortune Brands common stockholders	$1.37	$1.37	$0.88	$0.88
Basic average shares outstanding	147.4	153.7	144.9	154.2
Stock-based awards	2.0	2.7	1.8	2.4

Diluted average shares outstanding	149.4	156.4	146.7	156.6
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.0	0.6	1.5	0.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three and six months ended June 30, 2018 and 2017. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

19.	Subsequent Events

On July 13, 2018, the Company’s Board of Directors authorized the repurchase of up to $400 million of shares of the Company’s common stock over the two years ending July 13, 2020. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In July 2018, we publicly announced an internal reorganization to combine our Doors and Security segments under common leadership to drive innovation, accelerate product development, and enhance investments and business processes. In conjunction with the reorganization, we changed how our chief operating decision maker evaluates and allocates resources for the combined business. As a result, starting in the third quarter of 2018, we will have a new reportable segment – Doors and Security. Reporting for the new Doors and Security segment will begin in the third quarter of 2018 with historical financial segment information restated prospectively to conform to the new segment presentation.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding planned business strategies, anticipated market potential, future financial performance, pension contributions, the anticipated effects of the combination of our Doors and Security businesses and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired businesses, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our defined benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to, and expressly disclaim any such obligation to, update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or changes to future results over time or otherwise, except as required by law.

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

In July 2018, we publicly announced an internal reorganization to combine our Doors and Security segments under common leadership to drive innovation, accelerate product development, and enhance investments and business processes. In conjunction with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources for the combined business. As a result, starting in the third quarter of 2018, we will have a new reportable segment – Doors and Security. Reporting for the new Doors and Security segment will begin in the third quarter of 2018 with historical financial segment information restated prospectively to conform to the new segment presentation.

In October 2017, we acquired Victoria +Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The total combined consideration paid was approximately $132 million, subject to certain post-closing adjustments and deferred acquisition payments. We financed both of the acquisitions using cash on hand and borrowings under our revolving credit facility. These transactions broadened our plumbing portfolio and enhanced future growth opportunities.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2018 Compared To Six Months Ended June 30, 2017

	Net Sales
(In millions)	2018	2017	% Change vs. Prior Year

Cabinets	$1,194.8	$1,227.0	(2.6)%
Plumbing	933.4	813.2	14.8
Doors	270.5	235.7	14.8
Security	284.9	276.3	3.1

Net sales	$2,683.6	$2,552.2	5.1%

	Operating Income
	2018	2017	% Change vs. Prior Year
Cabinets	$93.5	$135.7	(31.1)%
Plumbing (a)	183.7	168.4	9.1
Doors	41.0	30.7	33.6
Security	32.5	28.7	13.2
Less: Corporate expenses (a)	(42.7)	(43.3)	1.4

Operating income	$308.0	$320.2	(3.8)%

(a)	We revised our previously reported results for the six months ended June 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $131.4 million, or 5.1%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products as well as higher international sales principally in China and Canada, price increases to help mitigate cumulative raw material cost increases, the benefit from new product introductions, favorable foreign exchange of approximately $21 million and the benefit from the 2017 acquisitions in our Plumbing segment. These benefits were partially offset by unfavorable mix as well as unfavorable weather conditions affecting our U.S. market performance.

Cost of products sold

Cost of products sold increased $95.1 million, or 5.9%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and increased commodity costs partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $45.3 million, or 7.8%, due to higher employee-related costs as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Loss on sale of product line

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million during the second quarter of 2017.

Amortization of intangible assets

Amortization of intangible assets increased $0.3 million due to the 2017 acquisitions in our Plumbing segment offset by a decrease related to a definite-lived customer relationship intangible that was fully amortized during the second quarter of 2017.

Asset impairment charges

Asset impairment charges of $3.2 million during the first quarter of 2017 related to our decision to sell Field ID.

Restructuring charges

Restructuring charges of $11.6 million in the six months ended June 30, 2018 primarily related to costs associated with our initiatives to consolidate our manufacturing footprint in our Cabinets segment, in addition to severance costs within our Security, Plumbing and Doors segments. Restructuring charges of $3.1 million in the six months ended June 30, 2017 primarily related to severance costs within our Security and Plumbing segments.

Operating income

Operating income decreased $12.2 million, or 3.8%, primarily due to increased restructuring and other charges, commodity cost inflation, unfavorable mix, and higher employee-related costs. These benefits were partially offset by higher net sales and productivity improvements.

Interest expense

Interest expense increased $7.9 million to $32.1 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $6.2 million in the six months ended June 30, 2018, compared to income of $7.0 million in the six months ended June 30, 2017. The decrease in other income, net is primarily due to lower defined benefit plan income in 2018 ($1.9 million decrease).

Income taxes

The effective income tax rates for the six months ended June 30, 2018 and 2017 were 27.4% and 28.2%, respectively. The effective income tax rate in 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and a benefit associated with the U.S. research and development credit. The effective income tax rate in 2018 was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Act, the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state and local taxes, and increases to uncertain tax positions.

RESULTS OF OPERATIONS (Continued)

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

Net income from continuing operations

Net income from continuing operations was $204.8 million in the six months ended June 30, 2018 compared to $217.7 million in the six months ended June 30, 2017. The decrease of $12.9 million was primarily due to lower operating income and higher interest expense partially offset by lower income tax.

Loss from discontinued operations

The loss from discontinued operations was $0.2 and $2.6 million in the six months ended June 30, 2018 and 2017, respectively. The loss on discontinued operations in the six months ended June 30, 2018 and 2017 is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

Results By Segment

Cabinets

Net sales decreased $32.2 million, or 2.6%, predominantly due to the impact of exiting a customer relationship, unfavorable weather conditions affecting our U.S. market performance and unfavorable mix. These factors were partly offset by the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income decreased $42.2 million, or 31.1%, due to lower net sales, including the impact of underutilization of our fixed cost base and unfavorable mix, higher restructuring and other charges of $11.9 million to consolidate our manufacturing footprint and increased headcount-related costs partially offset by the benefit from productivity improvements.

Plumbing

Net sales increased $120.2 million, or 14.8% due to higher sales unit volume, new product introductions across our distribution channels, the benefit from the 2017 acquisitions of Victoria & Albert and Shaws and higher sales in international markets, principally in China and Canada. Foreign exchange was favorable by approximately $14 million. These benefits were slightly offset by higher sales rebates tied to higher sales volumes.

Operating income increased $15.3 million, or 9.1%, due to the higher net sales and benefit from productivity improvements. These benefits were partially offset by commodity cost inflation, higher employee-related, advertising and marketing costs, and higher amortization of the acquisition-related inventory fair value adjustment related to our acquisitions. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during the first six months of 2018 and the reclassification of approximately $5.1 million from Plumbing operating income to other income, net.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Doors

Net sales increased $34.8 million, or 14.8%, due to share gains, including the benefit from new product introductions, higher sales volume driven primarily by continuing improvement in the U.S. home products market, price increases to help mitigate cumulative raw material cost increases and favorable product mix.

Operating income increased $10.3 million, or 33.6%, due to the higher net sales, and leveraging the sales on our existing fixed cost base.

Security

Net sales increased $8.6 million, or 3.1%, due to higher sales volume, the impact from favorable foreign exchange and price increases to help mitigate cumulative raw material cost increases partly offset by the impact of our exiting of two product lines in our commercial distribution channel.

Operating income increased $3.8 million, or 13.2%, due to higher net sales, the absence in 2018 of charges related to the sale of Field ID and productivity improvements. These benefits were partly offset by higher commodity costs and employee-related costs.

Corporate

Corporate expenses decreased by $0.6 million. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during the first quarter of 2018 and the related reclassification of approximately $2.0 million from Corporate expenses to other income, net.

RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2018 Compared To Three Months Ended June 30, 2017

	Net Sales
(In millions)	2018	2017	% Change vs. Prior Year

Cabinets	$637.6	$653.4	(2.4)%
Plumbing	483.7	434.8	11.2
Doors	160.2	133.5	20.0
Security	147.5	143.7	2.6

Net sales	$1,429.0	$1,365.4	4.7%

	Operating Income
	2018	2017	% Change vs. Prior Year
Cabinets	$69.4	$88.7	(21.8)%
Plumbing (a)	95.3	101.2	(5.8)
Doors	27.9	22.5	24.0
Security	17.4	18.6	(6.5)
Less: Corporate expenses (a)	(21.4)	(21.8)	1.8

Operating income	$188.6	$209.2	(9.8)%

(a)	We revised our previously reported results for the three months ended June 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $63.6 million, or 4.7%. The increase was due to higher sales volume primarily from the continuing improvement in U.S. market conditions for home products as well as higher international sales principally in China and Canada, the benefit from new product introductions, price increases to help mitigate cumulative raw material cost increases, the benefit from the 2017 acquisitions in our Plumbing segment and favorable foreign exchange of approximately $11 million. These benefits were partially offset by unfavorable mix.

Cost of products sold

Cost of products sold increased $52.8 million, or 6.2%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and increased commodity costs partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $23.7 million, or 8.1%, due to higher employee-related costs as well as the impact of the acquisitions in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Loss on sale of product line

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Security segment. We recorded a pre-tax loss of $2.4 million during the second quarter of 2017.

Amortization of intangible assets

Amortization of intangible assets increased $0.2 million due to the 2017 acquisitions in our Plumbing segment offset by a decrease related to a definite-lived customer relationship intangible that was fully amortized during the second quarter of 2017.

Restructuring charges

Restructuring charges in the three months ended June 30, 2018 and 2017 were $10.8 million and $0.9 million, respectively. Restructuring charges in the three months ended June 30, 2018 primarily related to costs associated with our initiatives to consolidate our manufacturing footprint in our Cabinets segment, in addition to severance costs within our Plumbing and Security segments. Restructuring charges in the three months ended June 30, 2017 primarily related to severance costs and charges associated with supply chain initiatives within our Security segment.

Operating income

Operating income decreased $20.6 million, or 9.8%, primarily due to increased restructuring and other charges, commodity cost inflation, unfavorable mix, and higher employee-related costs. These benefits were partially offset by higher net sales and productivity improvements.

Interest expense

Interest expense increased $5.1 million to $17.4 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $3.4 million in the three months ended June 30, 2018, compared to income of $2.3 million in the three months ended June 30, 2017. The decrease in other income, net is primarily due to lower defined benefit plan income in 2018 ($0.6 million decrease).

Income taxes

The effective income tax rates for the three months ended June 30, 2018 and 2017 were 25.7% and 29.6%, respectively. The effective income tax rate for the three months ended June 30, 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and a benefit associated with the U.S. research and development credit. The effective income tax rate for the three months ended June 30, 2018 was unfavorably impacted by the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state and local taxes, and increases to uncertain tax positions.

The effective income tax rate for the three months ended June 30, 2017 was favorably impacted by a tax benefit attributable to the share-based compensation deduction, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

RESULTS OF OPERATIONS (Continued)

Net income from continuing operations

Net income from continuing operations was $129.7 million in the three months ended June 30, 2018 compared to $140.3 million in the three months ended June 30, 2017. The decrease of $10.6 million was primarily due to lower operating income, and higher interest expense partially offset by lower income tax.

Loss from discontinued operations

The loss from discontinued operations of $2.6 million in the three months ended June 30, 2017 is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

Results By Segment

Cabinets

Net sales decreased $15.8 million, or 2.4%, predominantly due to the impact of exiting a customer relationship and unfavorable mix. These factors were partly offset by the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income decreased $19.3 million, or 21.8%, due to the lower net sales, including the impact of underutilization of our fixed cost base and unfavorable mix, higher restructuring and other charges of $11.8 million to consolidate our manufacturing footprint and increased headcount-related costs partially offset by the benefit from productivity improvements.

Plumbing

Net sales increased $48.9 million, or 11.2% due to higher sales unit volume, new product introductions across our distribution channels, the benefit from the 2017 acquisitions of Victoria & Albert and Shaws and higher sales in international markets, principally in China and Canada. Foreign exchange was favorable by approximately $7 million. These benefits were slightly offset by higher sales rebates tied to higher sales volumes.

Operating income decreased $5.9 million, or 5.8%, due to commodity cost inflation, higher employee-related costs, amortization of the acquisition-related inventory fair value adjustment ($1.7 million) related to our 2017 acquisitions and higher restructuring and other charges ($1.6 million). These factors were partly offset by higher net sales and benefit from productivity improvements. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during the second quarter of 2018 and the reclassification of approximately $2.1 million from Plumbing operating income to other income, net.

Doors

Net sales increased $26.7 million, or 20.0%, due to share gains, including new product introductions, higher sales volume driven primarily by continuing improvement in the U.S. home products market and price increases to help mitigate cumulative raw material cost increases.

RESULTS OF OPERATIONS (Continued)

Results By Segment (Continued)

Operating income increased $5.4 million, or 24.0%, due to the higher net sales, and leveraging the sales on our existing fixed cost base.

Security

Net sales increased $3.8 million, or 2.6%, due to higher sales volume and favorable foreign exchange partly offset by the impact of exiting two product lines in our commercial distribution channel.

Operating income decreased $1.2 million, or 6.5%, due to higher commodity costs, higher restructuring and other charges ($2.0 million), unfavorable mix and employee-related costs. These factors were partially offset by benefits from the higher sales volume and productivity improvements.

Corporate

Corporate expenses decreased by $0.4 million. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during the first quarter of 2018 and the related reclassification of approximately $1.1 million from Corporate expenses to other income, net.

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

On April 30, 2018, our Board of Directors authorized the repurchase of up to $150 million of shares of our common stock over the two years ending April 30, 2020. During the six months ended on June 30, 2018, we repurchased 10.0 million shares of our common stock under the Company’s share repurchase programs for $602.7 million. As of June 30, 2018, the Company’s total remaining share repurchase authorization under the repurchase programs was approximately $105.7 million. On July 13, 2018, our Board of Directors authorized the repurchase of up to $400 million of shares of our common stock over the two years ending July 13, 2020. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of June 30, 2018, we were in compliance with all covenants under this term loan.

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

Acquisitions in 2017 included:

•	In October 2017, the Company acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The combined consideration paid was approximately $132 million, including $5.8 million of additional purchase price consideration paid related to post-closing adjustments during the six months ended June 30, 2018. The combined consideration paid is subject to further certain post-closing adjustments and deferred acquisition payments. The results of operations of the acquired companies are included in the Plumbing segment from the respective dates of acquisition. We financed the transactions using cash on hand and borrowings under our revolving credit facility.

On June 30, 2018, we had cash and cash equivalents of $345.5 million, of which $276.1 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as under the 2011 credit agreement. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. At June 30, 2018, we were in compliance with all covenants under this facility.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2018 and 2017.

(In millions)	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$137.3	$171.2
Net cash used in investing activities	(72.3)	(58.1)
Net cash (used) provided by financing activities	(35.2)	(115.2)
Effect of foreign exchange rate changes on cash	(7.3)	3.3

Net increase in cash and cash equivalents	$22.5	$1.2

Net cash provided by operating activities was $137.3 million in the six months ended June 30, 2018 compared to $171.2 million in the six months ended June 30, 2017. The decrease in cash provided of $33.9 million was primarily due to lower net income and higher build in working capital mainly driven by higher accounts receivable in 2018 compared to 2017.

Net cash used in investing activities was $72.3 million in the six months ended June 30, 2018 compared to $58.1 million in the six months ended June 30, 2017. The increase in cash used of $14.2 million was primarily due to $7.7 million of higher capital spending and a $5.7 million increase in cost of acquisitions.

Net cash used by financing activities was $35.2 million in the six months ended June 30, 2018 compared to $115.2 million in the six months ended June 30, 2017. The decrease in cash used of $80.0 million was primarily due to higher net borrowings in 2018 compared to 2017 ($675.0 million increase), partly offset by higher share repurchases in 2018 compared to 2017 ($570.0 million increase).

Pension Plans

Subsidiaries of Fortune Brands Home & Security, Inc. sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2017, the fair value of our total pension plan assets was $656.6 million, representing 79% of the accumulated benefit obligation liability. During 2017, we contributed our 2018 minimum required contribution of approximately $6.4 million. During 2018, we may make an additional voluntary contribution of up to approximately $25 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom, France, Australia and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

The adoption of recent accounting standards, as discussed in Note 2, “Recently Issued Accounting Standards,” to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six months ended June 30, 2018 and 2017. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2018	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	840,464	$58.63	840,464	$308,995,372
May 1 – May 31	2,381,663	56.97	2,381,663	173,301,711
June 1 – June 30	1,194,838	56.57	1,194,838	105,708,670

Total	4,416,965	$57.18	4,416,965

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
February 28, 2017	March 1, 2017	$300 million	February 28, 2019
December 8, 2017	December 11, 2017	$250 million	December 8, 2019
April 30, 2018	April 30, 2018	$150 million	April 30, 2020
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.**	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (Registrant)

Date: July 31, 2018	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)