Form 10-Q
period 2018-09-30
Fortune Brands Home & Security, Inc.
filed 2018-11-08
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 19, 2018 was 141,404,857.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2018 and 2017

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Net sales	$4,064.4	$3,900.8	$1,380.8	$1,348.6
Cost of products sold	2,606.8	2,468.1	886.9	843.3
Selling, general and administrative expenses	932.8	880.3	305.1	297.9
Amortization of intangible assets	25.3	23.6	8.9	7.5
Loss on sale of product line (see Note 4)	—	2.4	—	—
Asset impairment charges	27.1	3.2	27.1	—
Restructuring charges	17.3	3.5	5.7	0.4

Operating income	455.1	519.7	147.1	199.5
Interest expense	51.1	36.5	19.0	12.3
Other income, net	(15.8)	(9.2)	(9.6)	(2.2)

Income before income taxes	419.8	492.4	137.7	189.4
Income taxes	115.1	145.1	37.8	59.8

Income from continuing operations, net of tax	304.7	347.3	99.9	129.6
Loss from discontinued operations , net of tax	(0.2)	(2.6)	—	—

Net income	304.5	344.7	99.9	129.6
Less: Noncontrolling interests	0.1	0.1	0.1	0.1

Net income attributable to Fortune Brands	$304.4	$344.6	$99.8	$129.5

Basic earnings per common share
Continuing operations	$2.09	$2.26	$0.70	$0.84
Discontinued operations	—	(0.02)	—	—

Net income attributable to Fortune Brands common shareholders	$2.09	$2.24	$0.70	$0.84
Diluted earnings per common share
Continuing operations	$2.06	$2.22	$0.69	$0.83
Discontinued operations	—	(0.02)	—	—

Net income attributable to Fortune Brands common shareholders	$2.06	$2.20	$0.69	$0.83
Comprehensive income	$298.0	$391.1	$107.4	$158.7

See notes to condensed consolidated financial statements.

            FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$389.9	$323.0
Accounts receivable, net	635.4	555.3
Inventories	684.3	580.8
Other current assets	180.6	142.6

Total current assets	1,890.2	1,601.7
Property, plant and equipment, net of accumulated depreciation	776.3	740.0
Goodwill	2,063.3	1,912.0
Other intangible assets, net of accumulated amortization	1,333.8	1,162.4
Other assets	106.1	95.3

Total assets	$6,169.7	$5,511.4

Liabilities and equity
Current liabilities
Short-term debt	$525.0	$—
Accounts payable	437.7	428.8
Other current liabilities	488.9	478.0

Total current liabilities	1,451.6	906.8
Long-term debt	1,988.4	1,507.6
Deferred income taxes	149.2	166.8
Accrued defined benefit plans	162.1	175.9
Other non-current liabilities	184.8	153.2

Total liabilities	3,936.1	2,910.3
Commitments and contingencies (see Note 18)
Equity
Fortune Brands stockholders’ equity
Common stock(a)	1.8	1.7
Paid-in capital	2,760.8	2,724.9
Accumulated other comprehensive loss	(45.7)	(39.2)
Retained earnings	1,393.4	1,174.2
Treasury stock	(1,878.4)	(1,262.1)

Total Fortune Brands stockholders’ equity	2,231.9	2,599.5
Noncontrolling interests	1.7	1.6

Total equity	2,233.6	2,601.1

Total liabilities and equity	$6,169.7	$5,511.4

(a)	Common stock, par value $0.01 per share: 180.6 million shares and 179.8 million shares issued at September 30, 2018 and December 31, 2017, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(In millions)

(Unaudited)

	2018	2017
Operating activities
Net income	$304.5	$344.7
Non-cash items affecting net income:
Depreciation	83.6	72.7
Amortization	25.3	23.6
Stock-based compensation	31.9	32.7
Recognition of actuarial losses (gains)	0.3	(1.3)
Deferred income taxes	(11.4)	8.2
Loss on sale of product line	—	2.4
Asset impairment charges	27.1	3.2
Amortization of deferred financing fees	1.5	1.5
Loss on sale of property, plant and equipment	1.9	0.3
Changes in assets and liabilities:
Increase in accounts receivable	(52.0)	(34.5)
Increase in inventories	(50.8)	(60.7)
Increase (decrease) in accounts payable	6.4	(3.5)
Increase in other assets	(19.6)	(28.0)
Decrease in accrued expenses and other liabilities	(7.3)	(23.9)
Increase in accrued taxes	2.3	15.2

Net cash provided by operating activities	343.7	352.6

Investing activities
Capital expenditures(a)	(106.5)	(95.5)
Proceeds from disposition of assets	1.3	0.2
Proceeds from sale of product line	—	1.5
Cost of acquisitions, net of cash acquired	(466.0)	(19.4)
Other investing activities, net	2.8	—

Net cash used in investing activities	(568.4)	(113.2)

Financing activities
Increase in short-term debt	525.0	—
Issuance of long-term debt	2,091.2	375.0
Repayment of long-term debt	(1,610.0)	(345.0)
Proceeds from the exercise of stock options	4.1	25.8
Treasury stock purchases	(602.7)	(173.7)
Employee withholding taxes paid related to stock-based compensation	(13.6)	(10.2)
Deferred acquisition payment	—	(12.4)
Dividends to stockholders	(87.1)	(82.7)
Other financing, net	0.5	(0.3)

Net cash provided by (used in) financing activities	307.4	(223.5)

Effect of foreign exchange rate changes on cash	(7.8)	9.7

Net increase in cash and cash equivalents	$74.9	$25.6

Cash, cash equivalents and restricted cash(b) at beginning of period	$323.0	$251.5
Cash, cash equivalents and restricted cash(b) at end of period	$397.9	$277.1

(a)	Capital expenditures of $9.1 million and $11.3 million that have not been paid as of September 30, 2018 and 2017, respectively, were excluded from the Statements of Cash Flows.
(b)

Restricted cash of $0.9 and $7.1 million is included in Other current assets and Other assets, respectively, as of September 30, 2018 within our Condensed Consolidated Balance Sheet. There was no restricted cash as of December 31, 2017.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	344.6	—	0.1	344.7
Other comprehensive income	—	—	46.4	—	—	—	46.4
Stock options exercised	—	25.7	—	—	—	—	25.7
Stock-based compensation	—	32.7	—	—	(10.2)	—	22.5
Treasury stock purchase	—	—	—	—	(173.7)	—	(173.7)
Dividends ($0.54 per common share)	—	—	—	(82.7)	—	—	(82.7)

Balance at September 30, 2017	$1.7	$2,712.2	$(25.5)	$1,076.5	$(1,220.6)	$1.6	$2,545.9

Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	304.4	—	0.1	304.5
Other comprehensive loss	—	—	(6.5)	—	—	—	(6.5)
Stock options exercised	0.1	4.0	—	—	—	—	4.1
Stock-based compensation	—	31.9	—	—	(13.6)	—	18.3
Treasury stock purchase	—	—	—	—	(602.7)	—	(602.7)
Dividends ($0.60 per common share)	—	—	—	(85.2)	—	—	(85.2)

Balance at September 30, 2018	$1.8	$2,760.8	$(45.7)	$1,393.4	$(1,878.4)	$1.7	$2,233.6

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

The condensed consolidated balance sheet as of September 30, 2018, the related condensed consolidated statements of comprehensive income for the nine and three months ended September 30, 2018 and 2017 and the related condensed consolidated statements of cash flows and equity for the nine months ended September 30, 2018 and 2017 are unaudited. During the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As a result, we revised our previously reported condensed consolidated financial statements as of the nine and three months ended September 30, 2017. See Note 12, “Defined Benefit Plans,” for further discussion. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

In September 2018, we acquired 100% of membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. Net sales and operating income in the three and nine months ended September 30, 2018 were not material to the Company. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. The results of operations are included in the Doors & Security segment.

In July 2018, we publicly announced an internal reorganization to combine our Doors & Security segments under common leadership to drive innovation, accelerate product development, and enhance investments and business processes. In conjunction with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources for the combined business. Reporting for the new Doors & Security segment began in the third quarter of 2018 and historical financial segment information has been restated to conform to the new segment presentation.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2017, we acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The financial results of both of the acquired companies were included in the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017 and in the Company’s consolidated statements of income for the nine and three months ended September 30, 2018, and statements of cash flow for the nine months ended September 30, 2018.

2.	Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. The standard is effective for annual reporting periods beginning after December 15, 2017 (calendar year 2018 for Fortune Brands). We adopted ASU 2014-09 as of January 1, 2018 and for periods thereafter using the modified retrospective approach, which we applied to all contracts not completed as of January 1, 2018. The cumulative effect of adopting the new revenue standard was not material and no adjustment was recorded to retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the quarter ended September 30, 2018 and we do not expect it to have a material impact on revenue or net income on an ongoing basis.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We plan to adopt the standard in the first quarter of 2019 using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. We will elect to implement the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the lease term for existing leases with renewal options. We will make an accounting policy election to not recognize leases with an initial term of less than twelve months on the balance sheet and we will recognize the related lease payments as expense in the statement of comprehensive income on a straight-line basis over the lease term.

While we are continuing to assess all potential impacts of the standard, we have completed our scoping reviews, identified our significant leases by segment and by asset type, and made progress in developing accounting policies upon adoption of the standard. We have also developed and implemented a lease data extraction strategy and commenced data extraction efforts. Furthermore, we have implemented an accounting system to support the future state leasing process and have started to develop our future state process design as part of the overall system implementation. Upon adoption, we expect to recognize a lease liability, with an offsetting increase to right-of-use assets. Any difference between the lease liability and right-of-use asset recognized will be recorded as an adjustment to retained earnings. We do not expect the standard to materially affect our consolidated net income.

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

Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, which requires companies to account for the income tax effects of intercompany sales and transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. Under the previous guidance companies were required to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized (e.g., depreciated, amortized or impaired). We adopted the new standard beginning January 1, 2018 using a “modified retrospective” approach (i.e., with a cumulative adjustment to retained earnings at adoption). The adoption of this standard did not have a material effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

In September 2016, the FASB issued ASU 2016-15, which changes how an entity classifies certain cash receipts and cash payments on its statement of cash flows. The key changes that may potentially impact our financial statements include the following: 1) Cash payments for debt prepayment or extinguishment costs would be classified as financing cash outflows; 2) Contingent consideration payments that are not made within three months after the consummation of a business combination would be classified as financing (if the payment is made up to the acquisition date fair value of liability) or operating outflows (if in excess of acquisition fair value) and cash payments made “soon after” the consummation of a business combination generally would be classified as cash outflows from investing activities; 3) Insurance settlement proceeds would be classified based on the nature of the loss; and 4) Company-owned life insurance settlement proceeds would be presented as investing cash inflows, and premiums would be classified as investing or operating cash outflows, or a combination of both. We retrospectively adopted the new standard beginning January 1, 2018. The adoption of this standard did not have a material effect on our financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income as a result of U.S. Tax Cuts and Jobs Act of 2017. This guidance is effective for the Company’s fiscal year beginning January 1, 2019, with early adoption permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Codification Improvements

In July 2018, the FASB issued ASU 2018-09 which includes technical corrections, clarifications, and other minor improvements to various areas including business combinations, fair value measurements and hedging. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this standard were effective immediately, while others will be effective for the Company’s fiscal year beginning January 1, 2019. We do not expect the adoption of this guidance to have a material effect on our financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 which removes the requirement to disclose: 1) amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, 2) policy for timing of transfers between levels, and 3) valuation processes for Level 3 investments. In addition, this guidance modifies and adds other disclosure requirements, which primarily relate to valuation of Level 3 assets and liabilities. The guidance is effective for the Company’s fiscal year beginning January 1, 2020, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our financial statements.

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 which removes several disclosure requirements, including the amount in AOCI expected to be recognized in income over the next fiscal year and the effects of a 1% change in assumed health care cost trend rates and adds new disclosure requirements to explain reasons for significant gains and losses related to changes in the benefit obligation for the period, and to disclose weighted-average interest crediting rates for plans with promised interest crediting rates. The guidance is effective for the Company’s fiscal year beginning January 1, 2020, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our financial statements.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs to obtain software, including configuration and integration with legacy IT systems, coding and testing, including parallel process phases are eligible for capitalization under the new standard. In addition, activities that would be expensed include costs related to vendor demonstrations, determining performance and technology requirements and training activities. The standard is effective for the Company’s fiscal year beginning January 1, 2020, with early adoption permitted. We are assessing the impact the adoption of this standard will have on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2018	December 31, 2017
Inventories:
Raw materials and supplies	$273.1	$224.9
Work in process	58.4	58.3
Finished products	352.8	297.6

Total inventories(a)	$684.3	$580.8

(a) Includes $56.0 million in inventory related to Fiberon acquisition.

Property, plant and equipment, gross	$1,873.5	$1,780.4
Less: accumulated depreciation	1,097.2	1,040.4

Property, plant and equipment, net	$776.3	$740.0

4.	Acquisitions and Dispositions

In September 2018, we acquired 100% of membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. Fiberon’s net sales and operating income in the three and nine months ended September 30, 2018 were not material to the Company. We have not included pro forma financial information as it is immaterial to our consolidated statements of comprehensive income. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. The results of operations are included in the Doors & Security segment. We expect goodwill related to this acquisition to be deductible for income tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$20.3
Inventories	56.0
Property, plant and equipment	28.6
Goodwill	146.8
Identifiable intangible assets	229.0
Other assets	8.8

Total assets	489.5
Accounts payable	16.2
Other liabilities and accruals	13.1

Net assets acquired(a)	$460.2

(a)	Net assets excludes $4.9 million of cash transferred to the Company as a result of the Fiberon acquisition.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including property, plant and equipment and identifiable intangible assets. The provisional measurement of property, plant and equipment, identifiable intangible assets, goodwill, and other assets and liabilities is subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. Identifiable intangible assets primarily consist of customer relationships and tradenames.

In October 2017, we acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The total combined consideration paid was approximately $132 million, including $5.8 million of additional purchase price consideration paid related to post-closing adjustments during the nine months ended September 30, 2018. The combined consideration paid is subject to further certain post-closing adjustments and deferred acquisition payments. Net sales and operating income in the nine and three months ended September 30, 2018 from these acquisitions were not material to the Company. We financed the transactions using cash on hand and borrowings under our existing revolving and term loan credit facilities. The results of the operations are included in the Plumbing segment from the respective dates of acquisition. We do not expect any portion of goodwill to be deductible for income tax purposes.

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line formerly included in our Doors & Security segment.

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $2,063.3 million and $1,912.0 million as of September 30, 2018 and December 31, 2017, respectively. The $151.3 million increase is primarily due to the acquisition of Fiberon in the Doors & Security segment in the quarter as well as acquisition related adjustments in our Plumbing segment related to our Victoria + Albert acquisition, partially offset by foreign translation adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors & Security	Total Goodwill
Goodwill at December 31, 2017 (a)	$926.3	$745.2	$240.5	$1,912.0
Year-to-date translation adjustments	(0.4)	(1.6)	(0.6)	(2.6)
Acquisition-related adjustments	—	7.1	146.8	153.9

Goodwill at September 30, 2018 (a)	$925.9	$750.7	$386.7	$2,063.3

(a)	Net of accumulated impairment losses of $399.5 million in the Doors & Security segment.

We also had net identifiable intangible assets, principally tradenames, of $1,333.8 million and $1,162.4 million as of September 30, 2018 and December 31, 2017, respectively. The $196.4 million increase in gross identifiable intangible assets was primarily due to the acquisition of Fiberon in our Doors & Security segment partially offset by a tradename impairment charge of $27.1 million in our Cabinets segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

(In millions)	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$724.0	$—	$724.0	$709.9	$—	$709.9

Amortizable intangible assets
Tradenames	15.7	(11.6)	4.1	15.7	(9.9)	5.8
Customer and contractual relationships	832.7	(253.4)	579.3	663.8	(232.0)	431.8
Patents/proprietary technology	73.6	(47.2)	26.4	60.2	(45.3)	14.9

Total	922.0	(312.2)	609.8	739.7	(287.2)	452.5

Total identifiable intangibles	$1,646.0	$(312.2)	$1,333.8	$1,449.6	$(287.2)	$1,162.4

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

As of December 31, 2017, the fair value of two tradenames in the Cabinets segment exceeded their carrying value by less than 10%. In the third quarter of 2018, we recorded a pre-tax indefinite-lived tradename impairment charge of $27.1 million related to one of these tradenames. This charge was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations during the third quarter of 2018. The fair value of the impaired tradename was measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair value include estimated future annual net sales for the tradename, assumed royalty rate, income tax rate, and a discount rate that reflects the level of risk associated with the tradename’s future sales and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 9). As of September 30, 2018, the carrying value of the tradename that was impaired was $39.9 million.

A reduction in the estimated fair value of these two tradenames could trigger additional impairment in future periods. As of September 30, 2018, the total carrying value of these tradenames was $189.9 million. Factors influencing our fair value estimates of the tradenames are described in the following paragraph.

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

In January 2017, we committed to a plan to sell Field ID, our cloud-based inspection and safety compliance software product line included in our Doors & Security segment. In accordance with FASB Accounting Standards Codification (“ASC”) 360, as a result of our decision to sell, we recorded $3.2 million of pre-tax impairment charges to write down the long-lived assets included in this disposal group to fair value during the first quarter of 2017, based upon their estimated fair value less cost to sell. These charges consisted of approximately $3.0 million for definite-lived intangible assets and $0.2 million for fixed assets. We completed the sale of Field ID in April 2017.

7.	External Debt and Financing Arrangements

In September 2018, we issued $600 million of unsecured senior notes (“2018 Senior Notes”) in a registered public offering. The 2018 Senior Notes are due in 2023 with a coupon rate of 4%. All other terms and conditions of the 2018 Senior Notes are substantially consistent with the 2015 Senior Notes. We used the proceeds from the 2018 Senior Notes offering to pay down our revolving credit facility. On September 30, 2018, the net carrying value of the 2018 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $594.7 million.

In June 2015, we issued $900 million of unsecured senior notes (“2015 Senior Notes”, and collectively with the 2018 Senior Notes, the “Senior Notes”) in a registered public offering. The 2015 Senior Notes consist of two tranches: $400 million of five-year notes due in 2020 with a coupon rate of 3% and $500 million of ten-year notes due in 2025 with a coupon rate of 4%. We used the proceeds from the 2015 Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On September 30, 2018 and December 31, 2017, the net carrying value of the 2015 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $893.7 million and $892.6 million, respectively.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. In August 2018, the Company amended and increased its existing $350 million term loan to $525 million. All terms and conditions on the amended term loan remain the same as the previous $350 million term loan. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement described below. As of September 30, 2018, we were in compliance with all covenants under this term loan.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2016, the Company amended and restated its credit agreement to combine and rollover the revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. The amendment and restatement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On September 30, 2018 and December 31, 2017, our outstanding borrowings under this facility were $500.0 million and $615.0 million, respectively. At September 30, 2018 and December 31, 2017, the current portion of long-term debt under this facility was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of September 30, 2018, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate, of which there were no outstanding balances as of September 30, 2018 and December 31, 2017.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2018 was $351.1 million. Based on foreign exchange rates as of September 30, 2018, we estimate that $1.6 million of net foreign currency derivative gains included in other accumulated comprehensive loss as of September 30, 2018 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 were as follows:

(In millions)		Fair Value
	Location	September 30, 2018	December 31, 2017
Assets
Foreign exchange contracts	Other current assets	$2.9	$0.8
Net investment hedges	Other current assets	0.3	—
Commodity contracts	Other current assets	0.1	0.2

	Total assets	$3.3	$1.0
Liabilities
Foreign exchange contracts	Other current liabilities	$1.0	$5.6
Net investment hedges	Other current liabilities	0.1	0.8

	Total current liabilities	$1.1	$6.4

The effects of derivative financial instruments on the statements of comprehensive income for the nine and three months ended September 30, 2018 and 2017 were as follows:

		Gain (Loss) Recognized in Income Nine Months Ended September 30,
(In millions) Type of hedge	Location	2018	2017
Cash flow	Cost of products sold	$0.5	$0.9
Fair value	Other expense (income), net	1.8	(1.4)

Total		$2.3	$(0.5)

		Gain (Loss) Recognized in Income Three Months Ended September 30,
(In millions) Type of hedge	Location	2018	2017
Cash flow	Cost of products sold	$0.5	$(0.1)
Fair value	Other expense (income), net	0.4	(0.9)

Total		$0.9	$(1.0)

The effective portion of cash flow hedges recognized in other comprehensive income were net gains (losses) of $7.1 million and $(0.1) million in the nine months ended September 30, 2018 and 2017, respectively. The effective portion of cash flow hedges recognized in other comprehensive income were net gains (losses) of $3.0 million and $(3.8) million in the three months ended September 30, 2018 and 2017, respectively. In the nine and three months ended September 30, 2018 and 2017, the ineffective portion of cash flow hedges recognized in other income, net, was $3.8 million in 2018 and insignificant in 2017.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of September 30, 2018 and December 31, 2017 were as follows:

(In millions)	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$500.0	$500.0	$615.0	$615.0
Term Loan	525.0	525.0	—	—
Senior Notes	1,488.4	1,490.8	892.6	926.3

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 were as follows:

(In millions)	Fair Value
	September 30, 2018	December 31, 2017
Assets
Derivative financial instruments (level 2)	$3.3	$1.0
Deferred compensation program assets (level 2)	9.3	7.5

Total assets	$12.6	$8.5

Liabilities
Derivative financial instruments (level 2)	$1.1	$6.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive loss	47.0	0.6	3.5	51.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.6)	(4.1)	(4.7)

Net current-period other comprehensive income (loss)	47.0	—	(0.6)	46.4

Balance at September 30, 2017	$19.0	$(0.6)	$(43.9)	$(25.5)
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive loss	(9.5)	6.2	(3.0)	(6.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.4)	0.2	(0.2)

Net current-period other comprehensive income (loss)	(9.5)	5.8	(2.8)	(6.5)

Balance at September 30, 2018	$(3.7)	$3.4	$(45.4)	$(45.7)

(a)	See Note 12, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the nine and three months ended September 30, 2018 and 2017 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2018	2017
(Losses) gains on cash flow hedges
Foreign exchange contracts	$0.8	$0.5	Cost of products sold
Commodity contracts	(0.3)	0.4	Cost of products sold

	0.5	0.9	Total before tax
	(0.1)	(0.3)	Tax expense

	$0.4	$0.6	Net of tax
Defined benefit plan items
Recognition of prior service credits	$—	$5.1	(a)
Recognition of actuarial (losses) gains	(0.3)	1.3	(a)

	(0.3)	6.4	Total before tax
	0.1	(2.3)	Tax expense

	$(0.2)	$4.1	Net of tax

Total reclassifications for the period	$0.2	$4.7	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2018	2017
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.8	$(0.5)	Cost of products sold
Commodity contracts	(0.3)	0.4	Cost of products sold

	0.5	(0.1)	Total before tax
	(0.1)	0.2	Tax expense

	$0.4	$0.1	Net of tax
Defined benefit plan items
Recognition of actuarial (losses) gains	(0.3)	1.3	(a)

	(0.3)	1.3	Total before tax
	0.1	(0.4)	Tax expense

	$(0.2)	$0.9	Net of tax

Total reclassifications for the period	$0.2	$1.0	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 12, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Revenue

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $12.7 million as of September 30, 2018. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were approximately $2.2 million as of September 30, 2018.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the nine and three months ended September 30, 2018.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)
	Nine Months Ended September 30,	Three Months Ended September 30,
	2018	2018
Wholesalers (1)	$1,930.4	$661.7
Home Center retailers (2)	1,069.3	344.6
Other retailers (3)	237.0	79.8
Builder direct	171.0	60.9

U.S. net sales	3,407.7	1,147.0
International (4)	656.7	233.8

Net sales	$4,064.4	$1,380.8

(1)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(2)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(3)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(4)	Represents sales in markets outside the United States, principally in China, Canada, Europe and Mexico.

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

The components of net periodic benefit cost for pension and postretirement benefits for the nine and three months ended September 30, 2018 and 2017 were as follows:

(In millions)	Nine Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$0.4	$0.4	$—	$—
Interest cost	23.0	25.0	—	—
Expected return on plan assets	(30.8)	(28.0)	—	—
Recognition of prior service credits	—	—	—	(5.1)
Recognition of actuarial losses (gains)	0.3	0.3	—	(1.6)

Net periodic benefit income	$(7.1)	$(2.3)	$—	$(6.7)

(In millions)	Three Months Ended September 30,
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Service cost	$0.1	$0.1	$—	$—
Interest cost	7.7	8.3	—	—
Expected return on plan assets	(10.3)	(9.3)	—	—
Recognition of actuarial losses (gains)	0.3	0.3	—	(1.6)

Net periodic benefit income	$(2.2)	$(0.6)	$—	$(1.6)

Service cost for 2018 relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the defined benefit plan non-service related costs outside the operating income subtotal. The new guidance was applied retrospectively in the condensed consolidated statement of comprehensive income. As a result, we reclassified $9.4 million of income from the operating income subtotal to the other income, net subtotal in the nine months ended September 30, 2017 and $2.3 in the three months ended September 30, 2017. The retrospective impact of adopting ASU 2017-07 on the nine and three months ended September 30, 2017 was as follows:

(In millions)
	Nine Months Ended September 30,	Three Months Ended September 30,
	2017	2017
Increase to cost of products sold	$6.8	$1.7
Increase to selling, general and administrative expenses	2.6	0.6

Decrease to operating income	$(9.4)	$(2.3)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2018 and 2017 were 27.4% and 29.5%, respectively. The effective income tax rate in 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), a current period update related to deferred taxes adjusted in 2017 under the Tax Act, and a benefit associated with the U.S. research and development credit. The effective income tax rate in 2018 was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Act, the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state, local and foreign taxes, and increases to uncertain tax positions.

The effective income tax rate in 2017 was favorably impacted by a tax benefit attributable to the share-based compensation deduction, a valuation allowance release related to state deferred tax assets, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

The effective income tax rates for the three months ended September 30, 2018 and 2017 were 27.5% and 31.6%, respectively. The effective income tax rate for the three months ended September 30, 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), a current period update related to deferred taxes adjusted in 2017 under the Tax Act, and a benefit associated with the U.S. research and development credit. The effective income tax rate for the three months ended September 30, 2018 was unfavorably impacted by the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state, local and foreign taxes, and increases to uncertain tax positions

The effective income tax rate for the three months ended September 30, 2017 was favorably impacted by a tax benefit attributable to the share-based compensation deduction, a valuation allowance release related to state deferred tax assets, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued which deals with the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate. Due to additional guidance received through the first three quarters of 2018 and additional analysis performed, an unfavorable adjustment of $2.3 million, impacting the nine months ended September 30, 2018 was recorded to income tax expense as of September 30, 2018. As of September 30, 2018, we have not completed our accounting for all of the tax effects of the Tax Act as we anticipate additional guidance to be released by the IRS and Treasury within the SAB 118 measurement period, which will impact our original estimates.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $11.0 million to $14.0 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2018 and 2017.

(In millions)	Nine Months Ended September 30,
	2018	2017
Reserve balance at January 1,	$17.2	$16.2
Provision for warranties issued	18.1	23.3
Settlements made (in cash or in kind)	(17.3)	(17.0)
Foreign translation adjustments	(1.9)	(1.2)
Acquisitions	9.1	0.7

Reserve balance at September 30,	$25.2	$22.0

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Information on Business Segments

Net sales and operating income for the nine and three months ended September 30, 2018 and 2017 by segment were as follows:

(In millions)	Nine Months Ended September 30,
	2018	2017	% Change vs. Prior Year
Net Sales
Cabinets	$1,793.8	$1,841.2	(2.6)%
Plumbing	1,394.9	1,251.5	11.5
Doors & Security	875.7	808.1	8.4

Net sales	$4,064.4	$3,900.8	4.2%

Operating Income
Cabinets	$122.2	$205.4	(40.5)%
Plumbing(a)	273.1	265.7	2.8
Doors & Security	121.7	112.2	8.5
Less: Corporate expenses(a)	(61.9)	(63.6)	2.7

Operating income	$455.1	$519.7	(12.4)%

(a)	We revised our previously reported results for the nine months ended September 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

(In millions)	Three Months Ended September 30,
	2018	2017	% Change vs. Prior Year
Net Sales
Cabinets	$599.0	$614.2	(2.5)%
Plumbing	461.5	438.3	5.3
Doors & Security	320.3	296.1	8.2

Net sales	$1,380.8	$1,348.6	2.4%

Operating Income
Cabinets	$28.7	$69.7	(58.8)%
Plumbing	89.4	97.3	(8.1)
Doors & Security	48.2	52.8	(8.7)
Less: Corporate expenses(a)	(19.2)	(20.3)	5.4

Operating income	$147.1	$199.5	(26.3)%

(a)	We revised our previously reported results for the three months ended September 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2018 and 2017 are shown below.

(In millions)	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$11.0	$9.7	$20.7	$—	$—	$—
Plumbing	1.6	0.1	1.7	1.6	—	1.6
Doors & Security	4.7	1.2	5.9	1.9	0.9	2.8

Total	$17.3	$11.0	$28.3	$3.5	$0.9	$4.4

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

Restructuring and other charges in the first nine months of 2018 largely related to severance costs within all our segments and our initiatives to consolidate and rationalize our manufacturing footprint in our Cabinets segment and discontinue certain product lines in our Cabinets segment. Restructuring and other charges in the first nine months of 2017 largely related to severance costs within our Doors & Security and Plumbing segments.

(In millions)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$3.4	$5.4	$8.8	$—	$—	$—
Plumbing	0.1	—	0.1	—	—	—
Doors & Security	2.2	0.2	2.4	0.4	0.2	0.6

Total	$5.7	$5.6	$11.3	$0.4	$0.2	$0.6

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

Restructuring and other charges in the third quarter of 2018 primarily resulted from severance costs within our Cabinets and Doors & Security segments and our initiatives to consolidate and rationalize our manufacturing footprint in our Cabinets segment and discontinue certain product lines in our Cabinets segment. Restructuring and other charges in the third quarter of 2017 primarily resulted from severance costs within our Doors & Security segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges (Continued)

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/17	2018 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 9/30/18
Workforce reduction costs	$5.0	$16.0	$(11.3)	$—	$9.7
Other	0.8	1.3	(1.2)	(0.6)	0.3

	$5.8	$17.3	$(12.5)	$(0.6)	$10.0

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 9/30/17
Workforce reduction costs	$2.4	$2.8	$(2.9)	$(0.5)	$1.8
Other	0.6	0.7	(1.3)	—	—

	$3.0	$3.5	$(4.2)	$(0.5)	$1.8

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Income from continuing operations, net of tax	$304.7	$347.3	$99.9	$129.6
Less: Noncontrolling interest	0.1	0.1	0.1	0.1

Income from continuing operations for earnings per share	304.6	347.2	99.8	129.5
Loss from discontinued operations, net of tax	(0.2)	(2.6)	—	—

Net income attributable to Fortune Brands	$304.4	$344.6	$99.8	$129.5

Earnings per common share
Basic
Continuing operations	$2.09	$2.26	$0.70	$0.84
Discontinued operations	—	(0.02)	—	—

Net income attributable to Fortune Brands common stockholders	$2.09	$2.24	$0.70	$0.84
Diluted
Continuing operations	$2.06	$2.22	$0.69	$0.83
Discontinued operations	—	(0.02)	—	—

Net income attributable to Fortune Brands common stockholders	$2.06	$2.20	$0.69	$0.83
Basic average shares outstanding	145.8	153.7	142.4	153.5
Stock-based awards	1.9	2.5	1.8	2.4

Diluted average shares outstanding	147.7	156.2	144.2	155.9
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.1	0.6	1.2	0.6

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18.	Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three and nine months ended September 30, 2018 and 2017. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding planned business strategies, anticipated market potential, future financial performance, pension contributions, the anticipated effects of the combination of our Doors & Security segments and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American home improvement, repair and new home construction activity levels, (ii) the North American and global economies, (iii) risk associated with entering into potential strategic acquisitions and integrating acquired businesses, (iv) our ability to remain competitive, innovative and protect our intellectual property, (v) our reliance on key customers and suppliers, (vi) the cost and availability associated with our supply chains and the availability of raw materials, (vii) risk of increases in our defined benefit-related costs and funding requirements, (viii) compliance with tax, environmental and federal, state and international laws and industry regulatory standards and (ix) the risk of doing business internationally. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to, and expressly disclaim any such obligation to, update, amend or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or circumstances or changes to future results over time or otherwise, except as required by law.

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

We may be impacted by fluctuations in raw material, tariffs and transportation costs, changes in foreign exchange and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity improvement initiatives and price increases.

In September 2018, we acquired 100% of membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. Fiberon’s net sales and operating income in the three months ended September 30, 2018 were not material to the Company. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. Fiberon’s results of operations are included in the Doors & Security segment. We expect goodwill related to this acquisition to be deductible for income tax purposes.

In July 2018, we publicly announced an internal reorganization to combine our Doors & Security segments under common leadership to drive innovation, accelerate product development, and enhance investments and business processes. In conjunction with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources for the combined business. Reporting for the new Doors & Security segment began in the third quarter of 2018 and historical financial segment information has been restated to conform to the new segment presentation.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017

	Net Sales
(In millions)	2018	2017	% Change vs. Prior Year
Cabinets	$1,793.8	$1,841.2	(2.6)%
Plumbing	1,394.9	1,251.5	11.5
Doors & Security	875.7	808.1	8.4

Net sales	$4,064.4	$3,900.8	4.2%

	Operating Income
	2018	2017	% Change vs. Prior Year
Cabinets	$122.2	$205.4	(40.5)%
Plumbing (a)	273.1	265.7	2.8
Doors & Security	121.7	112.2	8.5
Less: Corporate expenses (a)	(61.9)	(63.6)	2.7

Operating income	$455.1	$519.7	(12.4)%

(a)	We revised our previously reported results for the nine months ended September 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $163.6 million, or 4.2%. The increase was due to higher sales volume primarily from the growth in the U.S. market conditions for home products, the benefit from new product introductions, price increases to help mitigate cumulative raw material cost increases, higher international sales, principally in China and Canada and, our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments as well as favorable foreign exchange of approximately $16 million. These benefits were partially offset by unfavorable mix as well as the impact on volume from unfavorable weather-related conditions affecting our U.S. market performance and higher rebates.

Cost of products sold

Cost of products sold increased $138.7 million, or 5.6%, due to the higher net sales, higher restructuring and other charges related to costs associated with our initiatives to consolidate and rationalize our manufacturing footprint and discontinue certain product lines in our Cabinets segment, increased commodity costs and higher amortization of the acquisition-related inventory fair value adjustment in our Plumbing and Doors & Security segment. These factors were partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $52.5 million, or 6.0%, due to higher employee-related costs, the impact from our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments and higher advertising and marketing costs.

RESULTS OF OPERATIONS (Continued)

Loss on sale of product line

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Doors & Security segment. We recorded a pre-tax loss of $2.4 million during the second quarter of 2017.

Amortization of intangible assets

Amortization of intangible assets increased $1.7 million due to our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments offset by a decrease related to a definite-lived customer relationship intangible that was fully amortized during the second quarter of 2017.

Asset impairment charges

Asset impairment charge of $27.1 million for the nine months ended September 30, 2018 related to impairment of an indefinite-lived tradename within our Cabinets segment which was primarily the result of reduced revenue growth expectations associated with operations in Canada, including the announced closure of Company-owned retail locations during the third quarter of 2018. Asset impairment charges of $3.2 million during the nine months ended September 30, 2017 related to our decision to sell Field ID.

Restructuring charges

Restructuring charges of $17.3 million in the nine months ended September 30, 2018 primarily related to costs associated with our initiatives to consolidate our manufacturing footprint and product lines in our Cabinets segment and severance costs within all of our segments. Restructuring charges of $3.5 million in the nine months ended September 30, 2017 primarily related to severance costs within our Doors & Security and Plumbing segments.

Operating income

Operating income decreased $64.6 million, or 12.4%, primarily due to unfavorable mix, higher employee-related costs, higher asset impairment charges of $23.9 million and higher restructuring and other charges. These factors were partially offset by higher net sales and productivity improvements.

Interest expense

Interest expense increased $14.6 million to $51.0 million due to higher average borrowings to finance share repurchases and acquisitions and higher average interest rates.

Other income, net

Other income, net, was $15.8 million in the nine months ended September 30, 2018, compared to income of $9.2 million in the nine months ended September 30, 2017. The increase in other income, net, is primarily due to hedge gains associated with our September 2018 debt issuance and favorable foreign currency adjustments. These benefits were partially offset by lower defined benefit plan income in 2018 ($1.9 million decrease).

RESULTS OF OPERATIONS (Continued)

Income taxes

The effective income tax rates for the nine months ended September 30, 2018 and 2017 were 27.4% and 29.5%, respectively. The effective income tax rate in 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), a current period update related to deferred taxes adjusted in 2017 under the Tax Act, and a benefit associated with the U.S. research and development credit. The effective income tax rate in 2018 was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Act, the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state, local and foreign taxes, and increases to uncertain tax positions.

The effective income tax rate in 2017 was favorably impacted by a tax benefit attributable to the share-based compensation deduction, a valuation allowance release related to state deferred tax assets, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $304.7 million in the nine months ended September 30, 2018 compared to $347.3 million in the nine months ended September 30, 2017. The decrease of $42.6 million was primarily due to lower operating income and higher interest expense partially offset by lower income tax and higher other income, net.

Loss from discontinued operations

The loss from discontinued operations was $0.2 and $2.6 million in the nine months ended September 30, 2018 and 2017, respectively. The loss on discontinued operations in the nine months ended September 30, 2018 and 2017 is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

Results By Segment

Cabinets

Net sales decreased $47.4 million, or 2.6%, predominantly due to unfavorable mix, the impact of exiting a customer relationship and higher rebates. These factors were partially offset by the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income decreased $83.2 million, or 40.5%, due to lower net sales, including the impact of underutilization of our fixed cost base, unfavorable mix, a tradename impairment charge of $27.1 million, and higher restructuring and other charges of $20.7 million incurred to consolidate our manufacturing footprint and discontinue certain product lines partially offset by the benefit from productivity improvements.

RESULTS OF OPERATIONS (Continued)

Plumbing

Net sales increased $143.4 million, or 11.5% due to higher sales unit volume in the U.S., China and Canada, new product introductions across our distribution channels, the benefit from the 2017 acquisitions of Victoria + Albert and Shaws and price increases to help mitigate cumulative raw material cost increases. Foreign exchange was favorable by approximately $10 million. These benefits were partially offset by approximately $18 million of lower shipments due to unfavorable weather conditions affecting our U.S. market performance during the third quarter of 2018 and higher sales rebates.

Operating income increased $7.4 million, or 2.8%, due to the higher net sales and benefit from productivity improvements. These benefits were partially offset by commodity cost inflation, reduced shipments due to unfavorable weather conditions affecting our U.S. market performance, higher employee-related costs, amortization of the acquisition-related inventory fair value adjustment related to our acquisitions and increased advertising and marketing costs. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during the first nine months of 2018 and the reclassification of approximately $5.1 million from Plumbing operating income to other income, net.

Doors & Security

Net sales increased $67.6 million, or 8.4%, due to higher sales volume, including the benefit from new product introductions, price increases to help mitigate cumulative raw material cost increases, benefit from the acquisition of Fiberon in 2018 and the impact of favorable foreign exchange which were partly offset by unfavorable mix and manufacturing inefficiencies associated with new security products.

Operating income increased $9.5 million, or 8.5%, due to higher net sales and the absence in 2018 of charges related to the sale of Field ID. These benefits were partly offset by higher fuel and employee-related costs and manufacturing inefficiencies associated with new security products.

Corporate

Corporate expenses decreased by $1.7 million due to lower employee-related costs. In addition, 2017 corporate expense reflects the impact of adopting ASU 2017-07 during the first quarter of 2018 and the related reclassification of approximately $4.3 million from Corporate expenses to other income, net.

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017

	Net Sales
(In millions)	2018	2017	% Change vs. Prior Year

Cabinets	$599.0	$614.2	(2.5)%
Plumbing	461.5	438.3	5.3
Doors & Security	320.3	296.1	8.2

Net sales	$1,380.8	$1,348.6	2.4%

	Operating Income
	2018	2017	% Change vs. Prior Year
Cabinets	$28.7	$69.7	(58.8)%
Plumbing (a)	89.4	97.3	(8.1)
Doors & Security	48.2	52.8	(8.7)
Less: Corporate expenses (a)	(19.2)	(20.3)	5.4

Operating income	$147.1	$199.5	(26.3)%

(a)	We revised our previously reported results for the nine months ended September 30, 2017 for ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs.

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $32.2 million, or 2.4%. The increase was primarily due to price increases to help mitigate cumulative raw material cost increases, higher sales volume primarily from the growth in U.S. market conditions for home products and, our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments, higher international sales in China, and the benefit from new product introductions. These benefits were partially offset by unfavorable mix as well as the impact on volume from unfavorable weather-related conditions affecting our U.S. market performance and unfavorable foreign exchange of approximately $6 million.

Cost of products sold

Cost of products sold increased $43.6 million, or 5.2%, due to higher net sales, increased commodity costs, higher restructuring and other charges related to costs associated with our initiatives to consolidate and rationalize our manufacturing footprint and discontinue certain product lines in our Cabinets segment, underutilization of our fixed cost base, and higher amortization of the acquisition-related inventory fair value adjustment in our Plumbing and Doors & Security segment. These factors were partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.2 million, or 2.4%, due to higher employee-related costs and the impact from our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $1.4 million due to our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments.

Asset impairment charges

Asset impairment charge of $27.1 million related to impairment of an indefinite-lived tradename within our Cabinets segment which was primarily the result of reduced revenue growth expectations associated with operations in Canada, including the announced closure of Company-owned retail locations during the third quarter of 2018.

Restructuring charges

Restructuring charges in the three months ended September 30, 2018 and 2017 were $5.7 million and $0.4 million, respectively. Restructuring charges in 2018 primarily related to costs associated with our initiatives to consolidate our manufacturing footprint in our Cabinets segment, and to severance costs within all of our segments. Restructuring charges in 2017 relate to severance costs within our Doors & Security segment.

Operating income

Operating income decreased $52.4 million, or 26.3%, primarily due to a tradename impairment charge of $27.1 million, underutilization of our fixed cost base, unfavorable mix, increased restructuring and other charges, higher employee-related costs and higher fuel cost inflation. These benefits were partially offset by higher net sales and productivity improvements.

Interest expense

Interest expense increased $6.7 million to $19.0 million due to higher average borrowings to finance the Fiberon acquisition and higher average interest rates.

Other income, net

Other income, net, was $9.6 million in the three months ended September 30, 2018, compared to income of $2.2 million in the three months ended September 30, 2017. The increase in other income, net, is primarily due to hedge gains associated with our September 2018 debt issuance and favorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended September 30, 2018 and 2017 were 27.5% and 31.6%, respectively. The effective income tax rate for the three months ended September 30, 2018 was favorably impacted by the corporate tax rate reduction from 35% to 21% under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), a current period update related to deferred taxes adjusted in 2017 under the Tax Act, and a benefit associated with the U.S. research and development credit. The effective income tax rate for the three months ended September 30, 2018 was unfavorably impacted by the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, state, local and foreign taxes, and increases to uncertain tax positions.

The effective income tax rate for the three months ended September 30, 2017 was favorably impacted by a tax benefit attributable to the share-based compensation deduction, a valuation allowance release related to state deferred tax assets, a tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, favorable tax rates in foreign jurisdictions, and a benefit associated with the U.S. research and development credit, offset by state and local taxes and increases to uncertain tax positions.

RESULTS OF OPERATIONS (Continued)

Net income from continuing operations

Net income from continuing operations was $99.9 million in the three months ended September 30, 2018 compared to $129.6 million in the three months ended September 30, 2017. The decrease of $29.7 million was primarily due to lower operating income, and higher interest expense partially offset by lower income tax and higher other income, net.

Results By Segment

Cabinets

Net sales decreased $15.2 million, or 2.5%, predominantly due to the impact of exiting a customer relationship, unfavorable mix, lower shipments due to unfavorable weather conditions affecting our U.S. market performance and higher rebates. These factors were partly offset by price increases to help mitigate cumulative raw material cost increases.

Operating income decreased $41.0 million, or 58.8%, due to a tradename impairment charge of $27.1 million, lower net sales, including the impact of underutilization of our fixed cost base, unfavorable mix , reduced shipments driven by unfavorable weather conditions affecting our U.S. market performance, and higher restructuring and other charges of $8.8 million incurred to consolidate our manufacturing footprint and discontinue certain product lines partially offset by the benefit from productivity improvements.

Plumbing

Net sales increased $23.2 million, or 5.3% due to higher sales unit volume including higher sales in international markets, principally in China and Canada, new product introductions across our distribution channels, the benefit from the 2017 acquisitions of Victoria + Albert and Shaws and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by approximately $18 million of lower shipments due to unfavorable weather conditions affecting our U.S. market performance and unfavorable foreign exchange of approximately $4 million.

Operating income decreased $7.9 million, or 8.1%, due to reduced shipments driven by unfavorable weather conditions affecting our U.S. market performance, commodity and fuel cost inflation, higher employee-related costs, advertising costs, and higher amortization of the acquisition-related inventory fair value adjustment ($1.6 million) related to our 2017 acquisitions. These factors were partially offset by higher net sales and productivity improvements.

Doors & Security

Net sales increased $24.2 million, or 8.2%, due to higher sales unit volume, including the benefit from new product introductions, the benefit from the acquisition of Fiberon in 2018, price increases to help mitigate cumulative raw material cost increases partially offset by unfavorable mix and manufacturing inefficiencies associated with new security products.

Operating income decreased $4.6 million, or 8.7%, due to unfavorable mix, higher fuel costs, higher restructuring and other charges ($1.8 million) and manufacturing inefficiencies associated with new security products.

RESULTS OF OPERATIONS (Continued)

Corporate

Corporate expenses decreased by $1.1 million due to employee-related costs. In addition, 2017 Corporate expense reflects the impact of adopting ASU 2017-07 during the first quarter of 2018 and the related reclassification of approximately $2.3 million from Corporate expenses to other income, net.

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

In September 2018, we issued $600 million of unsecured senior notes (“2018 Senior Notes”) in a registered public offering. The 2018 Senior Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility.

On April 30, 2018, our Board of Directors authorized the repurchase of up to $150 million of shares of our common stock over the two years ending April 30, 2020. On July 13, 2018, our Board of Directors authorized the repurchase of up to $400 million of shares of our common stock over the two years ending July 13, 2020. During the nine months ended on September 30, 2018, we repurchased 10.0 million shares of our common stock under the Company’s share repurchase programs for $602.7 million. As of September 30, 2018, the Company’s total remaining share repurchase authorization under the repurchase programs was approximately $505.7 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. In August 2018, the Company amended and increased its existing $350 million term loan to $525 million. All terms and conditions on the amended term loan remain the same as the previous $350 million term loan. The amended term loan is for general corporate purposes and matures in March 2019. As of September 30, 2018, we were in compliance with all covenants under this term loan. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of September 30, 2018, we were in compliance with all covenants under this term loan.

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

Acquisitions in 2018 and 2017 included:

•

In September 2018, we acquired 100% of membership interests of Fiberon, a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities for our Doors & Security segment into the outdoor living space. The results of operations are included in the Doors & Security segment.

•

In October 2017, the Company acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The combined consideration paid was approximately $132 million, including $5.8 million of additional purchase price consideration paid related to post-closing adjustments during the nine months ended September 30, 2018. The combined consideration paid is subject to further certain post-closing adjustments and deferred acquisition payments. The results of operations of the acquired companies are included in the Plumbing segment from the respective dates of acquisition. We financed the transactions using cash on hand and borrowings under our revolving credit facility.

On September 30, 2018, we had cash and cash equivalents of $389.9 million, of which $311.6 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as under the 2011 credit agreement. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. At September 30, 2018, we were in compliance with all covenants under this facility.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2018 and 2017.

(In millions)	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$343.7	$352.6
Net cash used in investing activities	(568.4)	(113.2)
Net cash provided by (used in) financing activities	307.4	(223.5)
Effect of foreign exchange rate changes on cash	(7.8)	9.7

Net increase in cash and cash equivalents	$74.9	$25.6

Net cash provided by operating activities was $343.7 million in the nine months ended September 30, 2018 compared to $352.6 million in the nine months ended September 30, 2017. The decrease in cash provided of $8.9 million was primarily due to lower net income, partially offset by higher non-cash expenses including depreciation, amortization and asset impairment charges.

Net cash used in investing activities was $568.4 million in the nine months ended September 30, 2018 compared to $113.2 million in the nine months ended September 30, 2017. The increase in cash used of $455.2 million was primarily due to a $446.6 million increase in cost of acquisitions and $11.0 million of higher capital spending.

Net cash provided by financing activities was $307.4 million in the nine months ended September 30, 2018 compared to cash used in financing activities of $223.5 million in the nine months ended September 30, 2017. The increase in net cash provided of $530.9 million was primarily due to higher net borrowings in 2018 compared to 2017 ($976.2 million increase), partly offset by higher share repurchases in 2018 compared to 2017 ($429.0 million increase).

Pension Plans

Subsidiaries of Fortune Brands Home & Security, Inc. sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2017, the fair value of our total pension plan assets was $656.6 million, representing 79% of the accumulated benefit obligation liability. During 2017, we contributed our 2018 minimum required contribution of approximately $6.4 million. During 2018, we made an additional voluntary contribution of approximately $10 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine months ended September 30, 2018 and 2017. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Three Months Ended September 30, 2018	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	—	$—	—	$505,708,670
August 1 – August 31	—	—	—	505,708,670
September 1 – September 30	—	—	—	505,708,670

Total	—	$—	—

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
April 30, 2018	April 30, 2018	$150 million	April 30, 2020
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

4.1	Second Supplemental Indenture, dated as of September 21, 2018, by and among Fortune Brands Home & Security Inc., Wilmington Trust, National Association, and Citibank, N.A. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2018, Commission file number 1-35166).

4.2	Form of global certificate for the 4.000% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2018, Commission file number 1-35166).

10.1*	First Amendment and Incremental Agreement dated August 31, 2018 to the $350,000,000 Credit Agreement dated March 29, 2018, by and among Fortune Brands Home & Security, Inc., the lenders party thereto, Barclays Bank Plc, the incremental lender and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.**	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (Registrant)

Date: November 8, 2018	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)