Form 10-K
period 2018-12-31
Fortune Brands Home & Security, Inc.
filed 2019-02-25
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2018 (the last day of the registrant’s most recent second quarter) was $7,606,348,311. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 1, 2019, was 140,549,295.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 7, 2019 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2019 Proxy Statement”) is incorporated by reference into Part III  hereof.

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

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our product categories. With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We have three business segments: Cabinets, Plumbing, and Doors & Security. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We believe the Company’s impressive track record reflects the long-term attractiveness and potential of our categories and our leading brands. Despite increased pressures driven in part by tariffs, higher interest rates and inflation, our performance demonstrates the strength of our operating model and our ability to generate profitable growth as sales volume increases and we leverage our structural competitive advantages to gain share in our categories.

Our Strategy

Build on leading business and brand positions in attractive growth and return categories.    We believe that we have leading market positions and brands in many of our product categories. In 2018, we expanded into the outdoor living market by acquiring Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. We continue to invest in targeted advertising and other strategic initiatives aimed at enhancing brand awareness and educating consumers regarding the breadth, features and benefits of our product lines. For example, in the third quarter of 2018, Moen launched its new “Who designs for water” advertising and brand campaign showcasing its appreciation for Earth’s most crucial resource, while inspiring consumers to look at water from a renewed viewpoint. We also strive to leverage our brands by expanding into adjacent product categories and continue to develop new programs by working closely with our customers.

Continue to develop innovative products for customers, designers, installers and consumers.    Sustained investments in consumer-driven product innovation and customer service, along with our low cost structures, have contributed to our success in the marketplace and creating consumer demand. In 2018, our Global Plumbing Group developed partnerships and investments in the “whole home” water space, including partnering with Flo Technologies. In 2018, MasterBrand Cabinets, which provides a wide range of cabinets for the home, launched innovative new cabinet door designs, lighting systems, color palettes and features in a range of styles that allows consumers to create a custom kitchen look at an affordable price and introduced new, exclusive laminate door and finish options across multiple price segments. We continue to provide channel support with responsive websites featuring our cabinet brands that drives consumers to our partner dealers. The Therma-Tru portfolio of on-trend door and glass collections continued to evolve to meet current and emerging architectural design trends including wider and taller door styles, expanding panel configurations, as well as additional decorative, privacy and textured glass designs. Master Lock continued to be an innovation leader in security and safety products and services, driven by consumer and end user focused insights with continued emphasis on electronic enabled solutions for enhanced capability and convenience. In 2018, we launched our Vault Enterprise software and suite of Bluetooth® enabled hardware for business, providing a convenient way for companies to control access, manage assets and improve accountability across many users simultaneously. SentrySafe continued to provide a full line portfolio of quality security, fire and water resistant safes to help consumers and small business owners protect documents and valuables.

Expand in international markets.    We expect to have opportunities to expand sales by further penetrating international markets, which represented approximately 16% of net sales in 2018. We continue to develop our relationship with dealers and distributors and their Moen-branded stores throughout China. In our Cabinets segment, Kitchen Craft remained a leading cabinetry brand in Canada, while WoodCrafters provided a company presence in Mexico. Within our Doors & Security segment, Master Lock continued to expand its presence in Europe and Asia, while Therma-Tru made inroads in Canada as consumers transitioned from traditional entry door materials to more advanced and energy-efficient fiberglass doors.

Leverage our global supply chains.    We are using lean manufacturing, design-to-manufacture and distributive assembly techniques to make our supply chains more flexible and improve supply chain quality, cost, response times and asset efficiency. We view our global supply chains and manufacturing presence as a strategic asset not only to support strong operating leverage as volumes increase, but also to enable the profitable growth of new products, adjacent market expansion and international growth.

Enhance returns and deploy our cash flow to high-return opportunities.    We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and return cash to stockholders through a combination of dividends and repurchases of shares of our common stock under our share repurchase program. In 2018, we repurchased approximately 12 million shares of our outstanding common stock under the Company’s share repurchase programs for $695 million. In September 2018, we acquired Fiberon providing category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment.

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

>

the value our products add to a home, particularly with kitchen and bath remodeling and additions, the curb appeal offered by stylish entry door systems and the expanding outdoor living market offered through our decking products;

>	favorable long-term trends in household formations that benefit the outlook for our markets over time;

>	the relatively stable demand for plumbing and security products; and

>	the opportunity to expand into adjacent categories.

Operational excellence.    In 2018, we invested approximately $45 million to support long-term growth potential both in the U.S. and international markets. In addition, our supply chains and low cost manufacturing structures allow us to adapt to challenging market conditions. We believe that margin improvement will continue to be driven predominantly by organic volume growth that can be readily accommodated by current production capacity.

Commitment to innovation.    We have a long track record of successful product and process innovations that introduce valued new products and services to our customers and consumers. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix.    We sell in a variety of product categories and sales channels in the U.S. home and security products markets. In addition, our exposure to changing levels of U.S. residential new home construction activity is balanced with repair-and-remodel activity, which comprised a substantial majority of the overall U.S. home products market and about two-thirds of our U.S. home products sales in 2018. We also benefit from a stable market for plumbing and security products and international sales growth opportunities.

Diverse sales channels.    We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We also sell security products to locksmiths, industrial distributors and mass merchants. We are able to leverage these existing sales channels to expand into adjacent product categories. In 2018, sales to our top ten customers represented less than half of total sales.

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

Strong capital structure.    We exited 2018 with a strong balance sheet. In 2018, we repurchased 12.0 million of our shares. As of December 31, 2018, we had $262.9 million of cash and cash equivalents and total debt was $2,334.0 million, resulting in a net debt position of $2,071.1 million. In addition, we had $930.0 million available under our credit facility as of December 31, 2018.

Business Segments

In July 2018, we publicly announced an internal reorganization to combine our Doors and Security segments under common leadership to drive innovation, accelerate product development, and enhance investments and business processes for the combined segment. In conjunction with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources across our businesses. As a result, beginning in the third quarter of 2018, we have three business segments: Cabinets, Plumbing and Doors & Security. The following table shows net sales for each of these segments and key brands within each segment:

Segment	2018 Net Sales (in millions)	Percentage of Total 2018 Net Sales	Key Brands
Cabinets	$2,418.6	44%	Diamond, Aristokraft, Mid-Continent, Kitchen Craft, Homecrest, Omega, Ultracraft, StarMark, Schrock, Decora, Kemper

Plumbing	1,883.3	34%	Moen, ROHL, Riobel, Perrin & Rowe, Victoria + Albert, Shaws

Doors & Security	1,183.2	22%	Master Lock, American Lock, SentrySafe, Therma-Tru, Fypon, Fiberon
Total	$5,485.1	100%

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 16% of 2018 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 10% of the Company’s net sales in 2018. Sales to all U.S. home centers in the aggregate were approximately 26% of net sales in 2018.

Cabinets.    Our Cabinets segment manufactures custom, semi-custom and stock cabinetry, as well as vanities, for the kitchen, bath and other parts of the home through a regional supply chain footprint to deliver high quality cabinets and service to our customers. This segment sells a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as Aristokraft, Diamond, Mid-Continent, Kitchen Craft, Schrock, Homecrest, Omega, Thomasville, Kemper, StarMark and Ultracraft. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 36% of net sales of the Cabinets segment in 2018. This segment’s competitors include Masco and American Woodmark, as well as a large number of overseas, regional and local suppliers.

Plumbing.    Our Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Perrin & Rowe, Victoria + Albert and Shaws brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Mexico, Southeast Asia, Europe and South America. Approximately 28% of 2018 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 23% of net sales of the Plumbing segment in 2018. This segment’s chief competitors include

Masco, Kohler, Spectrum Brands, LIXIL Group, InSinkErator (owned by Emerson Electronic Company) and imported private-label brands.

Doors & Security.    Our Doors & Security segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand name, composite decking, railing and fencing under the Fiberon brand name, and urethane millwork under the Fypon brand name. It also manufactures, sources and distributes locks, safety and security devices, and electronic security products under the Master Lock brand and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 14% of 2018 net sales were to international markets. This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In addition, it sells lock systems and fire resistant safes to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 19% of net sales of the Doors & Security segment in 2018. Therma-Tru, Fiberon and Fypon brands compete with Masonite, JELD-WEN, Trex, Azek, Plastpro, Pella and various regional and local suppliers. The Master Lock brand competes with Abus, W.H. Brady, Hampton, Spectrum Brands, Allegion, Assa Abloy and various imports. SentrySafe brands compete with Magnum, Fortress, Interlocks and Stack-On.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2018	2017	2016
Cabinets	$2,418.6	$2,467.1	$2,397.8
Plumbing	1,883.3	1,720.8	1,534.4
Doors & Security	1,183.2	1,095.4	1,052.7
Total	$5,485.1	$5,283.3	$4,984.9

For additional financial information for each of our business segments, refer to Note 19, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Other Information

Raw materials.    The table below indicates the principal raw materials used by each of our segments. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products.

Segment	Raw Materials
Cabinets	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing	Brass, zinc, resins, stainless steel, aluminum and copper
Doors & Security	Steel, resins, glass, wood, aluminum, insulating foam, brass and zinc

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

Employees.    As of December 31, 2018, we had approximately 25,300 full-time employees. Approximately 3,200 of these employees are covered by collective bargaining agreements. Employee relations are generally good.

Seasonality.    All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair-and-remodel activity and security buying are at their lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters.    We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2018, ten such instances have not been dismissed, settled or otherwise resolved. In 2018, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2018 and 2017, we had accruals of $0.6 and $0.7 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

Legal structure.    Fortune Brands Home & Security, Inc. is a holding company that was initially organized as a Delaware corporation in 1988. Wholly-owned subsidiaries of the Company include MasterBrand Cabinets, Inc., Fortune Brands Global Plumbing Group LLC, Fortune Brands Doors, Inc. and Fortune Brands Storage & Security LLC. As a holding company, we are a legal entity separate and distinct from our subsidiaries. Accordingly, the rights of the Company, and thus the rights of our creditors (including holders of debt securities and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that claims of the Company itself as a creditor of such subsidiary may be recognized, in which event the Company’s claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

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

The markets in which we operate are very competitive. Although we believe that competition in our businesses is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion trends, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Some of our competitors may resort to price competition to sustain or grow market share and manufacturing capacity utilization. Also, certain large customers continue to offer private-label brands that compete with some of our product offerings as a lower-cost alternative. We also face increasing pressure from imported ‘flat pack’ cabinets. The strong competition that we face in all of our businesses may adversely affect our profitability and revenue levels, as well as our results of operations, cash flows and financial condition.

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations, cash flows and financial condition.

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Import tariffs could potentially lead to increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

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

We have many patents, trademarks, brand names and trade names that are important to our business. Unauthorized use of these intellectual property rights may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our brands and trademark rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third party intellectual property rights will ensure the Company’s ability to manufacture, distribute, market or sell in any given country or territory. Furthermore, others may assert intellectual property infringement claims against us or our customers.

Our businesses rely on the performance of wholesale distributors, dealers and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels and customers.

We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations, cash flows and financial condition. The consolidation of distributors or the financial instability or default of a distributor or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors, representatives or retailers may also market other products that compete with our products. The loss or termination of one or more of our major distributors, representatives or retailers, the failure of one or more of our distributors, representatives or retailers to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers could effect our ability to bring products to market.

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

Our failure to attract and retain qualified personnel and other labor constraints could adversely affect our results of operations, cash flows and financial condition.

Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration. With low unemployment rates in the U.S., competition for qualified talent and attracting and retaining personnel in remote locations could result in the failure to attract, motivate and retain personnel, which could have an adverse effect on our results of operations, cash flows and financial condition.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate, the resolution of unrecognized tax benefits and cash tax payments.

Our businesses are subject to income taxation in the U.S., as well as internationally. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement. In addition, significant judgement is required in determining our provision for income taxes. Our total income tax expense could be affected by changes in tax laws rates in the jurisdictions in which our businesses are subject to taxation, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or the interpretation of such laws by tax authorities.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangible assets represents the fair value of customer relationships, tradenames and other acquired intangible assets as of the acquisition date. Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and decline in the trading price of our common stock . If the value of goodwill or other acquired intangible assets is impaired, our results of operations and financial condition could be adversely affected.

We may experience delays or outages in our information technology systems and computer networks. We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal and operational consequences.

We, like most companies, may be subject to information technology system failures and network disruptions caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. Our businesses may implement enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized. In addition, information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We believe we devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. In the event of a breach, we would be exposed to a risk of loss or litigation and possible liability, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 520 Lake Cook Road, Deerfield, Illinois 60015. We operate 30 U.S. manufacturing facilities in 16 states and have 22 manufacturing facilities in international locations (9 in Mexico, 3 in Asia, 4 in Europe, 4 in Africa, and 2 in Canada). In addition, we have 53 distribution centers and warehouses worldwide, of which 42 are leased. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Cabinets	22	3	25	3	17	20
Plumbing	8	6	14	7	15	22
Doors & Security	10	3	13	1	10	11
Totals	40	12	52	11	42	53

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

Name	Age	Position
Christopher J. Klein	55	Chief Executive Officer
Patrick D. Hallinan	51	Senior Vice President and Chief Financial Officer
Nicholas I. Fink	44	President, Plumbing Segment
Brett E. Finley	48	President, Doors & Security Segment
David M. Randich	57	President, Cabinets Segment
Tracey L. Belcourt	52	Senior Vice President, Global Growth and Development
Robert K. Biggart	64	Senior Vice President, General Counsel and Secretary
Sheri R. Grissom	54	Senior Vice President, Human Resources
Brian C. Lantz	56	Senior Vice President, Communications & Corporate Administration
Marty Thomas	60	Senior Vice President, Operations & Supply Chain Strategy
Dan Luburic	47	Vice President and Corporate Controller

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

Nicholas I. Fink has served as President of the Plumbing segment since August 2016. From June 2015 to August 2016, Mr. Fink served as Senior Vice President-Global Growth and Development of Fortune Brands. From June 2006 to May 2015, Mr. Fink worked at Beam Suntory, Inc., a global spirits company, and its predecessor entities in various senior positions including as Senior Vice President and President, Asia-Pacific/South America.

Brett E. Finley has served as President of the Doors & Security segment since July 2018. From February 2016 to July 2018, Mr. Finley served as the President of Fortune Brands Doors, Inc. From February 2008 to February 2016, Mr. Finley held various leadership positions at IDEX Corporation, a global manufacturer of fluidics systems and specialty engineered products, including Senior Vice President, Group Executive, Fluid & Metering Technologies Segment and President- IDEX-Asia.

David M. Randich has served as President of the Cabinets segment since October 2012.

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

In December 2018, our Board of Directors increased the quarterly cash dividend by 10% to $0.22 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On February 1, 2019, there were 9,946 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2018:

Three Months Ended December 31, 2018	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	1,043,400	$47.94	1,043,400	$455,686,267
November 1 – November 30	951,700	44.08	951,700	413,734,259
December 1 – December 31	—	—	—	413,734,259
Total	1,995,100	$46.10	1,995,100

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
April 30, 2018	April 30, 2018	$150 million	April 30, 2020
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Stock Performance

The above graph compares the relative performance of our common stock, the S&P 500 Index and a Peer Group Index. This graph covers the period from December 31, 2013 through December 31, 2018. This graph assumes $100 was invested in the stock or the index on December 31, 2013 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Peer Group Index. The 2018 peer group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

Armstrong World Industries, Inc., Fastenal Company, Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Mohawk Industries, Inc., Newell Brands Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc. and USG Corporation.

Calculation of Peer Group Index

The weighted-average total return of the entire peer group, for the period of December 31, 2013 through December 31, 2018, is calculated in the following manner:

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

Item 6.	Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,

(In millions, except per share amounts)	2018	2017	2016	2015	2014
Income statement data(a)
Net sales	$5,485.1	$5,283.3	$4,984.9	$4,579.4	$4,013.6
Cost of products sold(b)	3,525.7	3,358.3	3,188.8	3,001.1	2,653.6
Selling, general and administrative expenses(b)	1,241.4	1,196.9	1,135.5	1,059.8	949.0
Amortization of intangible assets	36.1	31.7	28.1	21.6	13.1
Loss on sale of product line (see Note 4)	—	2.4	—	—	—
Asset impairment charges	62.6	3.2	—	—	—
Restructuring charges	24.1	8.3	13.9	16.6	7.0
Operating income	595.2	682.5	618.6	480.3	390.9
Income from continuing operations, net of tax(e)	390.0	475.3	412.4	306.5	273.6
Basic earnings per share — continuing operations	2.69	3.10	2.67	1.92	1.68
Diluted earnings per share — continuing operations	2.66	3.05	2.61	1.88	1.64

Other data(a)
Depreciation and amortization	$149.6	$130.3	$122.7	$115.1	$98.8
Cash flow provided by operating activities(c)	604.0	600.3	650.5	429.2	266.2
Capital expenditures	(150.1)	(165.0)	(149.3)	(128.5)	(127.5)
Proceeds from the disposition of assets	6.1	0.4	3.9	2.5	0.7
Dividends declared per common share	0.82	0.74	0.66	0.58	0.50

Balance sheet data
Total assets(d)	$5,964.6	$5,511.4	$5,128.5	$4,875.7	$4,051.5
Third party debt(d)	2,334.0	1,507.6	1,431.1	1,168.7	668.6
Total invested capital	4,513.9	4,108.7	3,794.1	3,623.3	2,931.6

(a)

Income statement data excludes discontinued operations. Other data is derived from the Statement of Cash Flows and therefore includes discontinued operations. For additional information, refer to Note 19, “Information on Business Segments.”

(b)

Reflects adoption of Accounting Standards Update (“ASU”) 2017-07 “Presentation of Net Periodic Pension and Postretirement Cost” which resulted in the retrospective reclassification of amortization of prior service cost/credits, interest cost, expected return on plan assets and actuarial gains/losses from operating income to other income, net.

The Company’s defined benefit expense included recognition of pre-tax actuarial gains (losses) in each of the last five years as follows:

	2018	2017	2016	2015	2014
Pre-tax actuarial gains (losses)	$(3.8)	$0.5	$(1.9)	$(8.6)	$(13.7)
Portion in other (income) expense	(3.8)	0.5	(1.9)	(2.5)	(13.7)
Portion in discontinued operations	—	—	—	(6.1)	—

(c)

Reflects adoption of Accounting Standards Update (“ASU”) 2016-09 “Improvements to Employee Share-Based Payment Accounting” which resulted in the retrospective reclassification of employee withholding taxes paid from operating into financing activities.

(d)

Reflects adoption of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which resulted in the retrospective reclassification of debt issuance costs from other current assets and other assets to long-term debt.

(e)

Includes an estimated net tax benefit of $25.7 million in 2017 resulting from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”). During 2018, the Company completed its SAB 118 analysis with respect to income tax effects of the Tax Act. As a result, the Company recorded a tax expense in the amount of $5.5 million in 2018.

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

>	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.

>	Results of Operations: This section provides an analysis of our results of operations for each of the three years ended December 31, 2018, 2017 and 2016.

>

Liquidity and Capital Resources:    This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2018, 2017 and 2016. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2018, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

>

Critical Accounting Policies and Estimates:    This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories: kitchen and bath cabinetry, plumbing and accessories, entry door systems, security products and outdoor performance materials used in decking, railing and fencing products.

For the year ended December 31, 2018, net sales based on country of destination were:

(In millions)
United States	$4,606.6	84%
Canada	433.1	8
China	260.6	5
Other international	184.8	3
Total	$5,485.1	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, lean and flexible supply chains, a decentralized business model and a strong capital structure as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market continue to grow, we expect the benefits of operating leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us to continue to achieve profitable organic growth.

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that as the market grows, we have the potential to generate additional growth from leveraging our cash flows and balance sheet strength by pursuing accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and by returning cash to shareholders through a combination of dividends and repurchases under our share repurchase program as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending. Continued growth in the U.S. market for our home products will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability.

We may be impacted by fluctuations in raw materials, tariffs, transportation costs, foreign exchange rates and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity improvements and price increases.

During the three years ended December 31, 2018, our net sales grew at a compounded annual rate of 6.2% as we benefited from an improving U.S. home products market, acquisitions, and growth in international markets. Operating income grew at a compounded annual rate of 7.4% with consolidated operating margins improving from 10% in 2015 to 11% in 2018. Growth in operating income was primarily due to higher sales volume, changes to our portfolio of businesses, control and leverage of our operating expenses and the benefits of productivity programs.

During 2018, the U.S. home products market grew due to increases in new home construction and repair and remodel activities. We believe new housing construction experienced approximately 5% growth in 2018 compared to 2017 and spending for home repair and remodeling increased approximately 4%. In 2018, net sales grew 4% due to price increases to help mitigate cumulative raw material cost increases, the acquisitions in our Plumbing and Doors & Security segments, higher sales volume primarily resulting from U.S. home products market growth, and the effect of favorable foreign exchange. In 2018, operating income decreased 12.8% due to unfavorable mix, asset impairment charges, higher employee-related costs and restructuring charges.

During 2017, the U.S. home products market grew due to increases in new home construction and repair and remodel activities. We believe new housing construction experienced approximately 7% growth in 2017 compared to 2016 and spending for home repair and remodeling increased by approximately 5%. In 2017, net sales grew 6% and operating income increased 9% due to higher sales volume primarily resulting from U.S. home products market growth, the acquisitions in our Plumbing segments, price increases to help mitigate cumulative raw material cost increases, the effect of favorable foreign exchange and productivity improvements.

During the fourth quarter of 2018, our Plumbing segment entered into strategic partnerships with several companies who incorporate emerging technology into plumbing-related products, and at the same time acquired non-controlling equity interests in two of our partners. This includes an investment in Flo Technologies, Inc.

In September 2018, we issued $600 million of unsecured senior notes (“2018 Senior Notes”) in a registered public offering. The 2018 Senior Notes are due in 2023 with a coupon rate of 4%. All other terms and conditions of the 2018 Senior Notes are substantially consistent with our other senior notes issued in June 2015 (“2015 Senior Notes”, and collectively with the 2018 Senior Notes, the “Senior Notes”). We used the proceeds from the 2018 Senior Notes offering to pay down our revolving credit facility.

In September 2018, we acquired 100% of the membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. Fiberon’s results of operations are included in the Doors & Security segment from the date of acquisition.

In July 2018, we publicly announced an internal reorganization to combine our historical Doors and Security segments under common leadership to drive innovation, accelerate product development, and enhance investments and business processes. In connection with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources for the combined business. Reporting for the new Doors & Security segment began in the third quarter of 2018 and historical financial segment information has been restated to conform to the new segment presentation.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. In August 2018, the Company amended its existing $350 million term loan to increase the borrowings under the term loan from $350 million to $525 million. All terms and conditions on the amended term loan remain the same as the previous $350 million term loan. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement.

In October 2017, we acquired Domotec Holdings Limited (“Victoria + Albert”), a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The total combined consideration paid was approximately $146 million, subject to certain post-closing adjustments and deferred acquisition payments. We financed both of the acquisitions using cash on hand and borrowings under our revolving credit facility. These transactions broadened our plumbing portfolio.

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

In June 2016, we amended and restated our credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as our previous credit assesment. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes.

In May 2016, we acquired Riobel Inc (“Riobel”), a Canadian plumbing company specializing in premium showroom bath and shower fittings, for a total purchase price of $94.6 million, subject to certain post-closing adjustments. We financed the transaction using cash on hand and borrowings under our existing credit facilities.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December. In December 2017, there were certain transactions that resulted in approximately $38 million of net cash outflows relating to payments made to third parties in the normal course of business during the period between the year-end of our wholly-owned subsidiaries and the Company’s year-end (in 2018, amounts were immaterial).

In September 2018, we acquired Fiber Composites LLC (“Fiberon”). The financial results of Fiberon were included in the Company’s consolidated statements of income and statements of cash flow beginning in September 2018 and the consolidated balance sheet as of December 31, 2018. The results of operations are included in the Doors & Security segment.

In October 2017, we acquired Victoria + Albert. In July 2017, we acquired Shaws. The financial results of both of the acquisitions were included in the Company’s consolidated balance sheets as of December 31, 2017 and in the Company’s consolidated statements of income and statements of cash flow beginning in October 2017 and July 2017, respectively. The results of operations are included in the Plumbing segment.

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

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2018 compared to the year ended December 31, 2017, and the year ended December 31, 2017 compared to the year ended December 31, 2016. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2018, 2017 and 2016

(In millions)	2018	% change	2017	% change	2016
Net Sales:
Cabinets	$2,418.6	(2.0)%	$2,467.1	2.9%	$2,397.8
Plumbing	1,883.3	9.4	1,720.8	12.1	1,534.4
Doors & Security	1,183.2	8.0	1,095.4	4.1	1,052.7
Total Fortune Brands	$5,485.1	3.8%	$5,283.3	6.0%	$4,984.9
Operating Income:
Cabinets	$143.5	(46.3)%	$267.2	3.6%	$257.8
Plumbing(a)	375.3	4.7	358.5	13.8	314.9
Doors & Security(a)	155.6	5.9	146.9	16.2	126.4
Corporate(a)	(79.2)	12.1	(90.1)	(11.9)	(80.5)
Total Fortune Brands	$595.2	(12.8)%	$682.5	10.3%	$618.6

(a)

We revised our previously reported results in 2017 and 2016 to reflect our adoption of ASU 2017-07, Presentation of Net Periodic Pension and Postretirement Costs, and to reflect our new Doors & Security segment resulting from the reorganization we announced in July 2018.

Certain items had a significant impact on our results in 2018, 2017 and 2016. These included the acquisitions of Fiberon, Victoria + Albert, Shaws, Riobel, ROHL and Perrin & Rowe, restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2018, financial results included:

>	the addition of the Fiberon acquisition in our Doors & Security segment,

>

asset impairment charges of $62.6 related to impairment of two indefinite-lived tradenames within our Cabinets segment which was primarily the result of changes in the mix of revenue across our tradenames finalized during our annual planning process conducted during the fourth quarter, as well as restructuring actions announced during the third quarter,

>

restructuring and other charges of $35.4 million before tax ($26.9 million after tax), primarily related to costs associated with our initiatives to consolidate our manufacturing footprint and product lines in our Cabinets segment and severance costs within all of our segments,

>

the impact of foreign exchange primarily due to movement in the Canadian Dollar, British Pound, Mexican Peso and Chinese Yuan, which had a favorable impact compared to 2017, of approximately $9 million on net sales, approximately $6 million on operating income and approximately $6 million on net income and

>

the favorable impact of changes from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) for product groups in which metals comprise a significant portion of inventory cost, which resulted in income of approximately $7.3 million before tax ($5.5 million after tax).

>

During 2018, the Company completed its SAB 118 analysis with respect to income tax effects resulting from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”) As a result, the Company recorded a tax expense in the amount of $5.5 million in 2018.

In 2017, financial results included:

>	the benefit of the acquisitions in our Plumbing segment,

>

restructuring and other charges of $18.5 million before tax ($12.3 million after tax), primarily related to losses on disposal of inventory associated with exiting a product line in our Doors & Security segment and exiting a customer relationship in our Cabinets segment, as well as severance costs within our Doors & Security, Plumbing and Cabinets segments,

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

>	an estimated net tax benefit of $25.7 million resulting from the of the Tax Act.

In 2016, financial results included:

>	the benefit of the acquisitions in our Cabinets and Plumbing segments,

>

restructuring and other charges of $19.3 million before tax ($13.6 million after tax), primarily associated with severance costs and charges associated with the relocation of a manufacturing facility within our Doors & Security segment and

>

the impact of foreign exchange primarily due to movement in the Canadian dollar, which had an unfavorable impact compared to 2015, of approximately $27 million on net sales, approximately $6 million on operating income and approximately $6 million on net income.

2018 Compared to 2017

Total Fortune Brands

Net sales

Net sales increased $201.8 million, or 3.8%. The increase was due to price increases to help mitigate cumulative raw material cost increases, higher international sales, principally in China, our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments, higher sales volume primarily from the growth in the U.S. home products market, the benefit from new product introductions and favorable foreign exchange of approximately $9 million. These benefits were partially offset by more moderate industry growth during the second half of 2018, unfavorable mix and higher promotions and rebates.

Cost of products sold

Cost of products sold increased $167.4 million, or 5.0%, due to higher net sales, increased commodity costs, higher restructuring and other charges related to costs associated with our initiatives to consolidate and rationalize our manufacturing footprint and discontinue certain product lines in our Cabinets segment, and higher amortization of the acquisition-related inventory fair value adjustment in our Plumbing and Doors & Security segments. These factors were partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $44.5 million, or 3.7%, due to higher employee-related costs, the impact from our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments and higher transportation costs partially offset by the benefit from restructuring actions.

Amortization of intangible assets

Amortization of intangible assets increased $4.4 million due to our acquisitions during 2017 and 2018 in our Plumbing and Doors & Security segments offset by a decrease related to a definite-lived customer relationship intangible that was fully amortized during the second quarter of 2017.

Loss on sale of product line

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Doors & Security segment. We recorded a pre-tax loss of $2.4 million as the result of this sale.

Asset impairment charges

Asset impairment charges of $62.6 million in 2018 related to two indefinite-lived tradenames within our Cabinets segment. During the third quarter of 2018, we recognized an impairment of $27.1 million related to one tradename, which was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations during the third quarter of 2018. During the fourth quarter of 2018, we recognized an impairment of $35.5 million related to another tradename, which was primarily the result of lower than forecasted sales during the fourth quarter of 2018 as well as projected changes in the mix of revenue across our tradenames in future periods, including the impact of more moderate industry growth expectations, which were finalized during our annual planning process conducted during the fourth quarter. Asset impairment charges of $3.2 million in the first quarter of 2017 related to our decision to sell Field ID.

Restructuring charges

Restructuring charges of $24.1 million in 2018 primarily related to severance costs within all of our segments and costs associated with our initiatives to consolidate our manufacturing footprint and product lines in our Cabinets segment. Restructuring charges of $8.3 million in 2017 primarily related to severance costs across all segments and charges associated with the relocation of a manufacturing facility within our Cabinets segment.

Operating income

Operating income decreased $87.3 million or 12.8%. Operating income decreased due to unfavorable mix, asset impairment charges, higher employee-related costs and restructuring charges partially offset by higher net sales, including the benefit from acquisitions in our Plumbing segment and productivity improvements.

Interest expense

Interest expense increased $25.1 million to $74.5 million due to higher average borrowings to finance share repurchases and acquisitions and higher average interest rates.

Other income, net

Other income, net, was $16.3 million in the twelve months ended December 31, 2018, compared to $1.7 million in the twelve months ended December 31, 2017. The increase in other income, net, is primarily due to hedge gains associated with our September 2018 debt issuance, favorable foreign currency adjustments and various tax credits within our Plumbing business partially offset by lower defined benefit plan income in 2018 ($3.0 million decrease). In addition, 2017 reflects a $7.0 million impairment charge related to a cost method investment.

Income taxes

The effective income tax rates for 2018 and 2017 were 27.4% and 25.1%, respectively. The 2018 effective income tax rate was favorably impacted by the corporate tax rate reduction from 35% to 21% under The Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The 2018 effective income tax rate was unfavorably impacted by the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, a valuation allowance increase ($3 million), an adjustment to the provisional net benefit recorded in 2017 under the Tax Act ($5.5 million), state and local taxes, unfavorable tax rates in foreign jurisdictions ($3.5 million), and increases in uncertain tax positions ($4.1 million).

The 2017 effective income tax rate was favorably impacted by the Tax Act. The effective income tax rate for 2017 was favorably impacted by a tax benefit related to share-based compensation ($23.9 million), the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction ($10.9 million) and favorable tax rates in foreign jurisdictions ($8.3 million), partially offset by state and local taxes and increases to uncertain tax positions ($11.6 million).

The Tax Act made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, generally providing for an exemption from federal income tax for dividends received from foreign subsidiaries, and imposing a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued, which deals with the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate. As a result, the Company recorded a provisional net benefit of $25.7 million in the fourth quarter of 2017, the period in which the Tax Act was enacted. This provisional amount included an estimated reduction in the Company’s net deferred tax liabilities of $62.4 million resulting from the decrease in the federal income tax rate; an estimated deemed repatriation tax liability of $28.5 million; and an estimated net increase to our provision for taxes on foreign earnings not considered permanently reinvested of $8.2 million. During the fourth quarter of 2018, the Company completed its analysis in conjunction with the SAB 118 measurement period ending on December 22, 2018. The total tax provision impact for the year ended December 31, 2018 was an unfavorable adjustment of $5.5 million related primarily to certain deferred tax assets and liabilities.

Income from continuing operations

Net income from continuing operations was $390.0 million in 2018 compared to $475.3 million in 2017. The decrease of $85.3 million was primarily due to lower operating income.

Loss from discontinued operations

The loss from discontinued operations was $0.2 million and $2.6 million in 2018 and 2017, respectively and is related to the prior sale of the Waterloo tool storage and Simonton window businesses.

Results By Segment

Cabinets

Net sales decreased $48.5 million, or 2.0%, predominantly due to the impact of exiting a customer relationship and unfavorable mix. These factors were partially offset by the benefit from new product introductions and price increases to help mitigate cumulative raw material cost increases.

Operating income decreased $123.7 million, or 46.3%, primarily due to lower net sales, tradename asset impairment charges of $62.6 million, higher restructuring and other charges incurred to consolidate our manufacturing footprint and discontinue certain product lines and increased employee-related costs due to inflation, partially offset by the benefit from productivity improvements.

Plumbing

Net sales increased $162.5 million, or 9.4% due to higher sales unit volume in the U.S. China and Canada, new product introductions across our distribution channels, the benefit from the 2017 acquisitions of Victoria + Albert and Shaws and price increases to help mitigate cumulative raw material cost increases partially offset by higher rebates. Foreign exchange was favorable by approximately $5 million.

Operating income increased $16.8 million, or 4.7%, due to the higher net sales and benefits from productivity improvements. These benefits were partially offset by commodity cost inflation, higher employee-related costs, unfavorable mix, amortization of the acquisition-related inventory fair value adjustments ($5.5 million) related to our 2017 acquisitions and increased marketing and advertising costs. In addition, 2017 operating income reflects the impact of adopting ASU 2017-07 during 2018 and the reclassification of approximately $5.1 million from Plumbing operating income to other income, net.

Doors & Security

Net sales increased $87.8 million, or 8.0%, due to higher sales volume, resulting from the benefit from new product introductions, the acquisition of Fiberon in 2018, price increases to help mitigate cumulative raw material cost increases and the impact of favorable foreign exchange, which were partly offset by increased non-repeating sales promotions and unfavorable mix.

Operating income increased $8.7 million, or 5.9%, due to higher net sales and an inventory valuation accounting change benefit of $12.8 million, which were partially offset by non-repeating sales promotions and inventory step up amortization related to the Fiberon acquisition.

Corporate

Corporate expenses decreased by $10.9 million mainly due to lower employee-related costs. In addition, 2017 corporate expense reflects the impact of adopting ASU 2017-07 during the first quarter of 2018 and the related reclassification of approximately $4.5 million of 2017 income from Corporate expenses to other income, net.

2017 Compared to 2016

Total Fortune Brands

Net sales

Net sales increased $298.4 million, or 6.0%. The increase was due to higher sales volume primarily from improvement in U.S. market conditions for home products, new product introductions, the benefit from the acquisitions in our Plumbing segment and price increases to help mitigate cumulative raw material cost increases as well as the benefit from favorable foreign exchange of approximately $4 million. These benefits were partially offset by unfavorable mix, higher sales promotions, and sales rebates.

Cost of products sold

Cost of products sold increased $169.5 million, or 5.3%, due to higher net sales, including the impact of the acquisitions in our Plumbing segment and raw material cost increases, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $61.4 million, or 5.4%, due to higher employee-related costs and advertising costs as well as the impact of the acquisitions in our Plumbing segment.

Amortization of intangible assets

Amortization of intangible assets increased $3.6 million primarily due to the acquisitions in our Plumbing segment, partially offset by a decrease relating to a definite-lived customer relationship intangible in our Doors & Security segment that was fully amortized during the second quarter of 2017.

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

Restructuring charges

Restructuring charges of $8.3 million in 2017 primarily related to severance costs within all of our segments as well as charges associated with a plant relocation in our Cabinets segment. Restructuring charges of $13.9 million in 2016 primarily related to the severance costs and charges associated with the relocation of a manufacturing facility within our Doors & Security segment.

Operating income

Operating income increased $63.9 million or 10.3%. Operating income increased due to higher net sales, including the benefit from acquisitions in our Plumbing segment and productivity improvements. These benefits were partially offset by unfavorable mix, higher employee-related costs, raw material, labor inflation and advertising costs. 2017 and 2016 were adjusted to reflect the impact of adopting ASU 2017-07 and reclassification of $9.6 million and $14.1 million, respectively from operating income to other income, net.

Interest expense

Interest expense of $49.4 million was $0.3 million higher as compared to last year primarily due to higher average interest rates which was partially offset by lower average borrowings and the absence of the write-off of debt issuance costs incurred in 2016.

Other income, net

Other income, net, was of $1.7 million in the twelve months ended December 31, 2017 compared to $12.6 million in the twelve months ended December 31, 2016. The decrease of $10.9 million was primarily due to a $7.0 million impairment charge in 2017 pertaining to a cost method investment and a decrease in defined benefit income of $4.5 million.

Income taxes

The effective income tax rates for 2017 and 2016 were 25.1% and 29.2% respectively. The 2017 effective income tax rate was favorably impacted by the Tax Act ($25.7 million). The effective income tax rates for 2017 and 2016 were favorably impacted by the tax benefit attributable to share-based compensation (ASU 2016-09) deduction ($23.9 million and $27.8 million, respectively), the Domestic Production Activity (Internal Revenue Code Section 199) deduction ($10.9 million and $13.0 million, respectively) and favorable tax rates in foreign jurisdictions ($8.3 million and $7.6 million, respectively), offset by state and local taxes and increases to uncertain tax positions ($11.6 million and $13.2 million, respectively).

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

Plumbing

Net sales increased $186.4 million, or 12.1%, due to higher sales volume driven by continuing improvement in the U.S. home products market and the benefit from new product introductions, higher sales in international markets, principally China, and the benefit from the acquisitions of Riobel, ROHL and Perrin & Rowe in 2016 as well as Shaws and Victoria + Albert in 2017. These benefits were partially offset by higher sales rebates.

Operating income increased $43.6 million, or 13.8%, due to higher net sales, productivity improvements and favorable mix as well as a $4 million benefit from favorable foreign exchange. These benefits were partially offset by employee-related costs, higher raw materials costs and higher advertising costs. In addition, 2017 and 2016 operating income reflects the impact of adopting ASU 2017-07 and reclassification of approximately $5.1 million and $11.4 million, respectively from operating income to other income, net.

Doors & Security

Net sales increased $42.7 million, or 4.1%, due to higher sales volume, including the benefit from new product introductions, and price increases to help mitigate cumulative raw material cost increases. These benefits were partially offset by the impact of exiting two security product lines in our commercial distribution channels.

Operating income increased $20.5 million, or 16.2%, primarily due to the higher net sales, the benefits from productivity improvements, lower restructuring and other charges (approximately $6 million) relating to the completion in 2016 of a manufacturing facility relocation, favorable foreign exchange and the related cost savings resulting from the facility relocation. In addition, 2017 and 2016 operating income reflects the impact of adopting ASU 2017-07 and reclassification of zero and $2.1 million, respectively from operating income to other income, net.

Corporate

Corporate expenses increased by $9.6 million mainly due to the impairment of a long lived asset. In addition, 2017 and 2016 operating income reflects the impact of adopting ASU 2017-07 and reclassification of $4.5 million and $0.6 million, respectively from operating income to other income, net.

Liquidity and Capital Resources

Our primary liquidity needs are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as deemed appropriate. Our principal sources of liquidity are cash on hand, cash flows from operating activities, availability under our credit facility and debt issuances in the capital markets. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands. In December 2018, our Board of Directors increased the quarterly cash dividend by 10% to $0.22 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

In September 2018, we issued $600 million of unsecured senior notes (“2018 Senior Notes”) in a registered public offering. The 2018 Senior Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the Senior Notes offering to pay down our revolving credit facility. On December 31, 2018, the outstanding amount of the 2018 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $595.0 million.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. In August 2018, the Company amended its existing $350 million term loan to increase the borrowings under the term loan from $350 million to $525 million. All terms and conditions on the amended term loan remain the same as the previous $350 million term loan. The amended term loan is for general corporate purposes and matures in March 2019. At December 31, 2018 and December 31, 2017, amounts due under the term loan were $525.0 million and zero, respectively, which are included within short term debt in our consolidated balance sheet. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of December 31, 2018, we were in compliance with all covenants under this term loan.

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

In June 2016, the Company amended and restated its 2011 credit agreement to combine and rollover the prior revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment and restatement of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as under the 2011 credit agreement. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On December 31, 2018 and December 31, 2017, our outstanding borrowings under these facilities were $320.0 million and $615.0 million, respectively, all of which is included in long-term debt in our consolidated balance sheet. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of December 31, 2018, we were in compliance with all covenants under this facility. As a result of the refinancing, we wrote off prepaid debt issuance costs of approximately $1.3 million as of June 30, 2016.

In June 2015, we issued $900 million of unsecured senior notes (“2015 Senior Notes”, and collectively with the 2018 Senior Notes, the “Senior Notes”) in a registered public offering. The 2015 Senior Notes consist of two tranches: $400 million of five-year notes due in 2020 with a coupon rate of 3% and $500 million of ten-year notes due in 2025 with a coupon rate of 4%. We used the proceeds from the 2015 Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2018, the outstanding amount of the 2015 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $894.1 million.

On April 30, 2018, our Board of Directors authorized the repurchase of up to $150 million of shares of our common stock over the two years ending April 30, 2020. On July 13, 2018, our Board of Directors authorized the repurchase of up to $400 million of shares of our common stock over the two years ending July 13, 2020. As of December 31, 2018, the Company’s total remaining share repurchase authorization under the repurchase programs was approximately $413.7 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time. In 2018, we repurchased 12.0 million shares of our outstanding common stock under the Company’s share repurchase programs for $694.6 million.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate as of both December 31, 2018 and 2017, of which zero were outstanding, as of December 31, 2018 and 2017. The weighted-average interest rates on these borrowings were 0%, 0% and 1.5% in 2018, 2017 and 2016 respectively.

Acquisitions, divestitures and other strategic partnerships in 2018, 2017 and 2016 include:

>

During the fourth quarter of 2018, our Plumbing segment entered into strategic partnerships with several companies which incorporate emerging technology into plumbing-related products, and at the same time acquired non-controlling equity interests in two of our partners. This includes an investment in Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of a comprehensive water monitoring and shut-off system with leak detection and proactive leak detection technologies. Our investments in our strategic partners are recorded at cost, plus or minus any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

>

In September 2018, we acquired 100% of membership interests of Fiberon, a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities for our Doors & Security segment into the outdoor living space. The results of operations, subsequent to the closing of the acquisition, are included in the Doors & Security segment.

>

In October 2017, the Company acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks, and selling brassware and accessories. The combined consideration paid was approximately $146 million, including $19.9 million of additional purchase price consideration paid related to post-closing adjustments and deferred acquisition payments during the year ended December 31, 2018. The combined consideration paid is subject to further deferred acquisition payments. The results of operations of the acquired companies are included in the Plumbing segment from the respective dates of acquisition. We financed the transactions using cash on hand and borrowings under our revolving credit facility.

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

In 2018, we invested approximately $45 million in incremental capacity to support long-term growth potential. We expect capital spending in 2019 to be in the range of $135 to $145 million.

On December 31, 2018, we had cash and cash equivalents of $262.9 million, of which $260.1 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our businesses. We typically generate most of our operating cash flow in the third and fourth quarters of each year.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2018, 2017 and 2016.

(In millions)	2018	2017	2016
Net cash provided by operating activities	$604.0	$600.3	$650.5
Net cash used in investing activities	(634.3)	(287.7)	(385.1)
Net cash used in financing activities	(6.8)	(250.1)	(250.4)
Effect of foreign exchange rate changes on cash	(15.2)	9.0	(2.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52.3)	$71.5	$13.0

Net cash provided by operating activities was $604.0 million in 2018 compared to $600.3 million in 2017 and $650.5 million in 2016. The $3.7 million increase in cash provided was due to lower build in working capital, primarily driven by lower accounts receivable balances and increases in accrued taxes. The $50.2 million decrease in cash provided by operating activities from 2017 to 2016 was primarily due to higher build in working capital, primarily driven by higher inventory purchases in 2017, partially offset by a higher net income.

Net cash used in investing activities was $634.3 million in 2018 compared to $287.7 million in 2017 and $385.1 million in 2016. The increase in cash used of $346.6 million from 2017 to 2018 was primarily due to a $341.0 million increase in cost of acquisitions. The decrease of $97.4 million from 2016 to 2017 was primarily due to lower cost of acquisitions of $115.1 million, partially offset by $15.7 million of higher capital expenditures.

Net cash used by financing activities was $6.8 million in 2018 compared to $250.1 million in 2017 and $250.4 million in 2016. The decrease in net cash used of $243.3 million was primarily due to higher net borrowings in 2018 compared to 2017 ($751.2 million increase), partly offset by higher share repurchases in 2018 compared to 2017 ($479.8 million increase).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2018, 2017 and 2016, we contributed $10.0 million, $28.4 million and zero, respectively, to qualified pension plans. In 2019, we expect to make pension contributions of approximately $8.0 million. As of December 31, 2018, the fair value of our total pension plan assets was $599.6 million, representing funding of 79% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom, France, Australia and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes other obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2018.

(In millions)	Payments Due by Period as of December 31, 2018

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term and long-term debt	$2,334.0	$525.0	$719.0	$595.0	$495.0
Interest payments on long-term debt(a)	300.6	71.6	111.0	88.0	30.0
Operating leases	182.3	37.8	53.0	32.7	58.8
Purchase obligations(b)	369.9	342.4	21.8	4.7	1.0
Deferred acquisition payments	19.5	19.5	—	—	—
Defined benefit plan contributions(c)	8.0	8.0	—	—	—
Total	$3,214.3	$1,004.3	$904.8	$720.4	$584.8

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2018.

(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.

(c)	Pension and postretirement contributions cannot be determined beyond 2019.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $83.5 million of unrecognized tax benefits as of December 31, 2018 have been excluded from the Contractual Obligations table above.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2018. Other corporate commercial commitments include standby letters of credit of $43.6 million, in the aggregate, all of which expire in less than one year, and surety bonds of $8.0 million, of which $7.0 million matures in less than 1 year and $1.0 million matures in 1-3 years. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, British pound, the Mexican peso and the Chinese yuan. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. For additional information on this risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

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

Deferred currency gains/(losses) of $2.2 million, $0.4 million and $(3.5) million (before tax impact) were reclassified into earnings for the year ended December 31, 2018, 2017 and 2016, respectively. Based on foreign exchange rates as of December 31, 2018, we estimate that $3.3 million of net currency derivative gain included in OCI as of December 31, 2018 will be reclassified to earnings within the next twelve months.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts and doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $3.7 million and $3.3 million as of December 31, 2018 and 2017, respectively.

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $45.3 million and $45.0 million as of December 31, 2018 and 2017, respectively.

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

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. home products market, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.

The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales, operating income and cash flow forecasts; peer company EBITDA earnings multiples; the market-participant-based discount rate; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and repair and remodel segments of the U.S. home products markets drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future operating income and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates; the assumed royalty rate; and the market-participant discount rate. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value of our indefinite-lived tradenames using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to projected tradename revenue growth, the assumed royalty rate and the discount rate. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

In the third quarter of 2018, we recorded a pre-tax impairment charge of $27.1 million related to an indefinite-lived tradename in our Cabinets segment. This charge was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations during the third quarter of 2018. During the fourth quarter of 2018, we recorded a pre-tax impairment charge of $35.5 million related to another indefinite-lived tradename in our Cabinets segment as part of our annual impairment testing performed in the fourth quarter. This charge was primarily the result of reduced revenue growth expectations identified during our annual planning process conducted during the fourth quarter, which includes more moderate industry growth expectations. The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over their remaining useful life. Some of the more significant assumptions inherent in estimating the fair value include estimated future annual net sales for the tradename, assumed royalty rate, income tax rate, and a discount rate that reflects the level of risk associated with the tradename’s future sales and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 10 “Fair Value Measurements” to the Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K). As of December 31, 2018, the carrying value of the tradenames that were impaired was $152.0 million. A further reduction in the estimated fair value of these tradenames could trigger future impairments.

In 2017 and 2016, we did not record any asset impairment charges in operating income associated with goodwill or indefinite-lived intangible assets.

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

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial (gains) losses was $3.8 million, $(0.5) million and $1.9 million in 2018, 2017 and 2016, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $71.5 million as of December 31, 2018, compared to $67.4 million as of December 31, 2017.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2018 and 2017 was 6.0% and 6.4%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2018 and 2017 was 4.4% and 3.8%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2018, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.9% for pre-65 retirees and 8.0% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2027. As of December 31, 2017, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.1% for pre-65 retirees and 8.4% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2026.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2018	2017	2016
Total pension (income) expense	$(5.9)	$(2.5)	$6.8
Actuarial loss component of expense above	3.9	0.9	—
Total postretirement income	(0.1)	(6.5)	(11.3)
Actuarial (gain) loss component of expense above	(0.1)	(1.4)	1.9
Amortization of prior service credit component of expense above	—	(5.1)	(13.5)

The actuarial losses in 2018 were principally due to lower asset returns. The actuarial gains in 2017 were principally due to our normal re-measurement of prior year defined benefit plan liabilities. The actuarial losses in 2016 were principally due to the re-measurement relating to a retiree medical plan. Discount rates in 2018 used to determine benefit obligations increased by an average of 60 basis points for pension benefits. Discount rates for 2018 postretirement benefits increased an average of 80 basis points. Discount rates in 2017 used to determine benefit obligations decreased by an average of 50 basis points for pension benefits. Discount rates for postretirement benefits remained the same in 2017 as in 2016. Discount rates in 2016 used to determine benefit obligations decreased by an average of 30 basis points for pension benefits and an average of 70 basis points for postretirement benefits. Our actual return on plan assets in 2018 was (3.5)% compared to an actuarial assumption of an average 6.0% expected return. Our actual return on plan assets in 2017 was 16.3% compared to an actuarial assumption of an average 6.4% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $23 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.5 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

In January 2018, we adopted ASU 2017-07, which requires entities to present the defined benefit plan non-service related costs outside the operating income subtotal. The new guidance was applied retrospectively in the consolidated statement of income. As a result, we reclassified $9.6 million and

$14.1 million of income from the operating income subtotal to other income, in the twelve months ended December 31, 2017 and 2016, respectively. The retrospective impact of adopting ASU 2017-07 is as follows:

(In millions)	2017	2016
Increase to cost of products sold	$7.5	$8.5
Increase to selling, general and administrative expenses	2.1	5.6
Decrease to operating income	$(9.6)	$(14.1)

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2018, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $83.5 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $1.4 million to $3.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

The Tax Act made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, generally providing for an exemption from federal income tax for dividends received from foreign subsidiaries, and imposing a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued, which deals with the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate. As a result, the Company recorded a provisional net benefit of $25.7 million in the fourth quarter of 2017, the period in which the Tax Act was enacted. This provisional amount included an estimated reduction in the Company’s net deferred tax liabilities of $62.4 million resulting from the decrease in the federal income tax rate; an estimated deemed repatriation tax liability of $28.5 million; and an estimated net increase to our provision for taxes on foreign earnings not considered permanently reinvested of $8.2 million. In the quarter ended December 31, 2018, the Company completed its analysis in conjunction with the SAB 118 measurement period ending on December 22, 2018. The total tax provision impact for the year ended December 31, 2018 was an unfavorable adjustment of $5.5 million related primarily to certain deferred tax assets and liabilities.

The Tax Act included a provision for Global Intangible Low-Taxed Income (GILTI), the Company elected an accounting policy to treat GILTI as a period cost when incurred. The GILTI provision is effective for taxable years of foreign corporations beginning after December 31, 2017.

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

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2018, ten such instances have not been dismissed, settled or otherwise resolved. In 2018, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2018 and 2017, we had accruals of $0.6 million and $0.7 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

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

Interest Rate Risk

A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2018, would be $8.5 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $0.8 million at December 31, 2018. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions, except per share amounts)	2018	2017	2016
NET SALES	$5,485.1	$5,283.3	$4,984.9
Cost of products sold	3,525.7	3,358.3	3,188.8
Selling, general and administrative expenses	1,241.4	1,196.9	1,135.5
Amortization of intangible assets	36.1	31.7	28.1
Loss on sale of product line (see Note 4)	—	2.4	—
Asset impairment charges	62.6	3.2	—
Restructuring charges	24.1	8.3	13.9
OPERATING INCOME	595.2	682.5	618.6
Interest expense	74.5	49.4	49.1
Other income, net	(16.3)	(1.7)	(12.6)
Income from continuing operations before income taxes	537.0	634.8	582.1
Income taxes	147.0	159.5	169.7
Income from continuing operations, net of tax	390.0	475.3	412.4
(Loss) income from discontinued operations, net of tax	(0.2)	(2.6)	0.8
NET INCOME	389.8	472.7	413.2
Less: Noncontrolling interests	0.2	0.1	—
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$389.6	$472.6	$413.2
BASIC EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$2.69	$3.10	$2.67
Discontinuing operations	—	(0.02)	0.01
Net income attributable to Fortune Brands common shareholders	$2.69	$3.08	$2.68
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$2.66	$3.05	$2.61
Discontinuing operations	—	(0.02)	0.01
Net income attributable to Fortune Brands common shareholders	$2.66	$3.03	$2.62

Basic average number of shares outstanding	144.6	153.2	154.3
Diluted average number of shares outstanding	146.4	155.8	157.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2018	2017	2016
NET INCOME	$389.8	$472.7	$413.2
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(31.1)	33.8	(14.7)
Unrealized (losses) gains on derivatives:
Unrealized holding gains (losses) arising during period	10.1	(1.8)	(6.7)
Less: reclassification adjustment for (gains) losses included in net income	(2.1)	(0.9)	3.5
Unrealized gains (losses) on derivatives	8.0	(2.7)	(3.2)
Defined benefit plans:
Prior service credit (cost) arising during period	—	—	12.1
Prior service credit (cost) recognition due to settlement and curtailment	—	—	0.1
Net actuarial (loss) gains arising during period	(4.2)	6.2	(1.9)
Less: amortization of prior service credit included in net periodic pension cost	—	(5.1)	(13.5)
Defined benefit plans	(4.2)	1.1	(3.2)
Other comprehensive (loss) income, before tax	(27.3)	32.2	(21.1)
Income tax (expense) benefit related to items of other comprehensive income(a)	(0.5)	0.5	1.7
Other comprehensive (loss) income, net of tax	(27.8)	32.7	(19.4)
COMPREHENSIVE INCOME	362.0	505.4	393.8
Less: comprehensive income attributable to noncontrolling interest	0.2	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$361.8	$505.4	$393.8

(a)

Income tax (expense) benefit on unrealized (losses) gains on derivatives of $(1.4) million, $0.9 million and $0.5 million and on defined benefit plans of $0.9 million, $(0.4) million and $1.2 million in 2018, 2017 and 2016, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31

(In millions)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$262.9	$323.0
Accounts receivable less allowances for discounts and doubtful accounts	571.7	555.3
Inventories	678.9	580.8
Other current assets	172.6	142.6
TOTAL CURRENT ASSETS	1,686.1	1,601.7
Property, plant and equipment, net of accumulated depreciation	813.4	740.0
Goodwill	2,080.3	1,912.0
Other intangible assets, net of accumulated amortization	1,246.8	1,162.4
Other assets	138.0	95.3
TOTAL ASSETS	$5,964.6	$5,511.4
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	525.0	—
Accounts payable	459.0	428.8
Other current liabilities	508.1	478.0
TOTAL CURRENT LIABILITIES	1,492.1	906.8
Long-term debt	1,809.0	1,507.6
Deferred income taxes	162.6	166.8
Accrued defined benefit plans	163.3	175.9
Other non-current liabilities	157.6	153.2
TOTAL LIABILITIES	3,784.6	2,910.3
Commitments (Note 18) and Contingencies (Note 23)
Equity
Common stock(a)	1.8	1.7
Paid-in capital	2,766.0	2,724.9
Accumulated other comprehensive loss	(67.0)	(39.2)
Retained earnings	1,448.1	1,174.2
Treasury stock	(1,970.7)	(1,262.1)
TOTAL FORTUNE BRANDS EQUITY	2,178.2	2,599.5
Noncontrolling interests	1.8	1.6
TOTAL EQUITY	2,180.0	2,601.1
TOTAL LIABILITIES AND EQUITY	$5,964.6	$5,511.4

(a)	Common stock, par value $0.01 per share, 180.6 million shares and 179.8 million shares issued at December 31, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31

(In millions)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$389.8	$472.7	$413.2
Non-cash expense (income):
Depreciation	113.5	98.6	94.6
Amortization of intangibles	36.1	31.7	28.1
Stock-based compensation	36.1	43.0	32.0
Restructuring charges	—	—	(0.1)
Loss on sale of property, plant and equipment	1.2	0.9	1.2
Loss on sale of product line	—	2.4	—
Asset impairment charges	62.6	15.3	—
Recognition of actuarial losses (gains)	3.8	(0.5)	1.9
Deferred taxes	2.8	(18.7)	(25.8)
Amortization of deferred financing costs	2.3	2.0	3.6
Changes in assets and liabilities including effects subsequent to acquisitions
Decrease (increase) in accounts receivable	9.8	1.0	(39.1)
(Increase) decrease in inventories	(55.0)	(24.8)	52.4
Increase in accounts payable	21.0	24.0	57.6
(Increase) decrease in other assets	(24.7)	(28.3)	10.7
Increase (decrease) in accrued taxes	9.5	(24.4)	0.3
(Decrease) increase in accrued expenses and other liabilities	(4.8)	5.4	19.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	604.0	600.3	650.5
INVESTING ACTIVITIES
Capital expenditures(a)	(150.1)	(165.0)	(149.3)
Proceeds from the disposition of assets	6.1	0.4	3.9
Proceeds from sale of product line	—	1.5	—
Cost of acquisitions, net of cash acquired	(465.6)	(124.6)	(239.7)
Cost of investments in equity securities	(28.7)	—	—
Other investing activities, net	4.0	—	—
NET CASH USED IN INVESTING ACTIVITIES	(634.3)	(287.7)	(385.1)
FINANCING ACTIVITIES
Increase in short-term debt	525.0	—	(1.1)
Issuance of long-term debt	2,191.2	640.0	1,065.0
Repayment of long-term debt	(1,890.0)	(565.0)	(805.0)
Proceeds from the exercise of stock options	4.9	28.5	25.5
Employee withholding taxes paid related to stock-based compensation	(14.0)	(10.6)	(10.1)
Deferred acquisition payments	(13.1)	(17.9)	—
Dividends to stockholders	(115.2)	(110.3)	(98.2)
Treasury stock purchases	(694.6)	(214.8)	(424.5)
Other financing activities, net	(1.0)	—	(2.0)
NET CASH USED IN FINANCING ACTIVITIES	(6.8)	(250.1)	(250.4)
Effect of foreign exchange rate changes on cash	(15.2)	9.0	(2.0)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(52.3)	$71.5	$13.0
Cash, cash equivalents and restricted cash(b) at beginning of year	$323.0	$251.5	$238.5
Cash, cash equivalents and restricted cash(b) at end of year	$270.7	$323.0	$251.5
Cash paid during the year for
Interest	$63.4	$44.4	$43.7
Income taxes paid directly to taxing authorities	114.2	169.7	172.1
Income taxes (received from) paid to Fortune Brands, Inc.	—	—	(0.6)
Dividends declared but not paid	30.9	30.4	27.6

(a)	Capital expenditures of $16.7 million, $17.2 million and $11.9 million that have not been paid as of December 31, 2018, 2017 and 2016, respectively, were excluded from the Statement of Cash Flows.
(b)

Restricted cash of $0.9 and $6.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2018 within our Consolidated Balance Sheet. There was no restricted cash as of December 31, 2017.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2015	$1.7	$2,602.2	$(52.5)	$501.6	$(602.1)	$2.9	$2,453.8
Comprehensive income:
Net income	—	—	—	413.2	—	—	413.2
Other comprehensive (loss) income	—	—	(19.4)	—	—	—	(19.4)
Stock options exercised	—	25.5	—	—	—	—	25.5
Stock-based compensation	—	32.0	—	—	(10.1)	—	21.9
Treasury stock purchase	—	—	—	—	(424.5)	—	(424.5)
Dividends ($0.66 per Common share)	—	—	—	(100.2)	—	—	(100.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Other (See Note 10)	—	(5.9)	—	—	—	—	(5.9)
Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	472.6	—	0.1	472.7
Other comprehensive income (loss)	—	—	32.7	—	—	—	32.7
Stock options exercised	—	28.5	—	—	—	—	28.5
Stock-based compensation	—	42.6	—	—	(10.6)	—	32.0
Treasury stock purchase	—	—	—	—	(214.8)	—	(214.8)
Dividends ($0.74 per Common share)	—	—	—	(113.0)	—	—	(113.0)
Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	389.6	—	0.2	389.8
Other comprehensive income (loss)	—	—	(27.8)	—	—	—	(27.8)
Stock options exercised	0.1	5.0	—	—	—	—	5.1
Stock-based compensation	—	36.1	—	—	(14.0)	—	22.1
Treasury stock purchase	—	—	—	—	(694.6)	—	(694.6)
Dividends ($0.82 per Common share)	—	—	—	(115.7)	—	—	(115.7)
Balance at December 31, 2018	$1.8	$2,766.0	$(67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0

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

Basis of Presentation    The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December. In December 2017, there were certain transactions that resulted in approximately $38 million of net cash outflows relating to payments made to third parties in the normal course of business during the period between the year-end of our wholly-owned subsidiaries and the Company’s year-end (in 2018, amounts were immaterial).

In September 2018, we acquired 100% of membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. The financial results were included in the Company’s consolidated balance sheet as of December 31, 2018 and in the Company’s consolidated statements of income and statements of cash flow beginning in September 2018.

In July 2018, we publicly announced an internal reorganization to combine our Doors & Security segments under common leadership to drive innovation, accelerate product development, and enhance investments and business processes. In connection with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources for the combined business. Reporting for the new Doors & Security segment began in the third quarter of 2018 and historical financial segment information has been restated to conform to the new segment presentation.

In October 2017, we acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sink, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws Since1897 Limited (“Shaws”), a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories in partnership with Perrin & Rowe. The financial results of both of the acquisitions were included in the Company’s December 31, 2018 and 2017 consolidated balance sheets and in the Company’s consolidated statements of income and statements of cash flow beginning in October 2017 and July 2017, respectively.

In September 2016, we acquired ROHL LLC (“ROHL”) and in a related transaction, we acquired TCL Manufacturing which gave us ownership of Perrin & Rowe Limited (“Perrin & Rowe”), and in May 2016, we acquired Riobel Inc (“Riobel”). The financial results of ROHL, Perrin & Rowe and Riobel were included in the Company’s consolidated balance sheets as of December 31, 2018 and 2017, and in the Company’s consolidated statements of income and statements of cash flow beginning in September 2016 and May 2016, respectively.

The cash flows from discontinued operations for 2018, 2017 and 2016 were not separately classified on the accompanying consolidated statements of cash flows. Information on Business Segments was revised to exclude these discontinued operations.

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

Allowances for Doubtful Accounts    Trade receivables are recorded at the stated amount, less allowances for discounts and doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $3.7 million and $3.3 million as of December 31, 2018 and 2017, respectively.

Inventories    The majority of our inventories are accounted for using the first-in, first-out (“FIFO”) inventory method. Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

During the fourth quarter of 2018, we determined that it was preferable to change our accounting policy from last-in, first-out (“LIFO”) to FIFO for product groups in which metals comprise a significant portion of inventory cost. We believe this change is preferable because it results in a uniform method to value our inventory across all our segments, improves comparability with our peers, and is expected to better reflect the current value of inventory on the consolidated balance sheets. The change in costing method, which affected our Plumbing and Doors & Security segments, was recognized during the fourth quarter of 2018, by adjusting the cost of inventories to FIFO, resulting in a pretax benefit of approximately $7.3 million ($5.5 million after tax) to Cost of products sold in the consolidated statements of income. The impact of this change is not material to our 2017 or 2016 results of operations or our financial position as of December 31, 2017, and therefore we did not retrospectively apply the change in accounting policy. LIFO inventories were zero and $245.6 million (with a current cost of $259.3 million) at December 31, 2018 and 2017, respectively.

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

Buildings and leasehold improvements	15 to 40 years
Machinery and equipment	3 to 15 years
Software	3 to 7 years

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

We evaluate the recoverability of goodwill using a weighting of the income (80%) and market (20%) approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our projection for the U.S. home products market is inherently subject to a number of uncertain factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, and plans for ongoing tradename support and promotion. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter, and whenever market or business events indicate there may be a potential impairment of that intangible asset. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to the projected tradename revenue growth, the assumed royalty rate and the discount rate. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending and a decrease in royalty rates. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.

Investments in Equity Securities    In accordance with ASC requirements for Investments – equity securities, we account for non-controlling investments in equity securities at fair value, with any gains or losses recognized through other income and expense. Equity securities without readily determinable fair values are recorded at cost minus impairment, plus or minus any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

During the fourth quarter of 2018, our Plumbing segment entered into strategic partnerships with several companies who incorporate emerging technology into plumbing-related products, and at the same time acquired non-controlling equity interests in some of our partners. This includes an investment in Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of a comprehensive water monitoring and shut-off system with leak detection and proactive leak detection technologies. Flo’s products are being rebranded to “Flo by Moen”, and our Plumbing segment will utilize its existing retail, wholesale and builder networks to expand the reach of Flo’s technology.

As of December 31, 2018, all of our investments in our strategic partners do not have readily determinable fair values. As of December 31, 2018 and 2017, the carrying value of our investments was $28.7 million and zero, respectively, which is included in other assets within our Consolidated Balance Sheet. There were no impairments or other changes resulting from observable prices changes recorded during the year ended December 31, 2018. Impairments of $7.0 million were recorded within Other income, net within the Consolidated Statements of Income during the year ended December 31, 2017 (see Note 22).

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

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation – Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 15, “Defined Benefit Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2018, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $83.5 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $1.4 million to $3.5 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

The Tax Act made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, generally providing for an exemption from federal income tax for dividends received from foreign subsidiaries, and imposing a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued, which deals with the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate. As a result, the Company recorded a provisional net benefit of $25.7 million in the fourth quarter of 2017, the period in which the Tax Act was enacted. This provisional amount included an estimated reduction in the Company’s net deferred tax liabilities of $62.4 million resulting from the decrease in the federal income tax rate; an estimated deemed repatriation tax liability of $28.5 million; and an estimated net increase to our provision for taxes on foreign earnings not considered permanently reinvested of $8.2 million. In the quarter ended December 31, 2018, the Company completed its analysis in conjunction with the SAB 118 measurement period ending on December 22, 2018. The total tax provision impact for the year ended December 31, 2018 was an unfavorable adjustment of $5.5 million related primarily to certain deferred tax assets and liabilities.

The Tax Act included a provision for Global Intangible Low-Taxed Income (GILTI), the Company elected an accounting policy to treat GILTI as a period cost when incurred. The GILTI provision is effective for taxable years of foreign corporations beginning after December 31, 2017.

Revenue Recognition    The Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers. Refer to Note 14 for additional information.

Cost of Products Sold    Cost of products sold includes all costs to make products saleable, such as labor costs, inbound freight, purchasing and receiving costs, inspection costs and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs    Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs. The costs included in the selling, general and administrative expenses category were $66.5 million, $62.4 million and $44.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Selling, General and Administrative Expenses    Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $215.9 million, $204.7 million and $197.0 million in 2018, 2017 and 2016, respectively.

Advertising costs, which amounted to $243.6 million, $233.2 million and $199.1 million in 2018, 2017 and 2016, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $72.4 million, $65.6 million and $52.5 million in 2018, 2017 and 2016, respectively. Advertising costs recorded in selling, general and administrative expenses were $171.2 million, $167.6 million and $146.6 million in 2018, 2017 and 2016, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $50.3 million, $50.7 million and $53.1 million in 2018, 2017 and 2016, respectively, are expensed as incurred.

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

Earnings Per Share    Earnings per common share is calculated by dividing net income attributable to Fortune Brands by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year. See Note 21, “Earnings Per Share,” for further discussion.

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

Deferred currency gains/(losses) of $2.2 million, $0.4 million and $(3.5) million (before tax impact) were reclassified into earnings for the year ended December 31, 2018, 2017 and 2016, respectively. Based on foreign exchange rates as of December 31, 2018, we estimate that $3.3 million of net currency derivative gains included in AOCI as of December 31, 2018 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which clarifies the accounting for revenue arising from contracts with customers and specifies the disclosures that an entity should include in its financial statements. We adopted ASU 2014-09 as of January 1, 2018 and for periods thereafter using the modified retrospective approach, which we applied to all contracts not completed as of January 1, 2018. The cumulative effect of adopting the new revenue standard was not material and no adjustment was recorded to retained earnings. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact in 2018 and we do not expect it to have a material impact on revenue or net income on an ongoing basis.

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

See Note 14, “Revenue,” for further information.

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

We plan to adopt the standard in the first quarter of 2019 using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. We will elect to implement the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we are electing the hindsight practical expedient to determine the lease term. We will make an accounting policy election to not recognize leases with an initial term of less than twelve months on the balance sheet and we will recognize the related lease payments as expense in the statement of comprehensive income on a straight-line basis over the lease term.

While we are continuing to finalize our assessment of the impacts of the standard, we have completed our scoping reviews, identified our significant leases by segment and by asset type, and made progress in developing accounting policies upon adoption of the standard. We have implemented an accounting system to support the future state leasing process and input the data from substantially all of our existing leases into the system. We continue to refine our future process design as part of the overall system implementation. Upon adoption, we expect to recognize a lease liability, with an offsetting increase to right-of-use assets ranging from $170 million to $200 million. Differences between the lease liability and right-of-use asset, recognized are not expected to material. We do not expect the standard to materially affect our consolidated net income.

Presentation of Net Periodic Pension and Postretirement Cost

In March 2017, the FASB issued ASU 2017-07, which requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Companies will present the other components (i.e., amortization of prior service cost/credits, interest cost, expected return on plan assets and actuarial gains/losses) separately from the line item(s) that includes the service cost and outside of any subtotal of operating income. We adopted ASU 2014-09 as of January 1, 2018 and for periods thereafter using the retrospective approach. The adoption of this standard did not have a material effect on our financial statements. See Note 15 for further information.

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

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which amends the current hedge accounting model. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item (which is consistent with our current practice). The change in fair value for qualifying cash flow and net investment hedges will be included in other comprehensive income (until they are reclassified into the income statement). The standard also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard is effective as of January 1, 2019. We do not expect the adoption of this standard to have a material effect on our financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income as a result of U.S. Tax Cuts and Jobs Act of 2017. This guidance is effective for the Company’s fiscal year beginning January 1, 2019. We do not expect the adoption of this guidance to have a material effect on our financial statements.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based arrangements with nonemployees. The new guidance generally aligns the accounting for share-based awards to nonemployees with the guidance for share-based awards to employees. The guidance is effective for the Company’s fiscal year beginning January 1, 2019. We do not expect the adoption of this guidance to have a material effect on our financial statements.

Codification Improvements

In July 2018, the FASB issued ASU 2018-09 which includes technical corrections, clarifications, and other minor improvements to various areas including business combinations, fair value measurements and hedging. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this standard were effective immediately, while others will be effective for the Company’s fiscal year beginning January 1, 2019. Our adoption of the immediately effective pieces of this standard did not have a material effect on our financial statements, nor do we expect the adoption of the other aspects of this standard to be material.

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

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2018(a)	2017
Inventories:
Raw materials and supplies	$227.4	$224.9
Work in process	66.4	58.3
Finished products	385.1	297.6
Total inventories	$678.9	$580.8

Property, plant and equipment:
Land and improvements	$66.8	$58.7
Buildings and improvements to leaseholds	500.1	464.1
Machinery and equipment	1,249.0	1,167.5
Construction in progress	95.8	90.1
Property, plant and equipment, gross	1,911.7	1,780.4
Less: accumulated depreciation	1,098.3	1,040.4
Property, plant and equipment, net of accumulated depreciation	$813.4	$740.0

Other current liabilities:
Accrued salaries, wages and other compensation	$85.9	$105.9
Accrued customer programs	167.8	142.8
Accrued taxes	57.7	61.4
Dividends payable	30.9	30.4
Other accrued expenses	165.8	137.5
Total other current liabilities	$508.1	$478.0

(a)	2018 includes the impact of acquiring Fiberon. See Note 4 for additional information.

4.    Acquisitions and Dispositions

In September 2018, we acquired 100% of membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. Fiberon’s net sales and operating income in 2018 were not material to the Company. We have not included pro forma financial information as it is immaterial to our consolidated statements of comprehensive income. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. The results of operations are included in the Doors & Security segment from the date of the acquisition. We expect goodwill related to this acquisition to be deductible for income tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$19.2
Inventories	49.4
Property, plant and equipment	49.0
Goodwill	173.4
Identifiable intangible assets	195.0
Other assets	4.8
Total assets	490.8
Accounts payable	16.5
Other liabilities and accruals	14.5
Net assets acquired	$459.8

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We apply significant judgement in determining the estimates and assumptions used to determine the fair value of the identifiable intangible assets, including forecasted revenue growth rates, customer attrition rates, discount rates and assumed royalty rates. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including property, plant and equipment and identifiable intangible assets. The provisional measurement of property, plant and equipment, identifiable intangible assets, and goodwill is subject to change. Any change in the acquisition date fair value of the acquired net assets will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. Identifiable intangible assets primarily consist of customer relationships and tradenames.

In October 2017, we acquired Victoria + Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The total combined consideration paid was approximately $146 million, including $19.9 million of additional purchase price consideration paid related to post-closing adjustments and deferred acquisition payments during 2018. The combined consideration paid is subject to further deferred acquisition payments. Net sales and operating income in 2017 from these acquisitions were not material to the Company. We financed the transactions using cash on hand and borrowings under our existing revolving and term loan credit facilities. The results of the operations are included in the Plumbing segment from the respective dates of acquisition. We do not expect any portion of goodwill to be deductible for income tax purposes.

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

5.    Discontinued Operations

In the twelve months ended December 31, 2017, the loss on discontinued operations is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

6.    Goodwill and Identifiable Intangible Assets

We had goodwill of $2,080.3 million and $1,912.0 million as of December 31, 2018 and 2017, respectively. The increase of $168.3 million was primarily due to the acquisition of Fiberon in the Doors & Security segment as well as acquisition related adjustments in our Plumbing segment related to the acquisition of Victoria + Albert, partially offset by foreign translation adjustments. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors & Security	Total Goodwill
Balance at December 31, 2016(a)	$924.3	$670.2	$239.3	$1,833.8
2017 translation adjustments	2.0	3.3	1.2	6.5
Acquisition-related adjustments	—	71.7	—	71.7
Balance at December 31, 2017(a)	$926.3	$745.2	$240.5	$1,912.0
2018 translation adjustments	(2.3)	(5.9)	(1.4)	(9.6)
Acquisition-related adjustments	—	4.4	173.5	177.9
Balance at December 31, 2018(a)	$924.0	$743.7	$412.6	$2,080.3

(a)	Net of accumulated impairment losses of $399.5 million in the Doors & Security segment.

We also had identifiable intangible assets, principally tradenames and customer relationships, of $1,246.8 million and $1,162.4 million as of December 31, 2018 and 2017, respectively. The $117.9 million increase in gross identifiable intangible assets was primarily due to the acquisition of Fiberon in our Doors & Security segment partially offset by a tradename impairment charges of $62.6 million in our Cabinets segment.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2018 and 2017 were as follows:

	As of December 31, 2018			As of December 31, 2017
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$673.9	$—	$673.9	$709.9	$—	$709.9
Amortizable intangible assets
Tradenames	19.8	(11.9)	7.9	15.7	(9.9)	5.8
Customer and contractual relationships	800.3	(260.2)	540.1	663.8	(232.0)	431.8
Patents/proprietary technology	73.5	(48.6)	24.9	60.2	(45.3)	14.9
Total	893.6	(320.7)	572.9	739.7	(287.2)	452.5
Total identifiable intangibles	$1,567.5	$(320.7)	$1,246.8	$1,449.6	$(287.2)	$1,162.4

Amortizable intangible assets, principally customer relationships and patents/proprietary technology, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life. These factors include historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. We expect to record intangible amortization of approximately $43 million in 2019, $42 million in 2020, $42 million in 2021, $40 million in 2022, and $39 million in 2023.

We review indefinite-lived tradename intangible assets for impairment annually in the fourth quarter, as well as whenever market or business events indicate there may be a potential impact on a specific intangible asset. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. We measure fair value using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to projected tradename revenue growth, the assumed royalty rate and the discount rate.

During 2018, we recognized asset impairment charges of $62.6 million related to two indefinite-lived tradenames within our Cabinets segment. During the third quarter of 2018, we recognized an impairment of $27.1 million related to one tradename, which was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations during the third quarter of 2018. During the fourth quarter of 2018, we recognized an impairment of $35.5 million related to another tradename, which was primarily the result of lower than forecasted sales during the fourth quarter of 2018 as well as projected changes in the mix of revenue across our tradenames in future periods, including the impact of more moderate industry growth expectations, which were finalized during our annual planning process conducted during the fourth quarter. The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair value include estimated future annual net sales for the tradename, assumed royalty rate, income tax rate, and a discount rate that reflects the level of risk associated with the tradename’s future sales and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 10). As of December 31, 2018, the carrying value of the tradenames that were impaired was approximately $152.0 million. We did not record any asset impairment changes associated with goodwill or indefinite-lived assets in 2017 or 2016.

The events and/or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.

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

8.    External Debt and Financing Arrangements

In September 2018, we issued $600 million of unsecured senior notes (“2018 Senior Notes”) in a registered public offering. The 2018 Senior Notes are due in 2023 with a coupon rate of 4%. All other terms and conditions of the 2018 Senior Notes are substantially consistent with the 2015 Senior Notes. We used the proceeds from the 2018 Senior Notes offering to pay down our revolving credit facility. On December 31, 2018, the net carrying value of the 2018 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $595.0 million.

In June 2015, we issued $900 million of unsecured senior notes (“2015 Senior Notes”, and collectively with the 2018 Senior Notes, the “Senior Notes”) in a registered public offering. The 2015 Senior Notes consist of two tranches: $400 million of five-year notes due in 2020 with a coupon rate of 3% and $500 million of ten-year notes due in 2025 with a coupon rate of 4%. We used the proceeds from the 2015 Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On December 31, 2018 and December 31, 2017, the net carrying value of the 2015 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $894.0 million and $892.6 million, respectively.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes that matures in March 2019. In August 2018, the Company amended its existing $350 million term loan to increase the borrowings under the term loan from $350 million to $525 million. All other terms and conditions on the amended term loan remain the same as the previous $350 million term loan. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of December 31, 2018, we were in compliance with all covenants under this term loan.

In June 2016, the Company amended and restated its credit agreement to combine and rollover the 2011 revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. The amendment and restatement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On December 31, 2018 and December 31, 2017, our outstanding borrowings under this facility were $320.0 million and $615.0 million, respectively. At December 31, 2018 and December 31, 2017, the current portion of long-term debt under this facility was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of December 31, 2018, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate, of which zero were outstanding, as of December 31, 2018 and 2017. The weighted-average interest rates on these borrowings were zero in 2018 and 2017.

The components of external long-term debt were as follows:

(In millions)	2018	2017
$400 million unsecured senior note due June 2020	$399.0	$398.3
$500 million unsecured senior note due June 2025	495.0	494.3
$600 million unsecured senior note due September 2023	595.0	—
$1,250 million revolving credit agreement due June 2021	320.0	615.0
$525 million term loan due March 2019	525.0	—
Total debt	2,334.0	1,507.6
Less: current portion	525.0	—
Total long-term debt	$1,809.0	$1,507.6

Senior Notes payments during the next five years as of December 31, 2018 are zero in 2019, $400 million in 2020, zero in 2021 and $600 million in 2022 through 2023.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2018.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2018 and 2017.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The effective portions of cash flow hedges are reported in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the statement of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. The ineffective portion of all hedges is recognized in current period earnings. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2018 was $345.3 million, representing a net settlement assets of $3.4 million. Based on foreign exchange rates as of December 31, 2018, we estimate that $3.3 million of net foreign currency derivative losses included in OCI as of December 31, 2018 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2018 and 2017 were:

		Fair Value

(In millions)	Location	2018	2017
Assets:
Foreign exchange contracts	Other current assets	$5.3	$0.8
Commodity contracts	Other current assets	—	0.2
Net investment hedges	Other current assets	0.7	—
	Total assets	$6.0	$1.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$1.9	$5.6
Net investment hedges	Other current liabilities	—	0.8
	Total liabilities	$1.9	$6.4

The effects of derivative financial instruments on the consolidated statements of income in 2018, 2017 and 2016 were:

(In millions)	Gain (Loss) Recognized in Income

Type of hedge	Location	2018	2017	2016
Cash flow	Cost of products sold	$2.0	$0.9	$(3.5)
Fair value	Other (income) expense, net	3.7	(2.0)	2.0
Total		$5.7	$(1.1)	$(1.5)

The effective portion of cash flow hedges recognized in other comprehensive income were net gains (losses) of $10.1 million and $(1.8) million in 2018 and 2017, respectively. In the year ended December 31, 2018, the ineffective portion of cash flow hedges recognized in other income, net, was $3.8 million and insignificant in the years ended December 31, 2017 and 2016.

10.    Fair Value Measurements

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

The carrying value and fair value of debt as of December 31, 2018 and 2017 were as follows:

(In millions)	December 31, 2018		December 31, 2017

	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$320.0	$320.0	$615.0	$615.0
Term Loan	525.0	525.0	—	—
Senior Notes, net of underwriting commissions and price discounts	1,489.0	1,490.4	892.6	926.3

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 were as follows:

(In millions)	Fair Value

	2018	2017
Assets:
Derivative asset financial instruments (level 2)	$6.0	$1.0
Deferred compensation program assets (level 2)	9.3	7.5
Total assets	$15.3	$8.5
Liabilities:
Derivative liability financial instruments (level 2)	$1.9	$6.4

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

11.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2018 and 2017 were as follows:

	Common Shares		Treasury Shares

	2018	2017	2018	2017
Balance at the beginning of the year	151,906,797	153,412,050	27,879,929	24,305,930
Stock plan shares issued	822,878	2,068,746	—	—
Shares surrendered by optionees	(230,550)	(180,537)	230,550	180,537
Common stock repurchases	(12,000,144)	(3,393,462)	12,000,144	3,393,462
Balance at the end of the year	140,498,981	151,906,797	40,110,623	27,879,929

In December 2018, our Board of Directors increased the quarterly cash dividend by 10% to $0.22 per share of our common stock.

The Company has 60 million authorized shares of preferred stock, par value $0.01 per share. At December 31, 2018, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2018, we repurchased approximately 12.0 million shares of outstanding common stock under the Company’s share repurchase program at a cost of $694.6 million. As of December 31, 2018, the Company’s total remaining share repurchase authorization under the remaining program was approximately $413.7 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12.    Accumulated Other Comprehensive (Loss) Income

The reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2018 and 2017 were as follows:

(In millions)

Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Consolidated Statements of Income

	2018	2017
Gains (losses) on cash flow hedges
Foreign exchange contracts	$2.2	$0.4	Cost of products sold
Interest rate contracts	0.1	—	Other income, net
Commodity contracts	(0.2)	0.5	Cost of products sold
	2.1	0.9	Total before tax
	(0.4)	(0.1)	Tax expense
	$1.7	$0.8	Net of tax
Defined benefit plan items
Recognition of prior service cost	$—	$5.1	(a)
Recognition of actuarial (losses) gains	(3.8)	0.5	(a)
	(3.8)	5.6	Total before tax
	0.8	(2.0)	Tax expense
	$(3.0)	$3.6	Net of tax
Total reclassifications for the period	$(1.3)	$4.4	Net of tax

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 15, “Defined Benefit Plans,” for additional information.

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(13.3)	$2.1	$(41.3)	$(52.5)
Amounts classified into accumulated other comprehensive (loss) income	(14.7)	(6.2)	5.3	(15.6)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	3.5	(7.3)	(3.8)
Net current period other comprehensive (loss) income	(14.7)	(2.7)	(2.0)	(19.4)
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive (loss) income	33.8	(1.0)	4.3	37.1
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	(0.8)	(3.6)	(4.4)
Net current period other comprehensive (loss) income	33.8	(1.8)	0.7	32.7
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive (loss) income	(31.1)	8.3	(6.3)	(29.1)
Amounts reclassified into earnings	—	(1.7)	3.0	1.3
Net current period other comprehensive (loss) income	(31.1)	6.6	(3.3)	(27.8)
Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)

13.    Stock-Based Compensation

As of December 31, 2018, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan—the “Plans”). Our stockholders approved the Plan in 2013, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2018, approximately 4.6 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock may be automatically added to the number of shares of common stock that may be issued as awards expire, are terminated, cancelled or forfeited, or are used to satisfy the required withholding taxes with respect to existing awards under the Plans. No new stock-based awards can be made under the 2011 Plan, but there are outstanding stock options under the 2011 Plan that continue to be exercisable. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Stock-based compensation expense from continuing operations was as follows:

(In millions)	2018	2017	2016
Stock option awards	$8.6	$7.4	$7.2
Restricted stock units	21.3	21.6	17.2
Performance awards	6.3	13.6	6.7
Director awards	1.0	1.0	0.9
Total pre-tax expense	37.2	43.6	32.0
Tax benefit	6.2	15.2	11.4
Total after tax expense	$31.0	$28.4	$20.6

Included in compensation costs are cash-settled restricted stock units of $0.9 million that are classified as a liability. Compensation costs that were capitalized in inventory were not material.

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

A summary of activity with respect to restricted stock units outstanding under the Plans for the year ended December 31, 2018 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	728,065	$54.59
Granted	356,860	61.07
Vested	(373,593)	52.92
Forfeited	(50,957)	59.87
Non-vested at December 31, 2018	660,375	$58.63

The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2018 was approximately $17.1 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of restricted stock units that vested during 2018, 2017 and 2016 was $22.2 million, $20.3 million and $16.4 million, respectively.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2018	2017	2016
Current expected dividend yield	1.3%	1.4%	1.4%
Expected volatility	24.0%	26.0%	30.0%
Risk-free interest rate	2.6%	1.9%	1.3%
Expected term	5 years	5.5 years	5.5 years

The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2018, 2017 and 2016 was $14.14, $13.49 and $12.70, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and former employees of Fortune Brands, Inc., the Company from which we spun off from in 2011, for the year ended December 31, 2018 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2017	3,682,958	$36.28
Granted	628,614	63.44
Exercised	(214,727)	22.86
Expired/forfeited	(73,023)	59.07
Outstanding at December 31, 2018	4,023,822	$40.83

Options outstanding and exercisable at December 31, 2018 were as follows:

	Options Outstanding(a)			Options Exercisable(b)

Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.00 to $12.99	104,500	2.0	$12.30	104,500	$12.30
13.00 to 20.00	1,096,463	2.5	16.37	1,096,463	16.37
20.01 to 65.41	2,822,859	6.8	51.38	1,731,059	45.91
	4,023,822	5.5	$40.83	2,932,022	$33.67

(a)	At December 31, 2018, the aggregate intrinsic value of options outstanding was $28.1 million.

(b)	At December 31, 2018, the weighted-average remaining contractual life of options exercisable was 4.4 years and the aggregate intrinsic value of options exercisable was $28.1 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2018 was $5.1 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. The fair value of options that vested during the years ended December 31, 2018, 2017 and 2016 was $6.7 million, $6.8 million and $6.0 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2018, 2017 and 2016 was $8.7 million, $70.6 million and $88.1 million, respectively.

Performance Awards

Performance share awards were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide non-GAAP performance conditions, including cumulative diluted earnings per share, average return on invested capital, average return on net tangible assets and cumulative EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

The following table summarizes information about performance share awards as of December 31, 2018, as well as activity during the year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	428,328	$52.35
Granted	140,071	63.44
Vested	(136,822)	47.48
Forfeited	(22,486)	57.41
Non-vested at December 31, 2018	409,091	$57.50

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2018 was approximately $2.6 million, and the weighted-average period of time over which this cost will be recognized is 1.5 years. The fair value of performance share awards that vested during 2018 was $13.8 million (218,912 shares).

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plan. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2018, 2017 and 2016, we awarded 19,109, 15,311 and 16,471 shares of Company common stock to outside directors with a weighted average fair value on the date of the award of $54.93, $63.43 and $57.37, respectively.

14.    Revenue

Our principal performance obligations are the sale of kitchen and bath cabinets, faucets and accessories, fiberglass and steel entry-door systems and locks, safes, safety, security devices and decking (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers. For the majority of our sales, we recognize revenue at the point in time when we ship product from our facilities to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 18, “Product Warranties,” for further discussion.

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $14.8 million as of December 31, 2018. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were approximately $2.3 million as of December 31, 2018.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the year ended December 31, 2018.

(In millions)	December 31, 2018
Wholesalers(1)	$2,607.3
Home Center retailers(2)	1,452.3
Other retailers(3)	311.6
Builder direct	235.4
U.S. net sales	4,606.6
International(4)	878.5
Net sales	$5,485.1

(1)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.

(2)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.

(3)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.

(4)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

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

15.    Defined Benefit Plans

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits

Obligations and Funded Status at December 31	2018	2017	2018	2017
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$832.4	$791.7	$1.6	$3.6
Service cost	0.5	0.6	—	—
Interest cost	30.7	33.3	—	—
Plan amendments	—	—	—	—
Actuarial loss (gain)	(63.1)	40.6	(0.2)	(1.4)
Benefits paid	(37.3)	(33.8)	—	(0.4)
Foreign exchange	—	—	—	(0.2)
Projected benefit obligation at end of year	$763.2	$832.4	$1.4	$1.6
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$763.2	$832.4
Change in Plan Assets:
Fair value of plan assets at beginning of year	$656.6	$577.7	$—	$—
Actual return on plan assets	(30.7)	83.2	—	—
Employer contributions	11.0	29.5	—	0.5
Benefits paid	(37.3)	(33.8)	—	(0.5)
Fair value of plan assets at end of year	$599.6	$656.6	$—	$—
Funded status (Fair value of plan assets less PBO)	$(163.6)	$(175.8)	$(1.4)	$(1.6)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits

(In millions)	2018	2017	2018	2017
Current benefit payment liability	$(1.5)	$(1.1)	$(0.2)	$(0.2)
Accrued benefit liability	(162.1)	(174.7)	(1.2)	(1.4)
Net amount recognized	$(163.6)	$(175.8)	$(1.4)	$(1.6)

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

In January 2018, we adopted ASU 2017-07, which requires entities to present the defined benefit plan non-service related costs outside the operating income subtotal. The new guidance was applied retrospectively in the consolidated statement of comprehensive income. As a result, we reclassified

$9.6 million and $14.1 million of income from the operating income subtotal to other income, in the twelve months ended December 31, 2017 and 2016, respectively. The retrospective impact of adopting ASU 2017-07 is as follows:

(In millions)	2017	2016
Increase to cost of products sold	$7.5	$8.5
Increase to selling, general and administrative expenses	2.1	5.6
Decrease to operating income	$(9.6)	$(14.1)

As of December 31, 2018, we adopted the new Society of Actuaries MP-2018 mortality tables, resulting in an immaterial decrease of our pension benefit obligation, and deferred actuarial losses in accumulated other comprehensive income. As of December 31, 2017, we adopted the new Society of Actuaries MP-2017 mortality tables, resulting in a decrease in our pension benefit obligations of approximately $5.0 million, and a corresponding decrease in deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2016	$73.4	$—
Recognition of actuarial (loss) gain	(0.9)	1.4
Current year actuarial gain	(5.3)	(1.4)
Net actuarial loss at December 31, 2017	$67.2	$—
Recognition of actuarial (loss) gain	(3.9)	0.1
Current year actuarial loss (gain)	8.5	(0.4)
Net actuarial loss at December 31, 2018	$71.8	$(0.3)
Net prior service cost (credit) at December 31, 2016	$—	$(5.1)
Amortization	—	5.1
Net prior service cost (credit) at December 31, 2017	$—	$—
Amortization	—	—
Net prior service cost (credit) at December 31, 2018	$—	$—
Total at December 31, 2018	$71.8	$(0.3)

There are no accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit (Income) Cost	Pension Benefits			Postretirement Benefits

(In millions)	2018	2017	2016	2018	2017	2016
Service cost	$0.5	$0.6	$9.6	$—	$—	$—
Interest cost	30.7	33.3	34.4	—	—	0.3
Expected return on plan assets	(41.0)	(37.3)	(37.2)	—	—	—
Recognition of actuarial losses (gains)	3.9	0.9	—	(0.1)	(1.4)	1.9
Amortization of prior service credits	—	—	—	—	(5.1)	(13.5)
Net periodic benefit (income) cost	$(5.9)	$(2.5)	$6.8	$(0.1)	$(6.5)	$(11.3)

Assumptions	Pension Benefits			Postretirement Benefits

	2018	2017	2016	2018	2017	2016
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	4.4%	3.8%	4.3%	4.2%	3.4%	3.4%
Rate of compensation increase	—	—	4.0%	—	—	—
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	3.8%	4.3%	4.6%	3.4%	3.4%	4.1%
Expected long-term rate of return on plan assets	6.0%	6.4%	6.6%	—	—	—
Rate of compensation increase	—	—	4.0%	—	—	—

	Postretirement Benefits

	2018		2017
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	6.9/8.0	%(a)	7.1/8.4	%(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2027		2026

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

A one-percentage-point change in assumed health care cost trend rates would have had the following effects in 2018:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on postretirement benefit obligation	(0.1)	0.1

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 31, 2018 and 2017 were as follows:

(In millions)	Total as of balance sheet date

	2018	2017
Group annuity/insurance contracts (level 3)	$23.6	$23.3
Collective trusts:
Cash and cash equivalents	7.7	12.5
Equity	197.7	285.9
Fixed income	324.6	277.7
Multi-strategy hedge funds	22.0	24.6
Real estate	24.0	32.6
Total	$599.6	$656.6

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts

(In millions)	2018	2017
January 1	$23.3	$22.8
Actual return on assets related to assets still held	0.3	0.5
December 31	$23.6	$23.3

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $576.0 million and $633.3 million as of December 31, 2018 and 2017, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2018 we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

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

Our 2019 expected blended long-term rate of return on plan assets of 6.0% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2019	$39.4	$0.1
2020	41.0	0.1
2021	42.1	0.1
2022	43.4	0.1
2023	44.4	0.1
Years 2024-2028	234.7	0.3

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $29.5 million, $29.1 million and $22.7 million in 2018, 2017 and 2016, respectively.

16.    Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2018	2017	2016
Domestic operations	$456.7	$554.7	$513.8
Foreign operations	80.3	80.1	68.3
Income before income taxes and noncontrolling interests	$537.0	$634.8	$582.1

A reconciliation of income taxes at the 35% federal statutory income tax rate for 2016 and 2017 and 21% for 2018 to the income tax provision reported was as follows:

(In millions)	2018	2017	2016
Income tax expense computed at federal statutory income tax rate	$112.8	$222.2	$203.7
Other income taxes, net of federal tax benefit	13.7	13.4	12.6
Foreign taxes at a different rate than U.S. federal statutory income tax rate	3.5	(8.3)	(7.6)
Tax benefit on income attributable to domestic production activities	0.0	(10.9)	(13.0)
Net adjustments for uncertain tax positions	4.1	11.6	13.2
Share-based compensation (ASU 2016-09)	(2.1)	(23.9)	(27.8)
Tax Act impact	5.5	(25.7)	—
Deferred tax impact of state tax rate changes	3.5	(2.0)	(1.1)
Valuation allowance increase (decrease)	3.0	(5.2)	(2.1)
Miscellaneous other, net	3.0	(11.7)	(8.2)
Income tax expense as reported	$147.0	$159.5	$169.7
Effective income tax rate	27.4%	25.1%	29.2%

The 2018 effective income tax rate was favorably impacted by the corporate tax rate reduction from 35% to 21% under The Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The 2018 effective income tax rate was unfavorably impacted by the repeal of the Domestic Production Activity (Internal Revenue Code Section 199) Deduction, a valuation allowance increase, an adjustment to the provisional net benefit recorded in 2017 under the Tax Act, state and local taxes, unfavorable tax rates in foreign jurisdictions, and increases in uncertain tax positions.

The 2017 effective income tax rate was favorably impacted by the Tax Act. The effective income tax rates for 2017 and 2016 were favorably impacted by a tax benefit related to share-based compensation, the tax benefit attributable to the Domestic Production Activity (Internal Revenue Code Section 199) Deduction and favorable tax rates in foreign jurisdictions, partially offset by state and local taxes and increases to uncertain tax positions.

The Tax Act made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, generally providing for an exemption from federal income tax for dividends received from foreign subsidiaries, and imposing a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued, which deals with the application of U.S. GAAP to situations where a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we calculated our best estimate of the impact of the Tax Act on our 2017 effective income tax rate. As a result, the Company recorded a provisional net benefit of $25.7 million in the fourth quarter of 2017, the period in which the Tax Act was enacted. This provisional amount included an estimated reduction in the Company’s net deferred tax liabilities of $62.4 million resulting from the decrease in the federal income tax rate; an estimated deemed repatriation tax liability of $28.5 million; and an estimated net increase to our provision for taxes on foreign earnings not considered permanently reinvested of $8.2 million. In the quarter ended December 31, 2018, the Company completed its analysis in conjunction with the SAB 118 measurement period ending on December 22, 2018. The total tax provision impact for the year ended December 31, 2018 was an unfavorable adjustment of $5.5 million related primarily to certain deferred tax assets and liabilities.

The Tax Act included a provision for Global Intangible Low-Taxed Income (GILTI). The Company elected an accounting policy to treat GILTI as a period cost when incurred. The GILTI provision is effective for taxable years of foreign corporations beginning after December 31, 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) was as follows:

(In millions)	2018	2017	2016
Unrecognized tax benefits — beginning of year	$87.5	$58.2	$38.2
Gross additions — current year tax positions	9.1	31.0	10.7
Gross additions — prior year tax positions	9.3	10.9	10.4
Gross additions (reductions) — purchase accounting adjustments	1.0	4.0	9.7
Gross reductions — prior year tax positions	(14.5)	(9.4)	(9.8)
Gross reductions — settlements with taxing authorities	(8.9)	(7.2)	(1.0)
Unrecognized tax benefits — end of year	$83.5	$87.5	$58.2

The amount of UTBs that, if recognized as of December 31, 2018, would affect the Company’s effective tax rate was $64.3 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $1.4 million to $3.5 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2018, we recognized an interest and penalty expense of approximately $2.2 million. In 2017, we recognized an interest and penalty expense of approximately $2.0 million. In 2016, we recognized an interest and penalty expense of approximately $1.1 million. At December 31, 2018 and 2017, we had accruals for the payment of interest and penalties of $14.4 million and $11.8 million, respectively.

We file income tax returns in the U.S., various state and foreign jurisdictions. The Company is open and subject to examination for tax years 2016 and subsequent by the U.S. Internal Revenue Service (“IRS”). In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2013, Mexico for years after 2012 and China for years after 2014.

Income taxes in 2018, 2017 and 2016 were as follows:

(In millions)	2018	2017	2016
Current
Federal	$93.5	$133.1	$150.4
Foreign	26.4	22.4	22.3
State and other	24.1	22.8	22.9
Deferred
Federal, state and other	4.8	(27.2)	(23.9)
Foreign	(1.8)	8.4	(2.0)
Total income tax expense	$147.0	$159.5	$169.7

The components of net deferred tax assets (liabilities) as of December 31, 2018 and 2017 were as follows:

(In millions)	2018	2017
Deferred tax assets:
Compensation and benefits	$31.5	$22.1
Defined benefit plans	39.3	43.7
Capitalized inventories	16.1	11.1
Accounts receivable	5.4	7.8
Other accrued expenses	55.2	45.6
Net operating loss and other tax carryforwards	21.2	25.6
Valuation allowance	(13.3)	(11.0)
Miscellaneous	2.5	3.7
Total deferred tax assets	157.9	148.6
Deferred tax liabilities:
LIFO inventories	0.0	(4.2)
Fixed assets	(60.2)	(44.5)
Intangible assets	(224.6)	(232.0)
Investment in partnership	(3.8)	(9.2)
Miscellaneous	(20.0)	(16.1)
Total deferred tax liabilities	(308.6)	(306.0)
Net deferred tax liability	$(150.7)	$(157.4)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2018 and 2017 as follows:

(In millions)	2018	2017
Other assets	11.9	9.4
Deferred income taxes	(162.6)	(166.8)
Net deferred tax liability	$(150.7)	$(157.4)

As of December 31, 2018 and 2017, the Company had deferred tax assets relating to net operating losses, capital losses, and other tax carryforwards of $21.2 million and $25.6 million, respectively, of which approximately $7.1 million will expire between 2019 and 2023, and the remainder of which will expire in 2024 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Under the Tax Act, the accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017 are subject to a deemed repatriation tax and should not be subject to additional

U.S. federal income tax upon an actual repatriation of those earnings. As a result, the Company has recorded an estimated tax liability of $9.3 million for foreign and state taxes that would be payable on a distribution of those earnings and profits.

We have not provided for deferred taxes on the remaining book over tax outside basis differences of our foreign subsidiaries. The outside basis differences of foreign subsidiaries considered indefinitely reinvested totaled approximately $128.1million at December 31, 2018. The associated deferred tax liability on this basis difference is less than $5 million.

17.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2018 were as follows:

	Year Ended December 31, 2018
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$16.8	$9.1	$0.3	$26.2
Plumbing	2.6	0.6	0.1	3.3
Doors & Security	4.7	2.4	(1.2)	5.9
Total	$24.1	$12.1	$(0.8)	$35.4

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2018 are largely related to our initiatives to consolidate and rationalize our manufacturing footprint and discontinue certain product lines in our Cabinets segment and severance costs within all our segments.

Pre-tax restructuring and other charges for the year ended December 31, 2017 were as follows:

	Year Ended December 31, 2017
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.4	$1.6	$2.2	$5.2
Plumbing	2.8	—	—	2.8
Doors & Security	4.1	5.6	0.8	10.5
Total	$8.3	$7.2	$3.0	$18.5

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2017, primarily related to losses on disposal of inventory associated with exiting a product line in our Doors & Security segment and exiting a customer relationship in our Cabinets segment, as well as severance costs within our Doors & Security, Plumbing and Cabinets segments.

Pre-tax restructuring and other charges for the year ended December 31, 2016 were as follows:

	Year Ended December 31, 2016
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$1.8	$—	$—	$1.8
Plumbing	1.6	0.3	0.2	2.1
Doors & Security	10.5	4.2	0.7	15.4
Total	$13.9	$4.5	$0.9	$19.3

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2016 primarily related to severance costs and charges associated with the relocation of a manufacturing facility within our Doors & Security segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/17	2018 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 12/31/18
Workforce reduction costs	$5.0	$21.4	$(16.3)	$(0.2)	$9.9
Other	0.8	2.7	(2.4)	(0.5)	0.6
	$5.8	$24.1	$(18.7)	$(0.7)	$10.5

(a)	Cash expenditures primarily related to severance charges.

(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

(In millions)	Balance at 12/31/16	2017 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 12/31/17
Workforce reduction costs	$2.4	$6.7	$(3.9)	$(0.2)	$5.0
Other	0.6	1.6	(1.3)	(0.1)	0.8
	$3.0	$8.3	$(5.2)	$(0.3)	$5.8

(a)	Cash expenditures primarily related to severance charges.

(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

18.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2018 were $369.9 million, of which $342.4 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2018 were as follows:

(In millions)
2019	$37.8
2020	29.6
2021	23.4
2022	18.9
2023	13.8
Remainder	58.8
Total minimum rental payments	$182.3

Total rental expense for all operating leases (reduced by immaterial amounts from subleases) amounted to $48.4 million, $42.1 million and $43.5 million in 2018, 2017 and 2016, respectively.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2018, 2017 and 2016.

(In millions)	2018	2017	2016
Reserve balance at the beginning of the year	$17.2	$16.2	$16.0
Provision for warranties issued	25.1	25.1	25.8
Settlements made (in cash or in kind)	(25.7)	(24.3)	(25.5)
Acquisition	8.9	—	0.3
Foreign currency	(0.6)	0.2	(0.4)
Reserve balance at end of year	$24.9	$17.2	$16.2

19.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Cabinets segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home under brand names including Aristokraft, Diamond, Mid-Continent, Kitchen Craft, Schrock, Homecrest, Omega, Kemper, StarMark and Ultracraft. In addition, cabinets are distributed under the Thomasville Cabinetry brand names. The Plumbing segment manufactures or assembles and sells faucets, bath furnishings, accessories and kitchen sinks and waste disposals predominantly under the Moen, ROHL, Riobel, Perrin & Rowe, Victoria + Albert and Shaws brands. The Doors & Security segment includes residential fiberglass and steel entry door systems under the Therma-Tru brand name, urethane millwork product lines under the Fypon brand name, locks, safety and security devices and electronic security products under the Master Lock and American Lock brand names, fire resistant safes, security containers and commercial cabinets under the SentrySafe brand name and composite decking, railing and fencing under the Fiberon brand name. Corporate expenses consist of headquarters administrative expenses and defined benefit plans costs, primarily interest costs and expected return on plan assets, as well as actuarial gains and losses arising from the periodic remeasurement of our liabilities. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2018	2017	2016
Net sales:
Cabinets	$2,418.6	$2,467.1	$2,397.8
Plumbing	1,883.3	1,720.8	1,534.4
Doors & Security	1,183.2	1,095.4	1,052.7
Net sales	$5,485.1	$5,283.3	$4,984.9

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2018, 2017 and 2016. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 13%, 13% and 13% of net sales in 2018, 2017 and 2016, respectively. Net sales to Lowe’s were 14%, 14% and 14% of net sales in 2018, 2017 and 2016, respectively.

(In millions)	2018	2017	2016

Operating income:
Cabinets	$143.5	$267.2	$257.8
Plumbing(b)	375.3	358.5	314.9
Doors & Security(b)	155.6	146.9	126.4
Less: Corporate expenses (a) (b)	(79.2)	(90.1)	(80.5)
Operating income	$595.2	$682.5	$618.6
(a) Below is a table detailing Corporate expenses:
General and administrative expense	$(79.2)	$(85.0)	$(80.5)
Long-lived asset impairment	—	(5.1)	—
Total Corporate expenses	$(79.2)	$(90.1)	$(80.5)

(b)

We revised our previously reported results in 2017 and 2016 for ASU 2017-07, Presentation of Net Periodic and Postretirement Costs and to reflect our new Doors & Security segment resulting from the reorganization we announced in July 2018.

(In millions)	2018	2017	2016
Total assets:
Cabinets	$2,318.7	$2,416.3	$2,349.4
Plumbing	1,943.1	1,854.1	1,626.8
Doors & Security	1,526.0	1,032.2	995.1
Corporate	176.8	208.8	157.2
Total assets	$5,964.6	$5,511.4	$5,128.5

Depreciation expense:
Cabinets	$50.9	$42.8	$40.1
Plumbing	29.1	26.9	24.6
Doors & Security	30.2	25.9	26.2
Corporate	3.3	3.0	3.7
Depreciation expense	$113.5	$98.6	$94.6

Amortization of intangible assets:
Cabinets	$19.6	$19.7	$18.4
Plumbing	10.4	7.7	3.6
Doors & Security	6.1	4.3	6.1
Amortization of intangible assets	$36.1	$31.7	$28.1

Capital expenditures:
Cabinets	$73.8	$63.4	$61.7
Plumbing	41.4	43.5	48.3
Doors & Security	34.3	40.1	38.8
Corporate	0.6	18.0	0.5
Capital expenditures, gross	150.1	165.0	149.3
Less: proceeds from disposition of assets	(6.1)	(0.4)	(3.9)
Capital expenditures, net	$144.0	$164.6	$145.4

Net sales by geographic region (a):
United States	$4,606.6	$4,492.2	$4,258.5
Canada	433.1	427.6	406.4
China	260.6	202.3	175.0
Other international	184.8	161.2	145.0
Net sales	$5,485.1	$5,283.3	$4,984.9

Property, plant and equipment, net:
United States	$628.9	$562.3	$499.8
Mexico	103.4	89.0	90.8
Canada	46.0	50.5	45.5
China	22.5	24.8	22.7
Other international	12.6	13.4	3.7
Property, plant and equipment, net	$813.4	$740.0	$662.5

(a)	Based on country of destination

20.    Quarterly Financial Data

Unaudited

(In millions, except per share amounts)

2018	1st	2nd	3rd	4th	Full Year
Net sales	$1,254.6	$1,429.0	$1,380.8	$1,420.7	$5,485.1
Gross profit	439.6	524.1	493.9	501.8	1,959.4
Operating income	119.4	188.6	147.1	140.1	595.2
Income from continuing operations, net of tax	75.1	129.7	99.9	85.3	390.0
Income (loss) from discontinued operations, net of tax	(0.2)	—	—	—	(0.2)
Net income	74.9	129.7	99.9	85.3	389.8
Net income attributable to Fortune Brands	75.0	129.6	99.8	85.2	389.6
Basic earnings (loss) per common share
Continuing operations	0.50	0.89	0.70	0.60	2.69
Discontinued operations	—	—	—	—	—
Net income attributable to Fortune Brands	0.50	0.89	0.70	0.60	2.69
Diluted earnings (loss) per common share
Continuing operations	0.49	0.88	0.69	0.60	2.66
Discontinued operations	—	—	—	—	—
Net income attributable to Fortune Brands	0.49	0.88	0.69	0.60	2.66

2017	1st	2nd	3rd	4th	Full Year
Net sales	$1,186.8	$1,365.4	$1,348.6	$1,382.5	$5,283.3
Gross profit(a)	414.1	513.3	505.3	492.3	1,925.0
Operating income(a)	111.0	209.2	199.5	162.8	682.5
Income from continuing operations, net of tax	77.4	140.3	129.6	128.0	475.3
Income (loss) from discontinued operations, net of tax	—	(2.6)	—	—	(2.6)
Net income	77.4	137.7	129.6	128.0	472.7
Net income attributable to Fortune Brands	77.4	137.7	129.5	128.0	472.6
Basic earnings (loss) per common share
Continuing operations	0.50	0.91	0.84	0.84	3.10
Discontinued operations	—	(0.02)	—	—	(0.02)
Net income attributable to Fortune Brands	0.50	0.89	0.84	0.84	3.08
Diluted earnings (loss) per common share
Continuing operations	0.50	0.90	0.83	0.83	3.05
Discontinued operations	—	(0.02)	—	—	(0.02)
Net income attributable to Fortune Brands	0.50	0.88	0.83	0.83	3.03

(a)	Amounts revised to reflect adoption of ASU 2017-07 “Presentation of Net Periodic Pension and Postretirement Costs.”

In 2018, we recorded pre-tax defined benefit plan actuarial loss of $3.8 million—$0.3 million of actuarial loss ($0.2 million after tax) in the third quarter and $3.5 million of actuarial losses ($2.8 million after tax) in the fourth quarter.

In 2017, we recorded pre-tax defined benefit plan actuarial gains of $0.5 million—$1.3 million of actuarial gains ($0.9 million after tax) in the third quarter and ($0.8) million of actuarial losses (($0.5) million after tax) in the fourth quarter.

21.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2018	2017	2016
Income from continuing operations, net of tax	$390.0	$475.3	$412.4
Less: Noncontrolling interests	0.2	0.1	—
Income from continuing operations for EPS	389.8	475.2	412.4
Income (loss) from discontinued operations	(0.2)	(2.6)	0.8
Net income attributable to Fortune Brands	$389.6	$472.6	$413.2
Earnings (loss) per common share
Basic
Continuing operations	$2.69	$3.10	$2.67
Discontinued operations	—	(0.02)	0.01
Net income attributable to Fortune Brands common stockholders	$2.69	$3.08	$2.68
Diluted
Continuing operations	$2.66	$3.05	$2.61
Discontinued operations	—	(0.02)	0.01
Net income attributable to Fortune Brands common stockholders	$2.66	$3.03	$2.62
Basic average shares outstanding	144.6	153.2	154.3
Stock-based awards	1.8	2.6	3.5
Diluted average shares outstanding	146.4	155.8	157.8
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.5	0.5	0.5

22.    Other Income, Net

The components of other income, net for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In millions)	2018	2017	2016
Defined benefit plan (a)	$(6.5)	$(9.6)	$(14.2)
Asset impairment charge	$—	$7.0	$—
Foreign currency (gains)/losses	$(2.0)	$0.9	$2.8
Ineffective portion of cash flow hedge	$(3.8)	—	—
Other items, net	$(4.0)	—	(1.2)
Total other income, net	$(16.3)	$(1.7)	$(12.6)

(a)	Amounts revised to reflect adoption of ASU 2017-07 “Presentation of Net Periodic Pension and Postretirement Costs.”

In the year ended December 31, 2018, the ineffective portion of cash flow hedges recognized in other items, net, was $3.8 million and insignificant in the years ended December 31, 2017 and 2016.

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

23.    Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands. Several of our subsidiaries have been designated as potentially responsible parties (“PRPs”) under “Superfund” or similar state laws. As of December 31, 2018, ten such instances have not been dismissed, settled or otherwise resolved. In 2018, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2018 and 2017, we had accruals of $0.6 million and $0.7 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Home & Security, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Fiber Composites LLC (“Fiberon”) from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Fiberon from our audit of internal control over financial reporting. Fiberon is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

February 25, 2019

We have served as the Company’s auditor since 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the

Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The Company acquired Fiber Composites LLC (“Fiberon”) in September 2018 and therefore, as permitted by the Securities and Exchange Commission, we excluded Fiberon from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2018. The total assets and total revenues of Fiberon represent 2.0% and 0.7%, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2018.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Corporate Governance — Board Committees — Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2019 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Executive Officers of the Registrant” contained in Part I of this Annual Report on Form 10-K.

The Company’s Board of Directors has adopted a Code of Business Conduct & Ethics which sets forth various policies and procedures intended to promote the ethical behavior of all of the Company’s employees. The Company’s Board of Directors has also adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct & Ethics and the Code of Ethics for Senior Financial Officers are available, free of charge, on the Company’s website, http://ir.fbhs.com/governing-high-standards. A copy of these documents is also available and will be sent to stockholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Business Conduct & Ethics or the Code of Ethics for Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11.	Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance — Board Committees — Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2019 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2019 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2019 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2018 and 2017 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 95.

(3)	Exhibits

2.1.	Stock Purchase Agreement dated as of August 19, 2014 by and among Fortune Brands Home & Security, Inc., Fortune Brands Windows & Doors, Inc. and Ply Gem Industries, Inc. is incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.†

2.2.	Agreement and Plan of Merger, dated as of March 30, 2015, by and among Fortune Brands Home & Security, Inc., Tahiti Acquisition Corp. and Norcraft Companies, Inc. is incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2015, Commission file number 1-35166. †

3.1.	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc., dated as of September 27, 2011, is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012, Commission file number 1-35166.

3.2.	Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

4.1.	Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.2.	First Supplemental Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.3.	Second Supplemental Indenture, dated as of September 21, 2018, by and among Fortune Brands Home & Security, Inc. Wilmington Trust National Association as Trustee, and Citibank, N.A., as Securities Agent is incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on September 21, 2018, Commission file number 1-35166.

4.4.	Form of global certificate for the Company’s 3.000% Senior Notes due 2020 is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 16, 2015, Commission file number 1-35166.

4.5.	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015, Commission file number 1-35166.

4.6.	Form of global certificate for the Company’s 4.000% Senior Notes due 2023 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018, Commission file number 1-35166.

10.1.	Tax Allocation Agreement, dated as of September 28, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-35166.

10.2.	Indemnification Agreement, dated as of September 14, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-35166.

10.3.	Credit Agreement, dated as of August 22, 2011, among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. is incorporated herein by reference to Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on August 31, 2011, Commission file number 1-35166.

10.4.	Amendment No. 1 to Credit Agreement dated July 23, 2013, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2013, Commission file number 1-35166.

10.5.	Amendment No. 2 to Credit Agreement dated August 20, 2014, among Fortune Brands Home & Security, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014, Commission file number 1-35166.

10.6.	$1,250,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2016, by and among the Company, the lenders party thereto and JPMorgan Chas Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016, Commission file number 1-35166.

10.7.	$350,000,000 Credit Agreement, dated as of March 29, 2018, by and among Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018, Commission file number 1-35166.

10.8.	First Amendment and Incremental Agreement dated August 31, 2018 to the $350,000,000 Credit Agreement dated March 29, 2018, by and among Fortune Brands Home & Security, Inc., the lenders party thereto, Barclays Bank Plc, the incremental lender and JPMorgan Chase Bank, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2018, Commission file number 1-35166.

10.9.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 3, 2011, Commission file number 333-177145.*

10.10.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.11.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013, Commission file number 1-35166.*

10.12.	Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016, Commission file number 1-35166.*

10.13.	Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011, Commission file number 1-35166.*

10.14.	Form of 2012 Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.15.	Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.16.	Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014, Commission file number 1-35166.*

10.17.	Form of 2016 Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016, Commission file number 1-35166.*

10.18.	Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016, Commission file number 1-35166.*

10.19.	Form of 2016 Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.22 to the Company’s Annual report on Form 10-K filed on February 28, 2017, Commission file number 1-35166.*

10.20.	Form of Performance Share Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-31566.*

10.21.	Form of Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.24 to the Company’s annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-31566.*

10.22.	Form of Restricted Stock Unit Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, Commission file number 1-31566.*

10.23.	Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, Patrick D. Hallinan, Robert K. Biggart, Sheri R. Grissom, Tracey L. Belcourt, Brain C. Lantz and Marty Thomas, is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018, Commission file number 1-31566.*

10.24.	Form of Agreement for the Payment of Benefits Following Termination of Employment for each of Michael P. Bauer, Nicholas I. Fink, Brett E. Finley and David M. Randich, is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 28, 2018, Commission file number 1-31566.*

10.25.	Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 27, 2013, Commission file number 1-35166.*

10.26.	Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012, Commission file number 1-35166.*

10.27.	Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017 is incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017, commission file number 1-35166.*

21.	Subsidiaries of the Company.

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 25, 2019	By:	/s/ CHRISTOPHER J. KLEIN
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

/s/ CHRISTOPHER J. KLEIN	/s/ A.D. DAVID MACKAY*
Christopher J. Klein, Chief Executive Officer and Director (principal executive officer) Date: February 25, 2019	A.D. David Mackay, Director Date: February 25, 2019

/S/ PATRICK D. HALLINAN	/s/ JOHN G. MORIKIS*
Patrick D. Hallinan, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 25, 2019	John G. Morikis, Director Date: February 25, 2019

/s/ DANNY LUBURIC	/s/ DAVID M. THOMAS*
Danny Luburic, Vice President — Controller (principal accounting officer) Date: February 25, 2019	David M. Thomas, Director Date: February 25, 2019

/s/ ANN FRITZ HACKETT*	/s/ RONALD V. WATERS, III*
Ann Fritz Hackett, Director Date: February 25, 2019	Ronald V. Waters, III, Director Date: February 25, 2019

/s/ SUSAN S. KILSBY*	/s/ NORMAN H. WESLEY*
Susan S. Kilsby, Director Date: February 25, 2019	Norman H. Wesley, Director Date: February 25, 2019

/s/ IRIAL FINAN*
Irial Finan, Director Date: February 25, 2019

*By:	/s/ ROBERT K. BIGGART
Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2018, 2017 and 2016

(In millions)	Balance at Beginning of Period	Charged to Expense	Reclassifications(c)	Less: Write-offs and Deductions(a)	Business Acquisition(b)	Balance at End of Period
2018:
Allowance for cash discounts and sales allowances	$84.0	$216.1	$(16.0)	$199.5	$—	$84.6
Allowance for doubtful accounts	3.3	1.5	—	1.4	0.3	3.7
Allowance for deferred tax assets	11.0	2.3	—	—	—	13.3

2017:
Allowance for cash discounts, returns and sales allowances	$68.2	$205.7	$3.0	$192.9	$—	$84.0
Allowance for doubtful accounts	7.4	0.2	—	4.5	0.2	3.3
Allowance for deferred tax assets	16.4	(5.4)	—	—	—	11.0

2016:
Allowance for cash discounts, returns and sales allowances	$50.3	$148.6	—	$130.7	$—	$68.2
Allowance for doubtful accounts	5.8	4.3	—	2.7	—	7.4
Allowance for deferred tax assets	19.7	(3.3)	—	—	—	16.4

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.

(b)

Represents purchase accounting adjustment related to the Fiberon acquisition within our Doors and Security segment in 2018. 2017 represents a valuation allowance on an acquired net operating loss carryforward (Norcraft Canada).

(c)

Represents reclassification of reserve for returns to a separate liability account due to our adoption of the revenue recognition standard and a reclassification of sales allowances to certain customer program liabilities across all segments during 2018. 2017 represents a reclassification of certain customer program liabilities to sales allowances (reduction to accounts receivable) in the Doors & Security segment.