Form 10-Q
period 2019-03-31
Fortune Brands Home & Security, Inc.
filed 2019-05-07
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FBHS	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 19, 2019 was 139,880,718.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2019 and 2018

(In millions, except per share amounts)

(Unaudited)

	2019	2018
Net sales	$1,327.9	$1,254.6
Cost of products sold	869.1	815.0
Selling, general and administrative expenses	312.0	311.2
Amortization of intangible assets	10.0	8.2
Restructuring charges	1.2	0.8

Operating income	135.6	119.4
Interest expense	23.7	14.7
Other income, net	(1.2)	(2.8)

Income from continuing operations before income taxes	113.1	107.5
Income tax	28.6	32.4

Income from continuing operations, net of tax	84.5	75.1
Loss from discontinued operations, net of tax	—	(0.2)

Net income	84.5	74.9
Less: Noncontrolling interests	(0.2)	(0.1)

Net income attributable to Fortune Brands	$84.7	$75.0

Basic earnings per common share
Continuing operations	$0.60	$0.50
Discontinued operations	—	—

Net income attributable to Fortune Brands common shareholders	$0.60	$0.50
Diluted earnings per common share
Continuing operations	$0.60	$0.49
Discontinued operations	—	—

Net income attributable to Fortune Brands common shareholders	$0.60	$0.49
Comprehensive income	$92.8	$78.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$281.2	$262.9
Accounts receivable less allowances for discounts and doubtful accounts	650.1	571.7
Inventories	737.9	678.9
Other current assets	178.8	172.6

Total current assets	1,848.0	1,686.1
Property, plant and equipment, net of accumulated depreciation	806.3	813.4
Operating lease assets	174.8	—
Goodwill	2,084.0	2,080.3
Other intangible assets, net of accumulated amortization	1,239.7	1,246.8
Other assets	136.4	138.0

Total assets	$6,289.2	$5,964.6

Liabilities and equity
Current liabilities
Short-term debt	$350.0	$525.0
Accounts payable	442.0	459.0
Other current liabilities	446.8	508.1

Total current liabilities	1,238.8	1,492.1
Long-term debt	2,169.7	1,809.0
Deferred income taxes	161.7	162.6
Accrued defined benefit plans	162.9	163.3
Operating lease liabilities	149.0	—
Other non-current liabilities	160.0	157.6

Total liabilities	4,042.1	3,784.6
Commitments and contingencies (see Note 18)
Equity
Fortune Brands equity
Common stock(a)	1.8	1.8
Paid-in capital	2,776.0	2,766.0
Accumulated other comprehensive loss	(67.3)	(67.0)
Retained earnings	1,541.4	1,448.1
Treasury stock	(2,006.4)	(1,970.7)

Total Fortune Brands equity	2,245.5	2,178.2
Noncontrolling interests	1.6	1.8

Total equity	2,247.1	2,180.0

Total liabilities and equity	$6,289.2	$5,964.6

(a)	Common stock, par value $0.01 per share; 181.2 million shares and 180.6 million shares issued at March 31, 2019 and December 31, 2018, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(In millions)

(Unaudited)

	2019	2018
Operating activities
Net income	$84.5	$74.9
Non-cash pre-tax expense:
Depreciation	27.8	25.3
Amortization of intangibles	10.0	8.2
Non-cash lease expense	8.7	—
Stock-based compensation	7.1	12.6
Deferred taxes	(2.0)	(9.2)
Asset impairment charges	1.7	—
Amortization of deferred financing fees	0.8	0.5
(Gain) loss on sale of property, plant and equipment	(0.9)	0.2
Changes in assets and liabilities:
Increase in accounts receivable	(76.8)	(63.0)
Increase in inventories	(57.2)	(36.9)
Decrease in accounts payable	(12.2)	(3.2)
Increase in other assets	(15.6)	(4.8)
Decrease in accrued expenses and other liabilities	(87.2)	(73.3)
Increase in accrued taxes	21.6	16.8

Net cash used in operating activities	(89.7)	(51.9)

Investing activities
Capital expenditures (a)	(27.2)	(37.6)
Proceeds from the disposition of assets	1.9	0.7
Cost of acquisition, net of cash acquired	—	(5.8)

Net cash used in investing activities	(25.3)	(42.7)

Financing activities
(Decrease) increase in short-term debt	(175.0)	350.0
Issuance of long-term debt	520.0	545.0
Repayment of long-term debt	(160.0)	(515.0)
Proceeds from the exercise of stock options	2.9	3.2
Treasury stock purchases (b)	(18.0)	(325.2)
Employee withholding taxes related to stock-based compensation	(7.7)	(12.2)
Deferred acquisition payments	(1.8)	—
Dividends to stockholders	(31.0)	(29.6)

Net cash provided by financing activities	129.4	16.2

Effect of foreign exchange rate changes on cash	3.8	(0.2)

Net increase (decrease) in cash and cash equivalents	$18.2	$(78.6)

Cash, cash equivalents and restricted cash(c) at beginning of period	$270.7	$323.0
Cash, cash equivalents and restricted cash(c)at end of period	$288.9	$244.4

(a)	Capital expenditures of $10.6 million and $7.6 million that have not been paid as of March 31, 2019 and 2018 respectively, were excluded from the Statement of Cash Flows.
(b)	Treasury stock purchases excludes $10.0 million and $24.8 million of purchases made in March 2019 and 2018 that were not settled until April 2019 and 2018, respectively.
(c)

Restricted cash of $0.8 million and $6.9 million is included in Other current assets and Other assets, respectively, as of March 31, 2019 and restricted cash of $0.9 million and $6.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2018.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2019 and 2018

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	75.0	—	(0.1)	74.9
Other comprehensive income	—	—	3.2	—	—	—	3.2
Stock options exercised	0.1	3.1	—	—	—	—	3.2
Stock-based compensation	—	12.6	—	—	(12.2)	—	0.4
Treasury stock purchase	—	—	—	—	(325.2)	—	(325.2)
Dividends	—	—	—	0.7	—	—	0.7

Balance at March 31, 2018	$1.8	$2,740.6	$(36.0)	$1,249.9	$(1,599.5)	$1.5	$2,358.3

Balance at December 31, 2018	$1.8	$2,766.0	($67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0
Comprehensive income:
Net income	—	—	—	84.7	—	(0.2)	84.5
Other comprehensive income	—	—	8.3	—	—	—	8.3
Stock options exercised	—	2.9	—	—	—	—	2.9
Stock-based compensation	—	7.1	—	—	(7.7)	—	(0.6)
Adoption of ASU 2018-02	—	—	(8.6)	8.6	—	—	—
Treasury stock purchase	—	—	—	—	(28.0)	—	(28.0)

Balance at March 31, 2019	$1.8	$2,776.0	$(67.3)	$1,541.4	$(2,006.4)	$1.6	$2,247.1

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

The condensed consolidated balance sheet as of March 31, 2019, the related condensed consolidated statements of comprehensive income for the three-months ended March 31, 2019 and 2018 and the related condensed consolidated statements of cash flows and equity for the three-month periods ended March 31, 2019 and 2018 are unaudited. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 31, 2018 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In September 2018, we acquired 100% of the membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products, for a total purchase price of approximately $470 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. The financial results of Fiberon were included in the Company’s consolidated statements of income and statements of cash flow beginning in September 2018 and the consolidated balance sheet as of December 31, 2018. The results of operations are included in the Doors & Security segment from the date of acquisition.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Recently Issued Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which requires lessees to recognize almost all leases on their balance sheet as “right-of-use” assets and lease liabilities but recognize related expenses in a manner similar to previous accounting guidance. The guidance also eliminates previous real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which clarify certain guidance included in ASU 2016-02 and introduces a new optional transition method, which does not require revisions to comparative periods.

We adopted the standard as of January 1, 2019 using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. We elected to implement the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases.

Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $177.2 million and $182.6 million, respectively, as of January 1, 2019. The difference between the lease assets and lease liabilities primarily relates to accrued rent and unamortized lease incentives recorded in accordance with the previous leasing guidance. The new standard did not materially impact our condensed consolidated statements of income or cash flows.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12 which amends the current hedge accounting model. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item (which is consistent with our prior practice). The change in fair value for qualifying cash flow and net investment hedges is included in other comprehensive loss (until they are reclassified into the income statement). The standard also eased certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. We adopted the standard as of January 1, 2019. The adoption of this standard did not have a material effect on our financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income as a result of U.S. Tax Cuts and Jobs Act of 2017. We adopted this standard on January 1, 2019, which resulted in a reclassification of $8.6 million between accumulated other comprehensive loss and retained earnings in our condensed consolidated statement of equity.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based arrangements with nonemployees. The new guidance generally aligns the accounting for share-based awards to nonemployees with the guidance for share-based awards to employees. The guidance was effective for the Company’s fiscal year beginning January 1, 2019. The adoption of this standard did not have a material effect on our financial statements.

Codification Improvements

In July 2018, the FASB issued ASU 2018-09 which includes technical corrections, clarifications, and other minor improvements to various areas including business combinations, fair value measurements and hedging. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this standard were effective immediately, while others were effective for the Company’s fiscal year beginning January 1, 2019. The adoption of this standard did not have a material effect on our financial statements.

Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14 which removes several disclosure requirements, including the amount in AOCI expected to be recognized in income over the next fiscal year and the effects of a 1% change in assumed health care cost trend rates and adds new disclosure requirements to explain reasons for significant gains and losses related to changes in the benefit obligation for the period, and to disclose weighted-average interest crediting rates for plans with promised interest crediting rates. We adopted this guidance on January 1, 2019. Adoption of the guidance did not have a material effect on our financial statements.

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

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2019	December 31, 2018
Inventories:
Raw materials and supplies	$248.6	$227.4
Work in process	70.0	66.4
Finished products	419.3	385.1

Total inventories	$737.9	$678.9
Property, plant and equipment, gross	$1,925.2	$1,911.7
Less: accumulated depreciation	1,118.9	1,098.3

Property, plant and equipment, net	$806.3	$813.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions and Dispositions

In September 2018, we acquired 100% of the membership interests of Fiberon, a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. The results of operations are included in the Doors & Security segment from the date of the acquisition. We expect goodwill related to this acquisition to be deductible for income tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$19.0
Inventories	49.9
Property, plant and equipment	48.5
Goodwill	173.7
Identifiable intangible assets	195.0
Other assets	4.8

Total assets	490.9
Accounts payable	16.6
Other liabilities and accruals	14.5

Net assets acquired	$459.8

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $2,084.0 million and $2,080.3 million as of March 31, 2019 and December 31, 2018, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors & Security	Total Goodwill
Goodwill at December 31, 2018 (a)	$924.0	$743.7	$412.6	$2,080.3
Year-to-date translation adjustments	0.8	2.3	0.3	3.4
Acquisition-related adjustments	—	—	0.3	0.3

Goodwill at March 31, 2019 (a)	$924.8	$746.0	$413.2	$2,084.0

(a)	Net of accumulated impairment losses of $399.5 million in the Doors & Security segment.

We also had net identifiable intangible assets, principally tradenames, of $1,239.7 million and $1,246.8 million as of March 31, 2019 and December 31, 2018, respectively. The $4.4 million increase in gross identifiable intangible assets was primarily due to foreign translation adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

(In millions)	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$675.8	$—	$675.8	$673.9	$—	$673.9
Amortizable intangible assets
Tradenames	20.1	(12.2)	7.9	19.8	(11.9)	7.9
Customer and contractual relationships	802.5	(270.5)	532.0	800.3	(260.2)	540.1
Patents/proprietary technology	73.5	(49.5)	24.0	73.5	(48.6)	24.9

Total	896.1	(332.2)	563.9	893.6	(320.7)	572.9

Total identifiable intangibles	$1,571.9	$(332.2)	$1,239.7	$1,567.5	$(320.7)	$1,246.8

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

In the first quarter of 2019, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived tradenames. During the third and fourth quarters of 2018, we recognized impairment charges related to two tradenames in the Cabinets segment. Accordingly, a further reduction in the estimated fair value of these tradenames could trigger an impairment. As of December 31, 2018, the total carrying value of these tradenames was approximately $152 million. Factors influencing our fair value estimates of the tradenames are described in the following paragraph.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Leases

As discussed in Note 2, we adopted ASU 2016-02 as of January 1, 2019. We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets. Amortization of lease assets is included in non-cash lease expense in our condensed consolidated statement of cash flows. Amounts recognized for finance leases as of and for the three months ended March 31, 2019 were immaterial.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 36 years, some of which may include options to extend or terminate the lease. Lease expense for lease payments is recognized on a straight-line basis over the lease term in a manner similar to previous accounting guidance.

We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the statement of comprehensive income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Additionally, for certain equipment leases, we apply a portfolio approach and account for multiple lease components as a single lease component.

Certain of our lease agreements include variable rental payments, including rental payments adjusted periodically for inflation. Variable rental payments are expensed during the period they are incurred and therefore are excluded from our lease assets and liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense recognized in the condensed consolidated statement of comprehensive income during the three months ended March 31, 2019 was $13.0 million, including approximately $2.1 million of short-term and variable lease costs.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.0
Right-of-use assets obtained in exchange for operating lease obligations:	7.7
Weighted average remaining lease term - operating leases	7.7 years
Weighted average discount rate - operating leases	4.4%

Total lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

(In millions)
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$28.7
2020	34.5
2021	28.6
2022	23.6
2023	20.0
Thereafter	79.8

Total lease payments	215.2
Less imputed interest	(34.4)

Total	$180.8

Reported as of March 31, 2019
Other current liabilities	$31.8
Operating lease liabilities	149.0

Total	$180.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements

In September 2018, we issued $600 million of unsecured senior notes (“2018 Senior Notes”) in a registered public offering. The 2018 Senior Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the 2018 Senior Notes offering to pay down our revolving credit facility. On March 31, 2019 and December 31, 2018, the net carrying value of the 2018 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $595.3 million and $595.0 million, respectively.

In June 2015, we issued $900 million of unsecured senior notes (“2015 Senior Notes”, and collectively with the 2018 Senior Notes, the “Senior Notes”) in a registered public offering. The 2015 Senior Notes consist of two tranches: $400 million of five-year notes due in 2020 with a coupon rate of 3% and $500 million of ten-year notes due in 2025 with a coupon rate of 4%. We used the proceeds from the 2015 Senior Notes offering to pay down our revolving credit facility and for general corporate purposes. On March 31, 2019 and December 31, 2018, the net carrying value of the 2015 Senior Notes, net of underwriting commissions, price discounts and debt issuance costs, was $894.4 million and $894.0 million, respectively.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes to mature in March 2019. In August 2018, the Company amended its existing $350 million term loan to increase the borrowings under the term loan from $350 million to $525 million. In March 2019, the Company amended the $525 million term loan to decrease the borrowings from $525 million to $350 million and extend the maturity date to March 2020. All other terms and conditions on the amended term loan remain the same as the previous $525 million term loan. At March 31, 2019 and December 31, 2018, amounts due under the term loan were $350 million and $525 million, respectively, which are included within short term debt in our consolidated balance sheet. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of March 31, 2019, we were in compliance with all covenants under this facility.

In June 2016, the Company amended and restated its 2011 credit agreement to combine and rollover the prior revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment and restatement of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as under the 2011 credit agreement. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. On March 31, 2019 and December 31, 2018, our outstanding borrowings under this facility were $680.0 million and $320.0 million, respectively. At March 31, 2019 and December 31, 2018, the current portion of long-term debt was zero. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. As of March 31, 2019, we were in compliance with all covenants under this facility.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate, of which there were no outstanding balances as of March 31, 2019 and December 31, 2018.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2019 was $373.6 million. Based on foreign exchange rates as of March 31, 2019, we estimate that $2.5 million of net foreign currency derivative gains included in other comprehensive income as of March 31, 2019 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 were as follows:

(In millions) Type of hedge			Fair Value
	Type of contract	Location	March 31, 2019	December 31, 2018
Cash flow	Foreign exchange contracts	Other current assets	$2.6	$3.9
Fair value	Foreign exchange contracts	Other current assets	2.3	1.4
Net investment hedges	Net investment hedges	Other current assets	0.2	0.7

		Total assets	$5.1	$6.0
Cash flow	Foreign exchange contracts	Other current liabilities	$0.1	$0.3
Fair value	Foreign exchange contracts	Other current liabilities	0.5	1.6

		Total liabilities	$0.6	$1.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2019 and 2018 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended March 31,
	2019
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Earnings	$869.1	$23.7	($1.2)
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			0.2
Derivative designated as hedging instruments			(0.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.2
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.1

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three-Month Period Ended March 31,
	2018
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Earnings	$815.0	$14.7	($2.8)
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			0.1
Derivative designated as hedging instruments			(0.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.6)
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.0

The cash flow hedges recognized in other comprehensive income were net gains of $0.5 million and $4.3 million at March 31, 2019 and 2018, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of March 31, 2019 and December 31, 2018 were as follows:

(In millions)	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$680.0	$680.0	$320.0	$320.0
Term Loan	350.0	350.0	525.0	525.0
Senior Notes	1,489.7	1,524.4	1,489.0	1,490.4

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are Level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows:

(In millions)	Fair Value
	March 31, 2019	December 31, 2018
Assets
Derivative financial instruments (Level 2)	$5.1	$6.0
Deferred compensation program assets (Level 2)	9.9	9.3

Total assets	$15.0	$15.3
Liabilities
Derivative financial instruments (Level 2)	$0.6	$1.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive (Loss) Income

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive (loss) income	(0.8)	3.5	0.2	2.9
Amounts reclassified from accumulated other comprehensive (loss) income	—	0.3	—	0.3

Net current-period other comprehensive (loss) income	(0.8)	3.8	0.2	3.2

Balance at March 31, 2018	$5.0	$1.4	$(42.4)	$(36.0)
Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)
Amounts classified into accumulated other comprehensive (loss) income	8.8	0.6	—	9.4
Adoption of ASU 2018-02(b)	—	—	(8.6)	(8.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1.1)	—	(1.1)

Net current-period other comprehensive (loss) income	8.8	(0.5)	(8.6)	(0.3)

Balance at March 31, 2019	$(16.5)	$3.7	$(54.5)	$(67.3)

(a)	See Note 12, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.
(b)	See Note 2 for further information on the impact of adopting ASU 2018-02.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive Loss (Continued)

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 were as follows:

(In millions) Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2019	2018
Gains (losses) on cash flow hedges
Foreign exchange contracts	$1.2	$(0.5)	Cost of products sold
Commodity contracts	0.1	—	Cost of products sold
Interest rate contracts	0.1	—	Other income, net

	1.4	(0.5)	Total before tax
	(0.3)	0.2	Tax expense

Total reclassifications for the period	$1.1	$(0.3)	Net of tax

11.	Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions)	2019	2018
Wholesalers (1)	$611.8	$585.6
Home Center retailers(2)	390.9	349.7
Other retailers (3)	67.6	76.1
Builder direct	55.0	51.5

U.S. net sales	1,125.3	1,062.9
International (4)	202.6	191.7

Net sales	$1,327.9	$1,254.6

(1)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(2)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(3)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(4)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Defined Benefit Plans

The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2019 and 2018 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Service cost	$0.1	$0.2	$—	$—
Interest cost	8.2	7.6	—	—
Expected return on plan assets	(8.8)	(10.3)	—	—

Net periodic benefit income	$(0.5)	$(2.5)	$—	$—

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

13.	Income Taxes

The effective income tax rates for the three months ended March 31, 2019 and 2018 were 25.3% and 30.1%, respectively.

The effective income tax rates in 2019 and 2018 were favorably impacted by a benefit associated with the U.S. research and development credit and unfavorably impacted by state and local taxes, unfavorable tax rates in foreign jurisdictions, and increases to uncertain tax positions. Additionally, the 2018 effective income tax rate was unfavorably impacted by an adjustment in 2018 to the deemed repatriation tax liability recorded in 2017 under the Tax Cuts and Jobs Act of 2017.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $1.4 to 3.6 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2019 and 2018, respectively.

(In millions)	Three Months Ended March 31,
	2019	2018
Reserve balance at January 1,	$24.9	$17.2
Provision for warranties issued	6.2	6.2
Settlements made (in cash or in kind)	(5.8)	(6.2)

Reserve balance at March 31, (a)	$25.3	$17.2

(a)	Balance at January 1, 2019 includes the impact of acquiring Fiberon. See Note 4 for additional information.

15.	Information on Business Segments

Beginning in the third quarter of 2018, we combined our Doors and Security segments and historical financial segment information has been restated to conform to the new segment presentation. Net sales and operating income for the three months ended March 31, 2019 and 2018 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018	% Change vs. Prior Year
Net Sales
Cabinets	$573.0	$557.2	2.8%
Plumbing	458.6	449.7	2.0
Doors & Security	296.3	247.7	19.6

Net sales	$1,327.9	$1,254.6	5.8%
Operating Income (Loss)
Cabinets	$43.2	$24.1	79.3%
Plumbing	89.2	88.4	0.9
Doors & Security	22.4	28.2	(20.6)
Less: Corporate expenses	(19.2)	(21.3)	9.9

Operating income	$135.6	$119.4	13.6%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2019 and 2018 are shown below.

(In millions)	Three Months Ended March 31, 2019
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$1.1	$0.3	$1.4
Plumbing	0.1	1.2	1.3
Doors & Security	—	1.9	1.9

Total	$1.2	$3.4	$4.6

Restructuring and other charges in the first quarter of 2019 largely related to severance costs within our Cabinets segment and costs associated with closing facilities within our Plumbing and Doors & Security segments.

(In millions)	Three Months Ended March 31, 2018
	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$0.3	$(0.2)	$0.1
Plumbing	(0.2)	—	(0.2)
Doors & Security	0.7	0.1	0.8

Total	$0.8	$(0.1)	$0.7

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first quarter of 2018 largely related to severance costs within our Doors & Security and Cabinets segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/18	2019 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/19
Workforce reduction costs	$9.9	$0.7	$(4.3)	$(0.1)	$6.2
Other	0.6	0.5	(0.6)	—	0.5

	$10.5	$1.2	$(4.9)	$(0.1)	$6.7

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges (Continued)

(In millions)	Balance at 12/31/17	2018 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 3/31/18
Workforce reduction costs	$5.0	$0.8	$(2.0)	$—	$3.8
Other	0.8	—	—	(0.3)	0.5

	$5.8	$0.8	$(2.0)	$(0.3)	$4.3

(a)	Cash expenditures primarily related to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

17.	Earnings Per Share

The computations of earnings per common share for the three months ended March 31, 2019 and 2018 were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2019	2018
Income from continuing operations, net of tax	$84.5	$75.1
Less: Noncontrolling interest	(0.2)	(0.1)

Income from continuing operations for EPS	84.7	75.2
Loss from discontinued operations	—	(0.2)

Net income attributable to Fortune Brands	$84.7	$75.0

Earnings per common share
Basic
Continuing operations	$0.60	$0.50
Discontinued operations	—	—

Net income attributable to Fortune Brands common stockholders	$0.60	$0.50
Diluted
Continuing operations	$0.60	$0.49
Discontinued operations	—	—

Net income attributable to Fortune Brands common stockholders	$0.60	$0.49
Basic average shares outstanding	140.7	149.9
Stock-based awards	1.2	2.2

Diluted average shares outstanding	141.9	152.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	2.8	0.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Commitments and Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2019 and 2018. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe, compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2018 were as follows:

(In millions)
2019	$37.8
2020	29.6
2021	23.4
2022	18.9
2023	13.8
Remainder	58.8

Total minimum rental payments	$182.3

These minimum rental payments were determined in accordance with the previous leasing guidance (ASC 840). Accordingly, the minimum payments exclude optional lease payments that we can avoid. The minimum lease payments as of March 31, 2019, disclosed in Note 6, are determined in accordance with the new leasing guidance (ASC 842), which include optional lease payments if we are reasonably certain to incur them.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, planned business strategies, anticipated market potential, future financial performance, pension contributions, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) by our reliance on the North American home improvement, repair and new home construction activity levels, and the North American and global economies generally, (ii) the competitive nature of consumer and trade brand businesses, (iii) our ability to develop new products or processes and improve existing products and processes, (iv) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (v) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (vi) risks associated with doing business internationally, (vii) changes in government and industry standards, (viii) risk associated with entering into potential strategic acquisitions and integrating acquired property, (ix) our ability to secure and protect our intellectual property rights, (x) our reliance on key customers and suppliers, including wholesale distributors and dealers, (xi) risk of increases in our defined benefit-related costs and funding requirements, (xii) risks associated with the disruption of operations, (xiii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiv) our ability to attract and retain qualified personnel and other labor constraints, (xv) future tax law changes or the interpretation of existing tax laws, (xvi) potential liabilities and costs from claims and litigation, (xvii) impairments in the carrying value of goodwill or other acquired intangible assets, (xviii) delays or outages in our information technology system or computer networks and (xix) our ability to access the capital markets on terms acceptable to us. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

We believe our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions and joint ventures, and by returning cash to shareholders through a combination of dividends and common stock repurchases under our share repurchase programs as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a majority of the markets we serve consisting of repair and remodel spending. Growth in the U.S. market for our products will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability.

We may be impacted by fluctuations in raw material and transportation costs, changes in foreign exchange and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity improvement initiatives and price increases.

In September 2018, we acquired 100% of the membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. Fiberon’s results of operations are included in the Doors & Security segment from the date of acquisition.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared To Three Months Ended March 31, 2018

	Net Sales
(In millions)	2019	2018	% Change vs. Prior Year
Cabinets	$573.0	$557.2	2.8%
Plumbing	458.6	449.7	2.0
Doors & Security	296.3	247.7	19.6

Net sales	$1,327.9	$1,254.6	5.8%

	Operating Income (Loss)
	2019	2018	% Change vs. Prior Year
Cabinets	$43.2	$24.1	79.3%
Plumbing	89.2	88.4	0.9
Doors & Security	22.4	28.2	(20.6)
Less: Corporate expenses	(19.2)	(21.3)	9.9

Operating income	$135.6	$119.4	13.6%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased $73.3 million, or 5.8%. The increase was due to price increases to help mitigate cumulative raw material cost increases, the benefit from the 2018 Fiberon acquisition in our Doors & Security segment (represents a $37.0 million increase), and higher sales volume, including growth in China. These benefits were partially offset by unfavorable foreign exchange impact of approximately $10 million and unfavorable product mix.

Cost of products sold

Cost of products sold increased $54.1 million, or 6.6%, due to higher net sales, including the impact of the Fiberon acquisition in our Doors & Security segment, and increased commodity costs partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.8 million, or 0.3%, due to higher employee-related costs and advertising and marketing costs as well as the impact of the Fiberon acquisition in our Doors & Security segment partially offset by lower non-cash stock-based compensation expense.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased $1.8 million primarily due to the 2018 Fiberon acquisition in our Doors & Security segment.

Restructuring charges

Restructuring charges of $1.2 million in the three months ended March 31, 2019 primarily related to severance costs within our Cabinets segment. Restructuring charges of $0.8 million in the three months ended March 31, 2018 primarily related to severance costs within our Doors & Security and Cabinets segments.

Operating income

Operating income increased $16.2 million, or 13.6%, primarily due to higher net sales and productivity improvements. These benefits were partially offset by unfavorable commodity costs.

Interest expense

Interest expense increased $9.0 million to $23.7 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $1.6 million in the three months ended March 31, 2019, compared to $2.8 million in the three months ended March 31, 2018. The decrease in other income, net is primarily due to lower defined benefit plan income in 2019 ($2.0 million decrease).

Income taxes

The effective income tax rates for the three months ended March 31, 2019 and 2018 were 25.3% and 30.1%, respectively.

The effective income tax rates in 2019 and 2018 were favorably impacted by a benefit associated with the U.S. research and development credit and unfavorably impacted by state and local taxes, unfavorable tax rates in foreign jurisdictions, and increases to uncertain tax positions. Additionally, the 2018 effective income tax rate was unfavorably impacted by an adjustment in 2018 to the deemed repatriation tax liability recorded in 2017 under the Tax Cuts and Jobs Act of 2017.

Net income from continuing operations

Net income from continuing operations was $84.5 million in the three months ended March 31, 2019 compared to $75.1 million in the three months ended March 31, 2018. The increase of $9.4 million was due to higher operating income and lower income tax expenses partly offset by higher interest expense and lower other income.

RESULTS OF OPERATIONS (Continued)

Results By Segment

Cabinets

Net sales increased $15.8 million, or 2.8%, predominantly due to price increases to help mitigate cumulative raw material cost increases, lower rebate and promotional costs and higher sales volume. These factors were partly offset by an unfavorable sales mix shift to lower priced products. Foreign exchange was unfavorable by approximately $2 million.

Operating income increased $19.1 million, or 79.3%, due to the benefit from productivity improvements, higher net sales and cost savings from the consolidation of our manufacturing footprint in 2018.

Plumbing

Net sales increased $8.9 million, or 2.0% due to price increases to help mitigate cumulative raw material cost increases and higher sales volume primarily from growth in China. Foreign exchange was unfavorable by approximately $7 million.

Operating income increased $0.8 million, or 0.9%, due to higher net sales, the benefit from productivity improvements and the absence in 2019 of the amortization of the acquisition-related inventory fair value adjustment ($1.7 million of expense in 2018) related to our Victoria + Albert acquisition. These benefits were partially offset by commodity cost inflation and unfavorable channel mix.

Doors & Security

Net sales increased $48.6 million, or 19.6%, due to the Fiberon acquisition (represents a $37.0 million increase), price increases to help mitigate cumulative raw material cost increases and higher sales volume. These benefits were partially offset by higher sales rebate costs and unfavorable mix. Foreign exchange was unfavorable by approximately $2 million.

Operating income decreased $5.8 million, or 20.6%, due to the impact of investments in 2018 to increase manufacturing capacity to support growth, amortization expense related to Fiberon’s inventory fair value adjustments ($1.8 million in 2019) and an expense due to a fair value adjustment associated with an idle manufacturing facility ($1.7 million in 2019). These factors were partially offset by the benefit of the higher sales.

Corporate

Corporate expenses decreased by $2.1 million due to lower employee-related costs.

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

In September 2018, we issued $600 million of unsecured senior notes (“2018 Senior Notes”) in a registered public offering. The 2018 Senior Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the 2018 Senior Notes offering to pay down our revolving credit facility. On March 31, 2019 and December 31, 2018, the outstanding amount of the 2018 Senior Notes, net of underwriting commissions, price discounts, and debt issuance costs, was $595.3 million and $595.0 million, respectively.

In March 2018, the Company entered into a $350 million term loan for general corporate purposes to mature in March 2019. In August 2018, the Company amended its existing $350 million term loan to increase the borrowings under the term loan from $350 million to $525 million. In March 2019, the Company amended the $525 million term loan to decrease the borrowings from $525 million to $350 million and extend the maturity date to March 2020. All other terms and conditions on the amended term loan remain the same as the previous $525 million term loan. At March 31, 2019 and December 31, 2018, amounts due under the term loan were $350 million and $525 million, respectively, which are included within short term debt in our consolidated balance sheet. Interest rates under the term loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the term loan are the same as the existing $1.25 billion revolving credit agreement. As of March 31, 2019, we were in compliance with all covenants under this facility.

In the first quarter of 2019, we repurchased 0.6 million shares of our outstanding common stock under the Company’s share repurchase programs for $28.0 million. We presented $18 million of share repurchases in our net cash used by financing activities subtotal of our condensed consolidated statement of cash flows as $10 million of shares repurchased on March 28 and 29, 2019 were not settled and paid until April 1 and 2, 2019. As of March 31, 2019, the Company’s total remaining share repurchase authorization under the remaining programs was approximately $386 million. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2018 entitled “Item 1A. Risk Factors.”

In September 2018, we acquired 100% of the membership interests of Fiberon, a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products for a total purchase price of approximately $470 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities for our Doors & Security segment into the outdoor living space. The results of operations, subsequent to the closing of the acquisition, are included in the Doors & Security segment.

On March 31, 2019, we had cash and cash equivalents of $281.2 million, of which $265.1 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

In June 2016, we amended and restated our 2011 credit agreement to combine and rollover the existing revolving credit facility and term loan into a new standalone $1.25 billion revolving credit facility. This amendment and restatement of the credit agreement was a non-cash transaction for the Company. Terms and conditions of the credit agreement, including the total commitment amount, essentially remained the same as under the 2011 credit agreement. The revolving credit facility will mature in June 2021 and borrowings thereunder will be used for general corporate purposes. Interest rates under the facility are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.9% to LIBOR + 1.5%. At March 31, 2019, we were in compliance with all covenants under this facility.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first half of the year, particularly in the first quarter.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2019 and 2018.

(In millions)	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(89.7)	$(51.9)
Net cash used in investing activities	(25.3)	(42.7)
Net cash provided by financing activities	129.4	16.2
Effect of foreign exchange rate changes on cash	3.8	(0.2)

Net increase (decrease) in cash and cash equivalents	$18.2	$(78.6)

Net cash used in operating activities was $89.7 million in the three months ended March 31, 2019, compared to $51.9 million in the three months ended March 31, 2018. The increase in cash used of $37.8 million was primarily due to decreases in other current liabilities and a build in working capital primarily driven by inventory investments to support new product initiatives and pre-buy’s ahead of expected tariff increases.

Net cash used in investing activities was $25.3 million in the three months ended March 31, 2019, compared to $42.7 million in the three months ended March 31, 2018. The decrease in cash used of $17.4 million was primarily due to $10.4 million of lower capital spending and lower cost of acquisitions of $5.8 million.

Net cash provided by financing activities was $129.4 million in the three months ended March 31, 2019, compared to $16.2 million in the three months ended March 31, 2018. The increase in cash provided of $113.2 million was primarily due to lower share repurchases in 2019 compared to 2018 ($307.2 million decrease) partly offset by lower net borrowings in 2019 compared to 2018 ($195.0 million decrease).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2018, the fair value of our total pension plan assets was $599.6 million, representing 79% of the accumulated benefit obligation liability. In 2019, we expect to make pension contributions of approximately $8 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom, France, Australia, Japan and South Africa. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

The adoption of recent accounting standards, as discussed in Note 2, “Recently Issued Accounting Standards,” to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company implemented internal controls related to the new lease accounting standard to facilitate its adoption on January 1, 2019. There have not been any other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of reviewing the internal control structure of acquired businesses and, if necessary, will make appropriate changes as we incorporate our controls and procedures into those recently acquired businesses.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

(a)	Litigation.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2019 and 2018. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2019:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2019	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	—	$—	—	$413,734,259
February 1 – February 28	—	—	—	413,734,259
March 1 – March 31	607,400	46.10	607,400	385,735,647

Total	607,400	$46.10	607,400

(a)	Information on the Company’s share repurchase programs follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
April 30, 2018	April 30, 2018	$150 million	April 30, 2020
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Item 6.	EXHIBITS

3(i).	Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166).

3(ii).	Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166).

10.1*	Second Amendment, dated as of March 29, 2019 to the Credit Agreement dated March 29, 2018 by and among Fortune Brands Home & Security, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent.

31.1.*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity, and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 7, 2019	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)