Form 10-Q
period 2019-09-30
Fortune Brands Home & Security, Inc.
filed 2019-10-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 18, 2019 was 139,151,210.

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2019 and 2018

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$4,294.1	$4,064.4	$1,459.0	$1,380.8
Cost of products sold	2,773.5	2,606.8	934.8	886.9
Selling, general and administrative expenses	943.9	932.8	311.3	305.1
Amortization of intangible assets	30.0	25.3	9.9	8.9
Asset impairment charges	29.5	27.1	29.5	27.1
Restructuring charges	11.2	17.3	5.5	5.7
Operating income	506.0	455.1	168.0	147.1
Interest expense	71.8	51.1	23.6	19.0
Other income, net	(2.2)	(15.8)	(0.3)	(9.6)
Income from continuing operations before income taxes	436.4	419.8	144.7	137.7
Income tax	109.1	115.1	39.0	37.8
Income from continuing operations, net of tax	327.3	304.7	105.7	99.9
Loss from discontinued operations, net of tax	—	(0.2)	—	—
Net income	327.3	304.5	105.7	99.9
Less: Noncontrolling interests	(0.5)	0.1	0.1	0.1
Net income attributable to Fortune Brands	$327.8	$304.4	$105.6	$99.8
Basic earnings per common share
Continuing operations	$2.34	$2.09	$0.76	$0.70
Discontinued operations	—	—	—	—
Net income attributable to Fortune Brands common shareholders	$2.34	$2.09	$0.76	$0.70
Diluted earnings per common share
Continuing operations	$2.32	$2.06	$0.75	$0.69
Discontinued operations	—	—	—	—
Net income attributable to Fortune Brands common shareholders	$2.32	$2.06	$0.75	$0.69
Comprehensive income	$327.4	$298.0	$94.3	$107.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$336.2	$262.9
Accounts receivable less allowances for discounts and doubtful accounts	640.1	571.7
Inventories	758.8	678.9
Other current assets	171.6	172.6
Total current assets	1,906.7	1,686.1
Property, plant and equipment, net of accumulated depreciation	800.4	813.4
Operating lease assets	165.8	—
Goodwill	2,084.9	2,080.3
Other intangible assets, net of accumulated amortization	1,186.1	1,246.8
Other assets	141.7	138.0
Total assets	$6,285.6	$5,964.6
Liabilities and equity
Current liabilities
Short-term debt	$399.5	$525.0
Accounts payable	436.5	459.0
Other current liabilities	540.6	508.1
Total current liabilities	1,376.6	1,492.1
Long-term debt	1,949.0	1,809.0
Deferred income taxes	160.1	162.6
Accrued defined benefit plans	154.5	163.3
Operating lease liabilities	139.8	—
Other non-current liabilities	168.9	157.6
Total liabilities	3,948.9	3,784.6
Commitments and contingencies (see Note 18)
Equity
Fortune Brands equity
Common stock(a)	1.8	1.8
Paid-in capital	2,795.8	2,766.0
Accumulated other comprehensive loss	(75.5)	(67.0)
Retained earnings	1,692.5	1,448.1
Treasury stock	(2,079.2)	(1,970.7)
Total Fortune Brands equity	2,335.4	2,178.2
Noncontrolling interests	1.3	1.8
Total equity	2,336.7	2,180.0
Total liabilities and equity	$6,285.6	$5,964.6

(a)	Common stock, par value $0.01 per share; 181.4 million shares and 180.6 million shares issued at September 30, 2019 and December 31, 2018, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(In millions)

(Unaudited)

	2019	2018
Operating activities
Net income	$327.3	$304.5
Non-cash pre-tax expense:
Depreciation	82.7	83.6
Amortization of intangibles	30.0	25.3
Non-cash lease expense	26.5	—
Stock-based compensation	22.9	31.9
Recognition of actuarial losses	2.1	0.3
Deferred taxes	(1.8)	(11.4)
Asset impairment charges	31.2	27.1
Amortization of deferred financing fees	2.4	1.5
(Gain) loss on sale of property, plant and equipment	(1.0)	1.9
Changes in assets and liabilities:
Increase in accounts receivable	(68.4)	(52.0)
Increase in inventories	(81.2)	(50.8)
(Decrease) increase in accounts payable	(11.1)	6.4
Increase in other assets	(18.3)	(19.6)
Increase (decrease) in accrued expenses and other liabilities	6.0	(7.3)
Increase in accrued taxes	4.5	2.3
Net cash provided by operating activities	353.8	343.7
Investing activities
Capital expenditures (a)	(82.4)	(106.5)
Proceeds from the disposition of assets	4.2	1.3
Cost of acquisition, net of cash acquired	—	(466.0)
Other investing activities, net	0.1	2.8
Net cash used in investing activities	(78.1)	(568.4)
Financing activities
(Decrease) increase in short-term debt	(525.0)	525.0
Issuance of long-term debt	1,494.3	2,091.2
Repayment of long-term debt	(955.0)	(1,610.0)
Proceeds from the exercise of stock options	6.9	4.1
Treasury stock purchases	(100.0)	(602.7)
Employee withholding taxes related to stock-based compensation	(8.5)	(13.6)
Deferred acquisition payments	(19.0)	—
Dividends to stockholders	(92.3)	(87.1)
Other financing, net	(3.3)	0.5
Net cash (used in) provided by financing activities	(201.9)	307.4
Effect of foreign exchange rate changes on cash	(1.2)	(7.8)
Net increase in cash and cash equivalents	$72.6	$74.9
Cash, cash equivalents and restricted cash(b) at beginning of period	$270.7	$323.0
Cash, cash equivalents and restricted cash(b) at end of period	$343.3	$397.9

(a)	Capital expenditures of $9.0 million and $9.1 million that had not been paid as of September 30, 2019 and 2018, respectively, were excluded from the Statement of Cash Flows.
(b)

Restricted cash of $0.8 million and $6.3 million is included in Other current assets and Other assets, respectively, as of September 30, 2019 and restricted cash of $0.9 million and $7.1 million is included in Other current assets and Other assets, respectively, as of September 30, 2018.  Restricted cash of $0.9 million and $6.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2018.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine and Three Months Ended September 30, 2019 and 2018

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	304.4	—	0.1	304.5
Other comprehensive loss	—	—	(6.5)	—	—	—	(6.5)
Stock options exercised	0.1	4.0	—	—	—	—	4.1
Stock-based compensation	—	31.9	—	—	(13.6)	—	18.3
Treasury stock purchases	—	—	—	—	(602.7)	—	(602.7)
Dividends ($0.60 per common share)	—	—	—	(85.2)	—	—	(85.2)
Balance at September 30, 2018	$1.8	$2,760.8	$(45.7)	$1,393.4	$(1,878.4)	$1.7	$2,233.6

Balance at December 31, 2018	$1.8	$2,766.0	$(67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0
Comprehensive income:
Net income	—	—	—	327.8	—	(0.5)	327.3
Other comprehensive income	—	—	0.1	—	—	—	0.1
Stock options exercised	—	6.9	—	—	—	—	6.9
Stock-based compensation	—	22.9	—	—	(8.5)	—	14.4
Adoption of ASU 2018-02	—	—	(8.6)	8.6	—	—	—
Treasury stock purchases	—	—	—	—	(100.0)	—	(100.0)
Dividends ($0.66 per common share)	—	—	—	(92.0)	—	—	(92.0)
Balance at September 30, 2019	$1.8	$2,795.8	$(75.5)	$1,692.5	$(2,079.2)	$1.3	$2,336.7

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at June 30, 2018	$1.8	$2,751.5	$(53.2)	$1,350.5	$(1,877.5)	$1.6	$2,174.7
Comprehensive income:
Net income	—	—	—	99.8	—	0.1	99.9
Other comprehensive income	—	—	7.5	—	—	—	7.5
Stock options exercised	—	0.3	—	—	—	—	0.3
Stock-based compensation	—	9.0	—	—	(0.9)	—	8.1
Treasury stock purchases	—	—	—	—	—	—	-
Dividends ($0.40 per common share)	—	—	—	(56.9)	—	—	(56.9)
Balance at September 30, 2018	$1.8	$2,760.8	$(45.7)	$1,393.4	$(1,878.4)	$1.7	$2,233.6

Balance at June 30, 2019	$1.8	$2,786.6	$(64.1)	$1,648.1	$(2,028.9)	$1.2	$2,344.7
Comprehensive income:
Net income	—	—	—	105.6	—	0.1	105.7
Other comprehensive loss	—	—	(11.4)	—	—	—	(11.4)
Stock options exercised	—	0.8	—	—	—	—	0.8
Stock-based compensation	—	8.4	—	—	(0.3)	—	8.1
Treasury stock purchases	—	—	—	—	(50.0)	—	(50.0)
Dividends ($0.44 per common share)	—	—	—	(61.2)	—	—	(61.2)
Balance at September 30, 2019	$1.8	$2,795.8	$(75.5)	$1,692.5	$(2,079.2)	$1.3	$2,336.7

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

The condensed consolidated balance sheet as of September 30, 2019, the related condensed consolidated statements of comprehensive income and equity for the nine and three months ended September 30, 2019 and 2018, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited.  In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included.  Interim results may not be indicative of results for a full year.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income (“AOCI”) as a result of the U.S. Tax Cuts and Jobs Act of 2017. We adopted this standard on January 1, 2019, which resulted in a reclassification of $8.6 million between accumulated other comprehensive loss and retained earnings in our condensed consolidated statement of equity.

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

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs to obtain software, including configuration and integration with legacy IT systems, coding and testing, including parallel process phases are eligible for capitalization under the new standard.  In addition, activities that would be expensed include costs related to vendor demonstrations, determining performance and technology requirements and training activities. The standard is effective for the Company’s fiscal year beginning January 1, 2020, with early adoption permitted.  We do not expect the adoption of this guidance to have a material effect on our financial statements.

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2019	December 31, 2018
Inventories:
Raw materials and supplies	$279.7	$227.4
Work in process	76.5	66.4
Finished products	402.6	385.1
Total inventories	$758.8	$678.9

Property, plant and equipment, gross	$1,961.2	$1,911.7
Less: accumulated depreciation	1,160.8	1,098.3
Property, plant and equipment, net	$800.4	$813.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions and Dispositions

In September 2018, we acquired 100% of the membership interests of Fiberon, a leading U.S. manufacturer of outdoor performance materials used in decking, railing and fencing products, for a total purchase price of approximately $470 million, subject to certain post-closing adjustments. The acquisition of Fiberon provided category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. Fiberon’s net sales and operating income for the nine and three months ended September 30, 2018 were not material to the Company. We have not included pro forma financial information as it is immaterial to our consolidated statements of income. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. The financial results of Fiberon were included in the Company’s consolidated statements of income and statements of cash flow beginning in September 2018 and the consolidated balance sheet as of December 31, 2018. The results of operations are included in the Doors & Security segment from the date of acquisition. Goodwill related to this acquisition is deductible for income tax purposes.

The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$18.8
Inventories	50.9
Property, plant and equipment	45.7
Goodwill	177.7
Identifiable intangible assets	195.0
Other assets	4.8
Total assets	492.9
Accounts payable	16.8
Other liabilities and accruals	16.3
Net assets acquired	$459.8

Goodwill includes expected sales and cost synergies.  Identifiable intangible assets primarily consist of customer relationships and tradenames.
5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $2,084.9 million and $2,080.3 million as of September 30, 2019 and December 31, 2018, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors & Security	Total Goodwill
Goodwill at December 31, 2018(a)	$924.0	$743.7	$412.6	$2,080.3
Year-to-date translation adjustments	1.1	(1.2)	0.4	0.3
Acquisition-related adjustments	—	—	4.3	4.3
Goodwill at September 30, 2019(a)	$925.1	$742.5	$417.3	$2,084.9

(a)	Net of accumulated impairment losses of $399.5 million in the Doors & Security segment.

We also had net identifiable intangible assets of $1,186.1 million and $1,246.8 million as of September 30, 2019 and December 31, 2018, respectively. The $28.2 million decrease in gross identifiable intangible assets was primarily due to a tradename impairment charge of $29.5 million in our Cabinets segment slightly offset by foreign translation adjustments.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2019 and December 31, 2018 were as follows:

(In millions)	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$645.1	$—	$645.1	$673.9	$—	$673.9
Amortizable intangible assets
Tradenames	20.3	(12.6)	7.7	19.8	(11.9)	7.9
Customer and contractual relationships	800.6	(289.4)	511.2	800.3	(260.2)	540.1
Patents/proprietary technology	73.3	(51.2)	22.1	73.5	(48.6)	24.9
Total	894.2	(353.2)	541.0	893.6	(320.7)	572.9
Total identifiable intangibles	$1,539.3	$(353.2)	$1,186.1	$1,567.5	$(320.7)	$1,246.8

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

In the third quarter of 2019, the decline in actual revenue combined with updated 2019 revenue forecasts for the remainder of the fiscal year and preliminary 2020 revenue forecast as compared to revenue forecasts included in our previous estimates of fair value with respect to an indefinite-lived tradename within the Cabinets segment led us to conclude that it was more likely than not that the indefinite-lived tradename was impaired.  Therefore we performed an interim impairment test as of September 30, 2019. As a result of the interim impairment test, we recorded a pre-tax impairment charge of $29.5 million.  In the fourth quarter of 2018, we recorded an impairment charge of $35.5 million related to this indefinite-lived tradename.  These charges were primarily the result of a continuing shift in demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal revenue forecasts associated with the tradename.  As of September 30, 2019, the carrying value of this tradename was $85.0 million.  During the third quarter of 2018, we recorded a pre-tax impairment charge of $27.1 million related to a second indefinite-lived tradename within the Cabinets segment.  The 2018 impairment charge was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations.

The fair value of the impaired tradenames was measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life.  Some of the more significant assumptions inherent in estimating the fair value include estimated future annual net revenues for the tradename, assumed royalty rate, and a discount rate that reflects the level of risk associated with the tradenames’ future revenues and profitability.  We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans.  These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 9).

A reduction in the estimated fair value of these two tradenames could trigger an additional impairment in future periods.  In addition, future impairment could be triggered on a third tradename in the event of lower than expected sales in our custom cabinetry product line.  As of September 30, 2019, the total carrying value of the three tradenames was approximately $174 million. Factors influencing our fair value estimates of the tradenames are described in the following paragraph.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.Leases

As discussed in Note 2, we adopted ASU 2016-02 as of January 1, 2019. We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets.  Amounts recognized for finance leases as of and for the nine months ended September 30, 2019 were immaterial.

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

Operating lease expense recognized in the condensed consolidated statement of comprehensive income during the nine and three months ended September 30, 2019 was $38.4 million and $12.7 million, respectively, including approximately $6.0 million and $2.0 million of short-term and variable lease costs for the nine and three months ended September 30, 2019, respectively.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30.4
Right-of-use assets obtained in exchange for operating lease obligations	$13.5
Weighted average remaining lease term - operating leases	7.2 years
Weighted average discount rate - operating leases	4.4%

Total expected lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

(In millions)
Year Ending December 31,
2019 (excluding nine months ended September 30, 2019)	$9.8
2020	37.7
2021	31.3
2022	24.9
2023	20.7
Thereafter	78.2
Total lease payments	202.6
Less imputed interest	(29.8)
Total	$172.8
Reported as of September 30, 2019
Other current liabilities	$33.0
Operating lease liabilities	139.8
Total	$172.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	External Debt and Financing Arrangements

Long Term Debt

At September 30, 2019, the Company had aggregate outstanding notes in the amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of September 30, 2019 and December 31, 2018:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 30, 2019	December 31, 2018
3.000% Senior Notes	$400.0	June 2015	June 2020	$399.5	$399.0
4.000% Senior Notes	500.0	June 2015	June 2025	495.7	495.0
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	595.8	595.0
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	692.5	—

The proceeds from the Notes issued in 2015 and the Notes issued in 2018 were used to pay down outstanding debt and for general corporate purposes.

In September 2019, the Company issued $700 million of unsecured senior notes (“2019 Senior Notes”) in a registered public offering. The 2019 Senior Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Senior Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility.

Credit Facilities

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Borrowings amounting to $165.0 million were rolled-over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On September 30, 2019 and December 31, 2018, our outstanding borrowings under this facility were $165.0 million and $320.0 million, respectively, which is included in Long-term debt in the condensed consolidated balance sheets.  As of September 30, 2019, we were in compliance with all covenants under this facility.

In March 2018, the Company entered into a $350 million term loan (the “Term Loan”), the borrowings thereunder were used for general corporate purposes. The Term Loan was amended in August 2018 to increase the borrowings to $525 million and further amended in March 2019 to decrease the borrowings to $350 million and extend the maturity date to March 2020.  In September 2019, the Company repaid in full the outstanding balance on the Term Loan with the proceeds from the 2019 Notes. At September 30, 2019 and December 31, 2018, amounts due under the Term Loan were zero and $525.0 million, respectively, which is included within Short-term debt in the condensed consolidated balance sheets.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $23.5 million in aggregate, of which there were no outstanding balances as of September 30, 2019 and December 31, 2018.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2019 was $388.1 million. Based on foreign exchange rates as of September 30, 2019, we estimate that $1.1 million of net derivative gains included in accumulated other comprehensive income as of September 30, 2019 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 were as follows:

(In millions)			Fair Value
Type of hedge	Type of contract	Location	September 30, 2019	December 31, 2018
Cash flow	Foreign exchange contracts	Other current assets	$0.9	$3.9
Fair value	Foreign exchange contracts	Other current assets	0.9	1.4
Net investment hedges	Net investment hedges	Other current assets	—	0.7
		Total assets	$1.8	$6.0

Cash flow	Foreign exchange contracts	Other current liabilities	$0.8	$0.3
Fair value	Foreign exchange contracts	Other current liabilities	0.3	1.6
		Total liabilities	$1.1	$1.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the nine months ended September 30, 2019 and 2018 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30, 2019
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,773.5	$71.8	$2.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			(2.7)
Derivative designated as hedging instruments			3.4
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	3.2
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.3

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30, 2018
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,606.8	$51.1	$15.8
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			(0.2)
Derivative designated as hedging instruments			1.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.3)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		—

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended September 30, 2019 and 2018 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2019
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$934.8	$23.6	$0.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			(2.5)
Derivative designated as hedging instruments			2.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.1

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2018
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$886.9	$19.0	$9.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			0.7
Derivative designated as hedging instruments			0.1
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.3)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		—

The cash flow hedges recognized in other comprehensive income was a net gain of $2.7 million and $7.1 million in the nine months ended September 30, 2019 and 2018, respectively. The cash flow hedges recognized in other comprehensive income was a net gain of $2.9 million and $3.0 million in the three months ended September 30, 2019 and 2018, respectively.

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

The carrying value, net of underwriting commissions, price discounts, and debt issuance costs and fair value of debt as of September 30, 2019 and December 31, 2018 were as follows:

(In millions)	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$165.0	$165.0	$320.0	$320.0
Term Loan	—	—	525.0	525.0
Notes	2,183.5	2,256.0	1,489.0	1,490.4

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are Level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows:

(In millions)	Fair Value
	September 30, 2019	December 31, 2018
Assets
Derivative financial instruments (Level 2)	$1.8	$6.0
Deferred compensation program assets (Level 2)	11.3	9.3
Total assets	$13.1	$15.3
Liabilities
Derivative financial instruments (Level 2)	$1.1	$1.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive (Loss) Income

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the nine and three months ended September 30, 2019 and 2018 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive (loss) income	(9.5)	6.2	(3.0)	(6.3)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.4)	0.2	(0.2)
Net current-period other comprehensive (loss) income	(9.5)	5.8	(2.8)	(6.5)
Balance at September 30, 2018	$(3.7)	$3.4	$(45.4)	$(45.7)

Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)
Amounts classified into accumulated other comprehensive (loss) income	1.1	3.0	(2.8)	1.3
Adoption of ASU 2018-02(b)	—	—	(8.6)	(8.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(2.8)	1.6	(1.2)
Net current-period other comprehensive (loss) income	1.1	0.2	(9.8)	(8.5)
Balance at September 30, 2019	$(24.2)	$4.4	$(55.7)	$(75.5)

(a)	See Note 12, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.
(b)	See Note 2, “Recently Issued Accounting Standards,” for further information on the impact of adopting ASU 2018-02.

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments(a)	Accumulated Other Comprehensive Loss
Balance at June 30, 2018	$(11.3)	$0.5	$(42.4)	$(53.2)
Amounts classified into accumulated other comprehensive (loss) income	7.6	3.3	(3.2)	7.7
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.4)	0.2	(0.2)
Net current-period other comprehensive (loss) income	7.6	2.9	(3.0)	7.5
Balance at September 30, 2018	$(3.7)	$3.4	$(45.4)	$(45.7)

Balance at June 30, 2019	$(11.6)	$2.0	$(54.5)	$(64.1)
Amounts classified into accumulated other comprehensive (loss) income	(12.6)	2.7	(2.8)	(12.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.3)	1.6	1.3
Net current-period other comprehensive (loss) income	(12.6)	2.4	(1.2)	(11.4)
Balance at September 30, 2019	$(24.2)	$4.4	$(55.7)	$(75.5)

(a)	See Note 12, “Defined Benefit Plans,” for further information on the adjustments related to defined benefit plans.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Accumulated Other Comprehensive (Loss) Income (Continued)

The reclassifications out of accumulated other comprehensive loss for the nine and three months ended September 30, 2019 and 2018 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Nine months ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2019	2018
Gains (losses) on cash flow hedges
Foreign exchange contracts	$3.2	$0.8	Cost of products sold
Commodity contracts	(0.2)	(0.3)	Cost of products sold
Interest rate contracts	0.3	—	Interest expense
	3.3	0.5	Total before tax
	(0.5)	(0.1)	Tax expense
	$2.8	$0.4	Net of tax
Defined benefit plan items
Recognition of actuarial losses	$(2.1)	$(0.3)	(a)
	(2.1)	(0.3)	Total before tax
	0.5	0.1	Tax expense
	$(1.6)	$(0.2)	Net of tax
Total reclassifications for the period	$1.2	$0.2	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2019	2018
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.4	$0.8	Cost of products sold
Commodity contracts	(0.2)	(0.3)	Cost of products sold
Interest rate contracts	0.1	—	Interest expense
	0.3	0.5	Total before tax
	—	(0.1)	Tax expense
	$0.3	$0.4	Net of tax
Defined benefit plan items
Recognition of actuarial losses	(2.1)	(0.3)	(a)
	(2.1)	(0.3)	Total before tax
	0.5	0.1	Tax expense
	$(1.6)	$(0.2)	Net of tax
Total reclassifications for the period	$(1.3)	$0.2	Net of tax

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 12, “Defined Benefit Plans,” for additional information.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the nine and three months ended September 30, 2019 and 2018:

(In millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Wholesalers(1)	$2,001.8	$1,930.4	$684.0	$661.7
Home Center retailers(2)	1,205.6	1,069.3	383.7	344.6
Other retailers(3)	220.0	237.0	77.6	79.8
Builder direct	173.2	171.0	60.8	60.9
U.S. net sales	3,600.6	3,407.7	1,206.1	1,147.0
International(4)	693.5	656.7	252.9	233.8
Net sales	$4,294.1	$4,064.4	$1,459.0	$1,380.8

(1)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(2)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(3)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(4)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.
12.	Defined Benefit Plans

The components of net periodic benefit cost for pension benefits for the nine and three months ended September 30, 2019 and 2018 were as follows:

(In millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	Pension Benefits		Pension Benefits
	2019	2018	2019	2018
Service cost	$0.3	$0.4	$0.1	$0.1
Interest cost	24.7	23.0	8.3	7.7
Expected return on plan assets	(26.4)	(30.8)	(8.8)	(10.3)
Recognition of actuarial losses	2.1	0.3	2.1	0.3
Net periodic benefit loss (income)	$0.7	$(7.1)	$1.7	$(2.2)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment.  All other defined benefit pension plans were frozen as of December 31, 2016.

13.	Income Taxes

The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 25.0% and 27.4%, respectively. The effective income tax rates in 2019 and 2018 were favorably impacted by a benefit associated with the U.S. research and development credit and unfavorably by state and local taxes and unfavorable tax rates in foreign jurisdictions. Additionally, the 2019 effective income tax rate was favorably impacted by decreases to uncertain tax positions, as a result of audit settlements. The 2018 effective income tax rate was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Cuts and Jobs Act of 2017 and increases to uncertain tax positions.

The effective income tax rates for the three months ended September 30, 2019 and 2018 were 27.0% and 27.5%, respectively.  The effective income tax rates in 2019 and 2018 were favorably impacted by a benefit associated with the U.S. research and development credit and unfavorably impacted by state and local taxes, unfavorable tax rates in foreign jurisdictions and increases to uncertain tax positions.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2.4 million to $3.0 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made.  We offer our customers various warranty terms based on the type of product that is sold.  Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2019 and 2018, respectively.

(In millions)	Nine Months Ended September 30,
	2019	2018
Reserve balance at January 1, (a)	$24.9	$17.2
Provision for warranties issued	20.5	18.1
Settlements made (in cash or in kind)	(19.2)	(17.3)
Foreign translation adjustments	(0.5)	(1.9)
Acquisitions	-	9.1
Reserve balance at September 30,	$25.7	$25.2

(a)	Balance at January 1, 2019 includes the impact of acquiring Fiberon. See Note 4, “Acquisitions and Dispositions,” for additional information.

15.	Information on Business Segments

Net sales and operating income for the nine and three months ended September 30, 2019 and 2018 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2019	2018	% Change vs. Prior Year
Net Sales
Cabinets	$1,797.7	$1,793.8	0.2%
Plumbing	1,478.8	1,394.9	6.0
Doors & Security	1,017.6	875.7	16.2
Net sales	$4,294.1	$4,064.4	5.7%
Operating Income (Loss)
Cabinets	$134.0	$122.2	9.7%
Plumbing	307.9	273.1	12.7
Doors & Security	122.5	121.7	0.7
Less: Corporate expenses	(58.4)	(61.9)	5.7
Operating income	$506.0	$455.1	11.2%

	Three Months Ended September 30,
(In millions)	2019	2018	% Change vs. Prior Year
Net Sales
Cabinets	$589.7	$599.0	(1.6)%
Plumbing	514.1	461.5	11.4
Doors & Security	355.2	320.3	10.9
Net sales	$1,459.0	$1,380.8	5.7%
Operating Income (Loss)
Cabinets	$25.1	$28.7	(12.5)%
Plumbing	112.0	89.4	25.3
Doors & Security	50.1	48.2	3.9
Less: Corporate expenses	(19.2)	(19.2)	0.0
Operating income	$168.0	$147.1	14.2%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the nine and three months ended September 30, 2019 and 2018 are shown below.

(In millions)	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$6.1	$1.1	$7.2	$11.0	$9.7	$20.7
Plumbing	3.5	5.6	9.1	1.6	0.1	1.7
Doors & Security	1.6	2.0	3.6	4.7	1.2	5.9
Total	$11.2	$8.7	$19.9	$17.3	$11.0	$28.3

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the first nine months of 2019 largely related to severance costs within our Cabinets and Plumbing segments and costs associated with closing facilities within our Plumbing and Doors & Security segments. Restructuring and other charges in the first nine months of 2018 largely related to severance costs across all segments and our initiatives to consolidate our manufacturing footprint and to discontinue certain product lines in our Cabinets segment.

(In millions)	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$3.8	$0.4	$4.2	$3.4	$5.4	$8.8
Plumbing	0.2	(0.2)	—	0.1	—	0.1
Doors & Security	1.5	—	1.5	2.2	0.2	2.4
Total	$5.5	$0.2	$5.7	$5.7	$5.6	$11.3

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the third quarter of 2019 largely related to severance costs within our Cabinets and Doors & Security segments. Restructuring and other charges in the third quarter of 2018 primarily resulted from severance costs within our Cabinets and Doors & Security segments and our initiatives to consolidate our manufacturing footprint and to discontinue certain product lines in our Cabinets segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/18	2019 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 9/30/19
Workforce reduction costs	$9.9	$10.2	$(10.1)	$(0.1)	$9.9
Other	0.6	1.0	(1.2)	—	0.4
	$10.5	$11.2	$(11.3)	$(0.1)	$10.3

(a)	Cash expenditures primarily relate to severance charges.

(In millions)	Balance at 12/31/17	2018 Provision	Cash Expenditures (a)	Non-Cash Write-offs (b)	Balance at 9/30/18
Workforce reduction costs	$5.0	$16.0	$(11.3)	$—	$9.7
Other	0.8	1.3	(1.2)	(0.6)	0.3
	$5.8	$17.3	$(12.5)	$(0.6)	$10.0

(a)	Cash expenditures primarily relate to severance charges.
(b)	Non-cash write-offs include long-lived asset impairment charges attributable to restructuring actions.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Earnings Per Share

The computations of earnings per common share for the nine and three months ended September 30, 2019 and 2018 were as follows:

(In millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Income from continuing operations, net of tax	$327.3	$304.7	$105.7	$99.9
Less: Noncontrolling interest	(0.5)	0.1	0.1	0.1
Income from continuing operations for EPS	327.8	304.6	105.6	99.8
Loss from discontinued operations	—	(0.2)	—	—
Net income attributable to Fortune Brands	$327.8	$304.4	$105.6	99.8
Earnings per common share
Basic
Continuing operations	$2.34	$2.09	$0.76	$0.70
Discontinued operations	—	—	—	—
Net income attributable to Fortune Brands common stockholders	$2.34	$2.09	$0.76	$0.70
Diluted
Continuing operations	$2.32	$2.06	$0.75	$0.69
Discontinued operations	—	—	—	—
Net income attributable to Fortune Brands common stockholders	$2.32	$2.06	$0.75	$0.69
Basic average shares outstanding	140.0	145.8	139.5	142.4
Stock-based awards	1.4	1.9	1.4	1.8
Diluted average shares outstanding	141.4	147.7	140.9	144.2
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	2.2	1.1	1.7	1.2

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Commitments and Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine and three months ended September 30, 2019 and 2018. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2018 were as follows:

(In millions)
2019	$37.8
2020	29.6
2021	23.4
2022	18.9
2023	13.8
Remainder	58.8
Total minimum rental payments	$182.3

These minimum rental payments were determined in accordance with the previous leasing guidance (ASC 840).  Accordingly, the minimum payments exclude optional lease payments that we can avoid.  The minimum lease payments as of September 30, 2019, disclosed in Note 6, are determined in accordance with the new leasing guidance (ASC 842), which include optional lease payments if we are reasonably certain to incur them.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, planned business strategies, anticipated market potential, future financial performance, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American home improvement, repair and new home construction activity levels, and the North American and global economies generally, (ii) the competitive nature of consumer and trade brand businesses, (iii) our ability to develop new products or processes and improve existing products and processes, (iv) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (v) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (vi) risks associated with doing business internationally, including changes in trade-related tariffs, (vii) changes in government and industry standards, (viii) risks associated with entering into potential strategic acquisitions and integrating acquired property, (ix) our ability to secure and protect our intellectual property rights, (x) our reliance on key customers and suppliers, including wholesale distributors and dealers, (xi) risk of increases in our defined benefit-related costs and funding requirements, (xii) risks associated with the disruption of operations, (xiii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiv) our ability to attract and retain qualified personnel and other labor constraints, (xv) future tax law changes or the interpretation of existing tax laws, (xvi) potential liabilities and costs from claims and litigation, (xvii) impairments in the carrying value of goodwill or other acquired intangible assets, (xviii) delays or outages in our information technology system or computer networks and (xix) our ability to access the capital markets on terms acceptable to us. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.  We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018

	Net Sales
(In millions)	2019	2018	% Change vs. Prior Year
Cabinets	$1,797.7	$1,793.8	0.2%
Plumbing	1,478.8	1,394.9	6.0
Doors & Security	1,017.6	875.7	16.2
Net sales	$4,294.1	$4,064.4	5.7%

	Operating Income (Loss)
	2019	2018	% Change vs. Prior Year
Cabinets	$134.0	$122.2	9.7%
Plumbing	307.9	273.1	12.7
Doors & Security	122.5	121.7	0.7
Less: Corporate expenses	(58.4)	(61.9)	5.7
Operating income	$506.0	$455.1	11.2%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $229.7 million, or 5.7%, due to the benefit from the 2018 Fiberon acquisition in our Doors & Security segment ($139 million), price increases to help mitigate cumulative raw material cost increases and higher sales volume, including growth in China and the absence in 2019 of unfavorable weather related conditions affecting our U.S. market performance.  These benefits were partially offset by lower sales unit volume of make-to-order custom and semi-custom cabinetry products, unfavorable promotion and rebate costs, lower sales unit volume in security products, unfavorable mix in our Doors & Security segment, and unfavorable foreign exchange of $27 million.

Cost of products sold

Cost of products sold increased by $166.7 million, or 6.4%, due to the higher net sales and increased commodity costs including the impact of higher tariffs, partially offset by the benefit from productivity improvements and the absence in 2019 of the amortization of the acquisition-related inventory fair value adjustment ($5.0 million of expense in 2018) related to our Victoria+Albert acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $11.1 million, or 1.2%, due to higher employee related costs and transportation costs, as well as the impact of expenses associated with the 2018 Fiberon acquisition in our Doors & Security segment.

RESULTS OF OPERATIONS (Continued)

Amortization of intangible assets

Amortization of intangible assets increased by $4.7 million primarily due to the 2018 Fiberon acquisition in our Doors & Security segment.

Asset impairment charges

The asset impairment charges of $29.5 million in 2019 related to an indefinite-lived tradename within our Cabinets segment.  During the third quarter of 2019, we recognized an impairment of $29.5 million related to one tradename, which was primarily the result of a continuing shift in demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts associated with the tradename.  Asset impairment charge of $27.1 million for the nine months ended September 30, 2018 related to impairment of an indefinite-lived tradename within our Cabinets segment which was primarily the result of reduced revenue growth expectations associated with operations in Canada, including the announced closure of Company-owned retail locations during the third quarter of 2018.

Restructuring charges

Restructuring charges of $11.2 million in the nine months ended September 30, 2019 primarily related to severance costs within our Cabinets and Plumbing segments and costs associated with closing facilities within our Plumbing and Doors & Security segments. Restructuring charges of $17.3 million in the nine months ended September 30, 2018 primarily related to severance costs across all segments and our initiatives to consolidate our manufacturing footprint and to discontinue certain product lines in our Cabinets segment.

Operating income

Operating income increased by $50.9 million, or 11.2%, primarily due to higher net sales, productivity improvements, and lower restructuring charges. These benefits were partially offset by unfavorable commodity costs and unfavorable mix.

Interest expense

Interest expense increased by $20.7 million to $71.8 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $2.2 million in the nine months ended September 30, 2019, compared to $15.8 million in the nine months ended September 30, 2018. The decrease in other income, net is primarily due to lower defined benefit plan income in 2019 ($7.9 million decrease), the absence of the hedge gains associated with our September 2018 debt issuance and unfavorable foreign currency adjustments.

In future periods the Company may record, within other income and expense, material adjustments associated with actuarial gains and losses arising from periodic remeasurement of our liabilities for defined benefit plans. At a minimum, the Company will remeasure its defined benefit plan liabilities in the fourth quarter of each year. Remeasurements due to plan amendments and settlements may also occur in interim periods during the year. Remeasurement of these liabilities attributable to updating our liability discount rates and expected return on assets may, in particular, result in material income or expense recognition.

Based on current relevant interest rate benchmarks and year-to-date pension asset returns, the Company may incur additional defined benefit plan actuarial losses in the range of $0.09 to $0.13 per share in the fourth quarter of 2019 due to declining discount rates since December 31, 2018, the last remeasurement date. Any actuarial loss incurred in the fourth quarter will be based upon spot discount rates as of December 31, 2019 and our full year 2019 pension asset returns and may differ materially from this estimate. A 50 basis point change in our discount rate impacts our defined benefit plan liabilities by approximately $60 million.

Income taxes

The effective income tax rates for the nine months ended September 30, 2019 and 2018 were 25.0% and 27.4%, respectively.  The effective income tax rates in 2019 and 2018 were favorably impacted by a benefit associated with the U.S. research and development credit and unfavorably by state and local taxes and unfavorable tax rates in foreign jurisdictions. Additionally, the 2019 effective income tax rate was favorably impacted by decreases to uncertain tax positions, as a result of audit settlements. The 2018 effective income tax rate was unfavorably impacted by an adjustment to the deemed repatriation tax liability recorded in 2017 under the Tax Cuts and Jobs Act of 2017 and increases to uncertain tax positions.

RESULTS OF OPERATIONS (Continued)

Net income from continuing operations

Net income from continuing operations was $327.3 million in the nine months ended September 30, 2019 compared to $304.7 million in the nine months ended September 30, 2018. The increase of $22.6 million was due to higher operating income and lower income tax expenses, partly offset by higher interest expense and lower other income.

Results By Segment

Cabinets

Net sales increased by $3.9 million, or 0.2%, predominantly due to price increases to help mitigate cumulative raw material cost increases and higher sales unit volume of stock cabinetry products. These factors were partly offset by lower sales unit volume of make-to-order custom and semi-custom cabinetry products, lower sales in Canada and increased promotional costs.  Foreign exchange was unfavorable by approximately $3 million.

Operating income increased by $11.8 million, or 9.7%, due to the benefit from productivity improvements and lower restructuring costs.

Plumbing

Net sales increased by $83.9 million, or 6.0%, due to higher sales volume including growth in China, price increases to help mitigate tariffs and cumulative raw material cost increases, and the absence in 2019 of unfavorable weather-related conditions affecting our U.S. market performance.  These benefits were partially offset by lower sales volume in Canada and luxury-branded products and higher rebates costs as well as unfavorable foreign exchange of approximately $20 million.

Operating income increased by $34.8 million, or 12.7%, due to higher net sales, the benefit from productivity improvements and the absence in 2019 of the amortization of the acquisition-related inventory fair value adjustment ($5.0 million of expense in 2018) related to our Victoria+Albert acquisition. These benefits were partially offset by commodity cost inflation including the impact of higher tariffs, and unfavorable channel mix.  Foreign exchange was unfavorable by approximately $9 million.

Doors & Security

Net sales increased by $141.9 million, or 16.2%, due to the benefit from the 2018 Fiberon acquisition ($139 million) and price increases to help mitigate tariffs and cumulative raw material cost increases. These benefits were partially offset by lower sales unit volume in security products, higher customer program costs, and unfavorable mix. Foreign exchange was unfavorable by approximately $4 million.

Operating income increased by $0.8 million, or 0.7%, due to the higher sales including the benefit from the 2018 Fiberon acquisition. These factors were partially offset by commodity cost inflation, Fiberon’s inventory fair value adjustments ($1.8 million in 2019) and an expense due to a fair value adjustment associated with an idle manufacturing facility ($1.7 million in 2019).

Corporate

Corporate expenses decreased by $3.5 million, or 5.7%, due to lower employee related costs.

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018

	Net Sales
(In millions)	2019	2018	% Change vs. Prior Year
Cabinets	$589.7	$599.0	(1.6)%
Plumbing	514.1	461.5	11.4
Doors & Security	355.2	320.3	10.9
Net sales	$1,459.0	$1,380.8	5.7%

	Operating Income (Loss)
	2019	2018	% Change vs. Prior Year
Cabinets	$25.1	$28.7	(12.5)%
Plumbing	112.0	89.4	25.3
Doors & Security	50.1	48.2	3.9
Less: Corporate expenses	(19.2)	(19.2)	0.0
Operating income	$168.0	$147.1	14.2%

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $78.2 million, or 5.7%, due to price increases to help mitigate tariffs and cumulative raw material cost increases, higher sales unit volume in Plumbing, including international growth in China, the benefit from the 2018 Fiberon acquisition in our Doors & Security segment ($42 million) and the absence in 2019 of unfavorable weather related conditions affecting our U.S. market performance.  These benefits were partially offset by lower sales unit volume of make-to-order custom and semi-custom cabinetry products, higher customer rebates and promotion costs, and lower sales unit volume in security and doors products, unfavorable foreign exchange of $6 million.

Cost of products sold

Cost of products sold increased by $47.9 million, or 5.4%, due to higher net sales and increased commodity costs including the impact of higher tariffs, partially offset by the benefit of productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.2 million, or 2.0%, due to higher employee related costs and transportation costs as well as the impact of expenses associated with the 2018 Fiberon acquisition in our Doors & Security segment.

Amortization of intangible assets

Amortization of intangible assets increased by $1.0 million primarily due to the 2018 Fiberon acquisition in our Doors & Security segment.

Asset impairment charges

The asset impairment charges of $29.5 million in 2019 related to an indefinite-lived tradename within our Cabinets segment.  During the third quarter of 2019, we recognized an impairment of $29.5 million related to one tradename, which was primarily the result of a continuing shift in demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts associated with the tradename.  Asset impairment charge of $27.1 million, during the third quarter of 2018, related to impairment of an indefinite-lived tradename within our Cabinets segment which was primarily the result of reduced revenue growth expectations associated with operations in Canada, including the announced closure of Company-owned retail locations.

RESULTS OF OPERATIONS (Continued)

Restructuring charges

Restructuring charges of $5.5 million in the three months ended September 30, 2019 primarily related to severance costs within our Cabinets and Doors & Security segments.  Restructuring charges of $5.7 million in the three months ended September 30, 2018 primarily related to severance costs within our Cabinets and Doors & Security segments and our initiatives to consolidate our manufacturing footprint and to discontinue certain product lines in our Cabinets segment.

Operating income

Operating income increased by $20.9 million, or 14.2%, primarily due to higher net sales including the benefit from the 2018 Fiberon acquisition in our Doors & Security segment, productivity improvements and lower restructuring charges. These benefits were partially offset by unfavorable commodity costs, and unfavorable foreign exchange of $3 million.

Interest expense

Interest expense increased by $4.6 million to $23.6 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $0.3 million in the three months ended September 30, 2019, compared to $9.6 million in the three months ended September 30, 2018. The decrease in other income, net is primarily due to the absence of the hedge gains associated with our September 2018 debt issuance, lower foreign currency adjustments and lower defined benefit plan income in 2019 ($3.9 million decrease).

Income taxes

The effective income tax rates for the three months ended September 30, 2019 and 2018 were 27.0% and 27.5%, respectively. The effective income tax rates in 2019 and 2018 were favorably impacted by a benefit associated with the U.S. research and development credit and unfavorably impacted by state and local taxes, unfavorable tax rates in foreign jurisdictions and increases to uncertain tax positions.

Net income from continuing operations

Net income from continuing operations was $105.7 million in the three months ended September 30, 2019 compared to $99.9 million in the three months ended September 30, 2018.  The increase of $5.8 million was due to higher operating income and lower income tax expenses, partly offset by higher interest expense and lower other income.

Results By Segment

Cabinets

Net sales decreased by $9.3 million, or 1.6%, predominantly due to lower sales unit volume of make-to-order custom and semi-custom cabinetry products, lower sales in Canada and increased promotional costs. These factors were partly offset by price increases to help mitigate cumulative raw material cost increases, and higher sales unit volume of stock cabinetry products.

Operating income decreased by $3.6 million, or 12.5%, due to lower sales unit volume of make-to-order custom and semi-custom cabinetry products, raw material cost increases, salaries and benefits inflation and production inefficiencies associated with production transitioning. These factors were partly offset by the benefit from productivity improvements, lower restructuring and other charges, and higher sales unit volume of stock cabinetry products.

Plumbing

Net sales increased by $52.6 million, or 11.4% due to higher sales unit volume including growth in China, the absence in 2019 of unfavorable weather-related conditions affecting our U.S. market performance, and price increases to help mitigate tariffs and cumulative raw material cost increases.  These benefits were partially offset by higher rebates costs as well as unfavorable foreign exchange of approximately $5 million.

RESULTS OF OPERATIONS (Continued)

Operating income increased by $22.6 million, or 25.3%, due to higher sales and the benefit from productivity improvements. These benefits were partially offset by commodity cost inflation including the impact of higher tariffs, and unfavorable foreign exchange of approximately $3 million.

Doors & Security

Net sales increased by $34.9 million, or 10.9%, principally due to the benefit from the Fiberon acquisition ($42 million) and price increases to help mitigate tariffs and cumulative raw material cost increases.  These benefits were partially offset by lower sales unit volume.  Foreign exchange was unfavorable by approximately $1 million.

Operating income increased by $1.9 million, or 3.9%, due to higher sales including the benefit from the Fiberon acquisition, partly offset by commodity cost inflation and higher employee related costs.

Corporate

Corporate expenses are consistent with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s liquidity and financing needs, which are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2018 entitled “Item 1A. Risk Factors.” In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

At September 30, 2019, the Company had aggregate outstanding notes in the amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of September 30, 2019 and December 31, 2018:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 30, 2019	December 31, 2018
3.000% Senior Notes	$400.0	June 2015	June 2020	$399.5	$399.0
4.000% Senior Notes	500.0	June 2015	June 2025	495.7	495.0
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	595.8	595.0
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	692.5	—

The proceeds from the Notes issued in 2015 and the Notes issued in 2018 were used to pay down outstanding debt and for general corporate purposes.

In September 2019, the Company issued $700 million of unsecured senior notes (“2019 Senior Notes”) in a registered public offering. The 2019 Senior Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Senior Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility.

Credit Facilities

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as the previous revolving credit facility, except that the maturity date was extended to September 2024.  Interest rates under the 2019 Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Borrowings amounting to $165.0 million were rolled over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On September 30, 2019 and December 31, 2018, our outstanding borrowings under this facility were $165.0 million and $320.0 million, respectively. As of September 30, 2019, we were in compliance with all covenants under this facility.

In March 2018, the Company entered into a term loan (the “Term Loan”) and borrowings thereunder were used for general corporate purposes. The Term Loan was amended in August 2018 to increase the borrowings to $525 million and further amended in March 2019 to decrease the borrowings to $350 million and extend the maturity date to March 2020. In September 2019, the Company repaid in full the outstanding balance on the Term Loan with the proceeds from the 2019 Senior Notes.  At September 30, 2019 and December 31, 2018, amounts due under the Term Loan were zero and $525.0 million, respectively, which is included within Short term debt in the condensed consolidated balance sheets.

Cash and Seasonality

On September 30, 2019, we had cash and cash equivalents of $336.2 million, of which $277.8 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year.

Share Repurchases

In the first nine months of 2019, we repurchased 2.0 million shares of our outstanding common stock under the Company’s share repurchase programs for $100.0 million.  As of September 30, 2019, the Company’s total remaining share repurchase authorization under the remaining program was approximately $314 million.  The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In the first nine months of 2019, we paid dividends in the amount of $92.3 million to the Company’s shareholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

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

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2019 and 2018.

(In millions)	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$353.8	$343.7
Net cash used in investing activities	(78.1)	(568.4)
Net cash (used in) provided by in financing activities	(201.9)	307.4
Effect of foreign exchange rate changes on cash	(1.2)	(7.8)
Net increase in cash and cash equivalents	$72.6	$74.9

Net cash provided by operating activities was $353.8 million in the nine months ended September 30, 2019, compared to net cash provided by operating activities of $343.7 million in the nine months ended September 30, 2018. The increase in cash provided of $10.1 million was primarily due to increases in net income, increases in accrued taxes related to estimated tax payments and increases in other current liabilities, partially offset by higher working capital requirements.

Net cash used in investing activities was $78.1 million in the nine months ended September 30, 2019, compared to net cash used in investing activities of $568.4 million in the nine months ended September 30, 2018. The decrease in cash used of $490.3 million was primarily due to lower cost of acquisitions of $466.0 million and $24.1 million of lower capital spending.

Net cash used in financing activities was $201.9 million in the nine months ended September 30, 2019, compared to cash provided by financing activities of $307.4 million in the nine months ended September 30, 2018. The increase in cash used of $509.3 million was primarily due to lower net borrowings in 2019 compared to 2018 ($991.9 million decrease) and deferred acquisition payments during 2019 ($19.0 million), partly offset by lower share repurchases in 2019 compared to 2018 ($502.7 million decrease).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust.  As of December 31, 2018, the fair value of our total pension plan assets was $599.6 million, representing 79% of the accumulated benefit obligation liability.  During 2019, we have made pension contributions of $10 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine and three months ended September 30, 2019 and 2018.  We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws.  Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs.  We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

Three Months Ended September 30, 2019	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	—	$—	—	$363,740,089
August 1 – August 31	979,100	51.1	979,100	313,749,831
September 1 – September 30	—	—	—	313,749,831
Total	979,100	$51.1	979,100

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Item 6.	EXHIBITS

3(i)

Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012, Commission file number 1-35166.

3(ii)

Amended and Restated By-laws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011 incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011, Commission file number 1-35166.

4.1

Third Supplemental Indenture dated as of September 13, 2019, by and among Fortune Brands Home & Security, Inc., Wilmington Trust National Association, as Trustee and Citibank, N.A. as Securities Agent incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2019, Commission file number 1-35166.

4.2

Form of global certificate for the 3.250% Senior Notes due 2029 incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2019, Commission file number 1-35166.

10.1

Underwriting Agreement between Fortune Brands Home & Security, Inc., BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as representatives of several underwriters dated September 9, 2019 incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2019, Commission file number 1-35166.

10.2*

$1.25 Billion Second Amended and Restated Credit Agreement between Fortune Brands Home & Security, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent dated September 30, 2019.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: October 31, 2019	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)