Form 10-K
period 2019-12-31
Fortune Brands Home & Security, Inc.
filed 2020-02-26
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 1-35166

Fortune Brands Home & Security, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1411546
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

520 Lake Cook Road, Deerfield, IL 60015-5611

(Address of Principal Executive Offices)    (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBHS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒         No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐         No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒        No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 28, 2019 (the last day of the registrant’s most recent second quarter) was $7,953,512,286.  The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 7, 2020, was 139,971,698.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on April 28, 2020 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2020 Proxy Statement”) is incorporated by reference into Part III hereof.

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

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our product categories. With a foundation of market-leading brands across a diversified mix of channels, and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns, and driving increased shareholder value. We have three business segments: Cabinets, Plumbing, and Doors & Security.  We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We believe the Company’s impressive track record reflects the long-term attractiveness and potential of our categories and our leading brands. Despite increased pressures driven in part by tariffs, higher commodity costs and higher interest rates, our performance demonstrates the strength of our operating model and our ability to generate profitable growth as sales volume increases and we leverage our structural competitive advantages to gain share in our categories.

Our Strategy

Build on leading business and brand positions in attractive growth and return categories. We believe that we have leading market positions and brands in many of our product categories in the Unites States. In Cabinets, we continued our targeted initiatives throughout 2019 to grow in the value priced segments of the market. Moen continued to grow its brand presence in our targeted ”entry-level” demographics including millennial home buyers. During 2019 and since acquiring Fiberon (our composite decking and railing business) in 2018, we significantly expanded our distribution partnerships for the brand in the Midwest and Western regions of the U.S., including a major new distribution partnership with Orepac. We also strive to leverage our brands by expanding into adjacent product categories and continue to develop new programs by working closely with our partners and customers.

Continue to develop innovative products for customers, designers, installers and consumers. Sustained investments in consumer-driven product innovation and customer service, along with our low-cost structures, have contributed to our success in the marketplace and creating consumer demand. In 2019, our Global Plumbing Group continued to develop products with our partners in the “whole home” and “smart home” water space including the Flo by Moen Smart Water Shut Off, which was launched in 2019 and the Flo by Moen Smart Water Detector and U by Moen Smart Faucet, which were launched in early 2020. Moen also worked with partners in 2019 to develop new technologies and designs. In 2019, MasterBrand Cabinets, which provides a wide range of cabinets for the home, focused on the shift in the marketplace toward stock cabinetry and introduced Mantra, a new value-priced cabinet line. MasterBrand Cabinets continued to develop innovative new cabinet door designs, lighting systems, color palettes and features in a range of styles that allow consumers to create a custom kitchen look at an affordable price and introduced new, exclusive laminate door and finish options across multiple price segments. We continue to provide channel support with responsive websites featuring our cabinet brands that drives consumers to our partner dealers. The Therma-Tru portfolio of on-trend door and glass collections continued to evolve to meet current and emerging architectural design trends including additional decorative, privacy and textured glass designs and door surrounds. In 2019, Fiberon expanded its offering of premium PVC decking products and also brought new products to its railing category.  Master Lock continued to be an innovation leader in security and safety products and services, driven by consumer and end user focused insights with continued emphasis on electronic enabled solutions for enhanced capability and convenience. SentrySafe continued to provide a full portfolio of quality security, fire and water resistant safes to help consumers and small business owners protect documents and valuables.

Expand in international markets. We expect to have opportunities to expand sales by further penetrating international markets, which represented approximately 16% of net sales in 2019. We continue to develop our relationship with dealers and distributors and their Moen-branded stores throughout China. In our Cabinets segment, WoodCrafters sold and launched a variety of cabinetry products in Mexico.

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

Enhance returns and deploy our cash flow to high-return opportunities. We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and return cash to stockholders through a combination of dividends and repurchases of shares of our common stock. In 2019, we repurchased approximately 2 million shares of our outstanding common stock under the Company’s share repurchase program for $100 million and returned $123 million to stockholders through dividends.

Invest in our employees and community and conduct business responsibly. We believe that holding our team, our suppliers and the products that we deliver to a high set of standards strengthens our company and builds a foundation for lasting success and shareholder value creation. Our emphasis on our employee’s safety has resulted in fewer recordable incidents and lower lost time rates.

Our Competitive Strengths

We believe our competitive strengths include the following:

Leading brands. We have leading brands in many of our product categories. We believe that established brands are meaningful to both consumers and trade customers in their respective categories and that we have the opportunity to, among other things, gain share in the marketplace and continue to expand many of our brands into adjacent product categories and international markets.

Strategic focus on attractive consumer-facing categories. We believe we operate in categories that, while very competitive, are among the more attractive categories in the home products and security products markets. Some of the key characteristics that make these categories attractive in our view include the following:

•	product quality, innovation, fashion, finish, durability and functionality, which are key determinants of product selection in addition to price;
•	established brands, which are meaningful to both consumers and trade customers;
•	the opportunity to add value to a complex consumer purchasing decision with excellent service propositions, reliability of products, ease of installation and superior delivery lead times;
•

the value our products add to a home, particularly with kitchen and bath remodeling and additions, the curb appeal offered by stylish entry door systems and the expanding outdoor living market offered through our decking products;

•	favorable long-term trends in household formations that benefit the outlook for our markets over time;
•	the relatively stable demand for plumbing and security products; and
•	the opportunity to expand into adjacent categories.

Operational excellence. In 2019, we invested approximately $58 million to support long-term growth potential and new products both in the U.S. and international markets.  In addition, our supply chains and low cost manufacturing structures allow us to adapt to challenging market conditions, including the impact of tariffs. We believe that margin improvement will continue to be driven predominantly by organic volume growth that can be readily accommodated by current production capacity.

Commitment to innovation. We have a long track record of successful product and process innovations that introduce valued new products and services to our customers and consumers.  We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix. We sell in a variety of product categories and sales channels in the U.S. home and security products markets. In addition, our exposure to changing levels of U.S. residential new home construction activity is balanced with repair-and-remodel activity, which comprised a substantial majority of the overall U.S. home products market and about two-thirds of our U.S. home products sales in 2019. We also benefit from a stable market for plumbing and security products and international sales growth opportunities.

Diverse sales channels. We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers and other retail outlets. We are able to leverage these existing sales channels to expand into adjacent product categories. In 2019, sales to our top ten customers represented less than half of total sales.

Decentralized business model. Our business segments are focused on distinct product categories and are responsible for their own performance. This structure enables each of our segments to independently best position itself within each category in which it competes, while gaining the benefit of cross-company synergies. This structure also reinforces strong accountability for operational and financial performance. Each of our segments focuses on its unique set of consumers, customers, competitors and suppliers, while also sharing best practices.

Strong capital structure. We exited 2019 with a strong balance sheet.  As of December 31, 2019, we had $387.9 million of cash and cash equivalents and total debt was $2,184.3 million, resulting in a net debt position of $1,796.4 million. In addition, we had $1,250.0 million available under our credit facility as of December 31, 2019.

Business Segments

We have three business segments:  Cabinets, Plumbing and Doors & Security.  The following table shows net sales for each of these segments and key brands within each segment:

Segment	2019 Net Sales (in millions)	Percentage of Total 2019 Net Sales	Key Brands
Cabinets	$2,388.5	41.4%	Diamond, Aristokraft, Mid-Continent, Kitchen Craft, Homecrest, Omega, StarMark, Ultracraft, Kemper, Schrock, Decora, Mantra
Plumbing	2,027.2	35.2%	Moen, Riobel, ROHL, Victoria +Albert, Perrin & Rowe, Shaws
Doors & Security	1,348.9	23.4%	Therma-Tru, Master Lock, Fiberon, SentrySafe, Fypon, American Lock
Total	$5,764.6	100.0%

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 16% of 2019 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 14% of the Company’s net sales in 2019. Sales to all U.S. home centers in the aggregate were approximately 29% of net sales in 2019.

Cabinets. Our Cabinets segment manufactures high quality stock, semi-custom and custom cabinetry, as well as vanities, for the kitchen, bath and other parts of the home through a regional supply chain footprint to deliver high quality cabinets and service to our customers. This segment sells a portfolio of brands that enables our customers to differentiate themselves against competitors. This portfolio includes brand names such as, Diamond, Aristokraft, Mid-Continent, Kitchen Craft, Homecrest, Omega, StarMark, Ultracraft, Kemper, Schrock, Decora and Mantra. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 36% of net sales of the Cabinets segment in 2019. This segment’s competitors include ACPI (formerly Masco Cabinetry) and American Woodmark, as well as a large number of overseas, regional and local suppliers.

Plumbing. Our Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, Riobel, ROHL, Victoria+Albert, Perrin & Rowe and Shaws brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Mexico, Southeast Asia, Europe and South America. Approximately 30% of 2019 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 23% of net sales of the Plumbing segment in 2019. This segment’s chief competitors include Masco, Kohler, Spectrum Brands, LIXIL Group, InSinkErator (owned by Emerson Electronic Company) and imported private-label brands.

Doors & Security. Our Doors & Security segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand name, composite decking and railing under the Fiberon brand name, and urethane millwork under the Fypon brand name.  It also manufactures, sources and distributes locks, safety and security devices, and electronic security products under the Master Lock and American Lock brands and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand.  This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 13% of 2019 net sales were to international markets.  This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets.  In addition, it sells lock systems and fire resistant safes to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 23% of net sales of the Doors & Security segment in 2019. Therma-Tru, Fiberon and Fypon brands compete with Masonite, JELD-WEN, Trex, Azek, Plastpro, Pella and various regional and local suppliers.  The Master Lock brand competes with Abus, W.H. Brady, Hampton, Spectrum Brands, Allegion, Assa Abloy and various imports.  The SentrySafe brand competes with Magnum, Fortress, Interlocks and Stack-On.

Annual net sales for each of the last three fiscal years for each of our business segments were as follows:

(In millions)	2019	2018	2017
Cabinets	$2,388.5	$2,418.6	$2,467.1
Plumbing	2,027.2	1,883.3	1,720.8
Doors & Security	1,348.9	1,183.2	1,095.4
Total	$5,764.6	$5,485.1	$5,283.3

For additional financial information for each of our business segments, refer to Note 20, “Information on Business Segments,” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Other Information

Raw materials. The table below indicates the principal raw materials used by each of our segments. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products.

Segment	Raw Materials
Cabinets	Hardwoods (maple, cherry and oak), plywood and particleboard
Plumbing	Brass, zinc, resins, stainless steel and aluminum
Doors & Security	Wood, resins, steel, glass, aluminum, plastics and insulating foam

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

Employees. As of December 31, 2019, we had approximately 24,700 full-time employees. Approximately 3,200 of these employees are covered by collective bargaining agreements. Employee relations are generally good.

Seasonality. All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair-and-remodel activity and security buying are at their lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2019, ten such instances have not been dismissed, settled or otherwise resolved.  In 2019, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2019 and 2018, we had accruals of $0.2 and $0.6 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

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

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Canada, China, Europe and Mexico. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including viral pandemics), terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by international trade regulations, including duties, tariffs and antidumping penalties.  Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political, economic or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from China where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations and policies pertaining to trade agreements, health and safety (including protection of employees as well as consumers), taxes and environmental concerns continue to emerge domestically, as well as internationally. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods.  It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to alter our manufacturing and installation processes and our sourcing. Such actions could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition.

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

We have many patents, trademarks, brand names and trade names that, in the aggregate, are important to our business. Unauthorized use of these intellectual property rights may not only erode sales of our products, but may also cause significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our brands and trademark rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third party intellectual property rights will ensure the Company’s ability to manufacture, distribute, market or sell in any given country or territory. Furthermore, others may assert intellectual property infringement claims against us or our customers.

Our businesses rely on the performance of wholesale distributors, dealers and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels and customers.

We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations, cash flows and financial condition. The consolidation of distributors or the financial instability or default of a distributor or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors, representatives or retailers may also market other products that compete with our products. The loss or termination of one or more of our major distributors, representatives or retailers, the failure of one or more of our distributors, representatives or retailers to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers could adversely effect our ability to bring products to market.

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

Impairment charges could have a material adverse effect on the Company’s financial results.

Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings.  During the years ended December 31, 2019 and 2018, we recorded non-cash impairment charges related to indefinite lived intangibles of $41.5 million and $62.6 million, respectively. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the Company’s impairment charges in 2019 and 2018, there is minimal difference between the estimated fair values and the carrying values of some our indefinite-lived intangible assets, increasing the possibility of future impairment charges.

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

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital currently in place permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: our financial performance, our credit ratings, reference rate reform, the liquidity of the overall capital markets and the state of the economy, including the U.S. housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us. In addition, a prolonged global economic downturn may also adversely impact our access to long-term capital markets, result in increased interest rates on our corporate debt, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially adversely impact our ability to pay dividends, fund acquisitions and repurchase shares in the future.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive office is located in Deerfield, Illinois. We operate 29 U.S. manufacturing facilities in 16 states and have 21 manufacturing facilities in international locations (8 in Mexico, 3 in Asia, 4 in Europe, 4 in Africa, and 2 in Canada).  In addition, we have 51 distribution centers and warehouses worldwide, of which 40 are leased.  The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Cabinets	21	3	24	3	15	18
Plumbing	7	6	13	7	15	22
Doors & Security	11	2	13	1	10	11
Totals	39	11	50	11	40	51

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

Item 4.    Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers.

Our current executive officers are as follows:

Name	Age	Position
Christopher J. Klein	56	Executive Chairman of the Board
Nicholas I. Fink	45	Chief Executive Officer
Patrick D. Hallinan	52	Senior Vice President and Chief Financial Officer
Cheri M. Phyfer	48	President, Plumbing
Brett E. Finley	49	President, Doors & Security
R. David Banyard, Jr.	51	President, Cabinets
John D. Lee	47	Senior Vice President, Global Growth and Development
Robert K. Biggart	65	Senior Vice President, General Counsel and Secretary
Sheri R. Grissom	55	Senior Vice President, Chief Human Resources Officer
Brian C. Lantz	57	Senior Vice President, Communications & Corporate Administration
Marty Thomas	61	Senior Vice President, Operations & Supply Chain Strategy
Dan Luburic	48	Vice President and Corporate Controller

Christopher J. Klein has served as Executive Chairman of the Board of Directors since January 2020. From January 2010 through January 2020, Mr. Klein served as Chief Executive Officer of Fortune Brands.

Nicholas I. Fink has served as Chief Executive Officer since January 2020. From March 2019 to January 2020, Mr. Fink served as President and Chief Operating Officer of Fortune Brands. From July 2016 to March 2019, Mr. Fink served as President of the Company’s Plumbing business. From June 2015 to July 2016, Mr. Fink served as Senior Vice President of Global Growth and Development of Fortune Brands. Prior to that Mr. Fink served as President, Asia Pacific and South America of Beam Suntory, Inc., a global spirits company.

Patrick D. Hallinan has served as Senior Vice President and Chief Financial Officer of Fortune Brands since July 2017. From January 2017 to July 2017, Mr. Hallinan served as Senior Vice President of Finance of Fortune Brands. Mr. Hallinan served as chief financial officer of Moen Incorporated, a subsidiary of Fortune Brands, from November 2013 to January 2017.

Cheri M. Phyfer has served as President of the Plumbing segment since March 2019. Ms. Phyfer served as President of Moen’s U.S. business from 2018 to March 2019. Prior to that, Ms. Phyfer held various positions at the Sherwin-Williams Company, a manufacturer of paint, coatings, and related products, including President of the Consumer Brands Group (2017) and President & General Manager – Diversified Brands from 2013 to 2017.

Brett E. Finley has served as President of the Doors & Security segment since July 2018.  From February 2016 to July 2018, Mr. Finley served as the President of Fortune Brands Doors, Inc. From February 2008 to February 2016, Mr. Finley held various leadership positions at IDEX Corporation, a global manufacturer of fluidics systems and specialty engineered products, including Senior Vice President, Group Executive, Fluid & Metering Technologies Segment and President - IDEX-Asia.

R. David Banyard, Jr. has served as President of the Cabinets segment since November 2019. Mr. Banyard served as President and Chief Executive Officer of Myer Industries, an international manufacturer of packaging, storage, and safety products and specialty molding, from December 2015 to October 2019. Prior to that, Mr. Banyard was the Group President of Fluid Handling Technologies at Roper Industries from 2010 to 2015.

John D. Lee has served as Senior Vice President of Global Growth and Development of Fortune Brands since January 2020.  Mr. Lee served as Senior Vice President of Global Growth and Development of the Plumbing segment from July 2016 to January 2020.  Prior to that he served as Vice President and Head of Strategy, Americas of Beam Suntory, Inc. from January 2015 to July 2016.

Robert K. Biggart has served as Senior Vice President, General Counsel and Secretary of Fortune Brands since December 2013.

Sheri R. Grissom has served as Senior Vice President, Chief Human Resources Officer since January 2020 and as Senior Vice President - Human Resources of Fortune Brands since February 2015. Prior to that, Ms. Grissom served as Executive Vice President - Global Human Resources of Actuant Corporation, a diversified industrial company.

Brian C. Lantz has served as Senior Vice President, Communications & Corporate Administration since January 2017.  Mr. Lantz served as Vice President of Investor Relations and Corporate Communications from July 2013 to December 2016. Mr. Lantz joined Fortune Brands in June 2011 as Vice President of Investor Relations.

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

In December 2019, our Board of Directors increased the quarterly cash dividend by 9% to $0.24 per share of our common stock.  Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis.  There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On February 7, 2020, there were 9,216 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2019:

Three Months Ended December 31, 2019	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	—	$—	—	$313,749,831
November 1 – November 30	—	—	—	313,749,831
December 1 – December 31	—	—	—	313,749,831
Total	—	$—	—

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Stock Performance

The above graph compares the relative performance of our common stock, the S&P 500 Index and a Peer Group Index. This graph covers the period from December 31, 2014 through December 31, 2019. This graph assumes $100 was invested in the stock or the index on December 31, 2014 and also assumes the reinvestment of dividends.  The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Peer Group Index. The 2019 peer group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

American Woodmark Corporation, Armstrong World Industries, Inc., Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Masonite International Corporation, Mohawk Industries, Inc., Newell Brands Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc. and Fastenal Company.  USG Corporation was removed from the 2019 peer group as it was acquired by Gebr. Knauf KG during 2019 and its shares are no longer publicly traded.  American Woodmark Corporation and Masonite International Corporation were added to the 2019 peer group as they correspond to our core businesses.

Calculation of Peer Group Index

The weighted-average total return of the entire peer group, for the period of December 31, 2014 through December 31, 2019, is calculated in the following manner:

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

Item 6.    Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,
(In millions, except per share amounts)	2019	2018	2017	2016	2015
Income statement data(a)(e)
Net sales	$5,764.6	$5,485.1	$5,283.3	$4,984.9	$4,579.4
Cost of products sold	3,712.2	3,525.7	3,358.3	3,188.8	3,001.1
Selling, general and administrative expenses	1,256.3	1,241.4	1,196.9	1,135.5	1,059.8
Amortization of intangible assets	41.4	36.1	31.7	28.1	21.6
Loss on sale of product line (see Note 4)	—	—	2.4	—	—
Asset impairment charges	41.5	62.6	3.2	—	—
Restructuring charges	14.7	24.1	8.3	13.9	16.6
Operating income	698.5	595.2	682.5	618.6	480.3
Income from continuing operations, net of tax(b)(c)	431.3	390.0	475.3	412.4	306.5
Basic earnings per share – continuing operations	3.09	2.69	3.10	2.67	1.92
Diluted earnings per share – continuing operations	3.06	2.66	3.05	2.61	1.88
Other data(a)(e)
Depreciation and amortization	$152.7	$149.6	$130.3	$122.7	$115.1
Cash flow provided by operating activities	637.2	604.0	600.3	650.5	429.2
Capital expenditures	(131.8)	(150.1)	(165.0)	(149.3)	(128.5)
Proceeds from the disposition of assets	4.2	6.1	0.4	3.9	2.5
Dividends declared per common share	0.90	0.82	0.74	0.66	0.58
Balance sheet data(e)
Total assets(c)(d)	$6,291.3	$5,964.6	$5,511.4	$5,128.5	$4,875.7
Total third party debt(c)	2,184.3	2,334.0	1,507.6	1,431.1	1,168.7
Total invested capital	4,612.0	4,513.9	4,108.7	3,794.1	3,623.3

(a)

Income statement data excludes discontinued operations.  Other data is derived from the Statement of Cash Flows and therefore includes discontinued operations.  For additional information, refer to Note 20, “Information on Business Segments.”

(b)	The Company’s defined benefit expense included recognition of pre-tax actuarial gains (losses) in each of the last five years as follows:

	2019	2018	2017	2016	2015
Pre-tax actuarial (losses) gains	$(34.1)	$(3.8)	$0.5	$(1.9)	$(8.6)
Portion in other (expense) income	(34.1)	(3.8)	0.5	(1.9)	(2.5)
Portion in discontinued operations	—	—	—	—	(6.1)

(c)

Includes an estimated net tax benefit of $25.7 million in 2017 resulting from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”).  During 2018, the Company completed its SAB 118 analysis with respect to income tax effects of the Tax Act.  As a result, the Company recorded a tax expense in the amount of $5.5 million in 2018.

(d)

Includes operating lease right-of-use assets of $165.6 million as of 2019 resulting from the adoption of ASU 2016-02 “Leases.”  Prior periods were not retrospectively adjusted to reflect the impact of this standard.

(e)	Fiberon’s results of operations are included in the income statement data and other data from September 2018 (date of acquisition) and included in the balance sheet data beginning as of 2018.

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

•

Overview: This section provides a general description of our business, and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.
•

Results of Operations: This section provides an analysis of our results of operations for the two years ended December 31, 2019 and 2018. For a discussion of our 2017 results, please refer to Item 7. “Management’s Discussion and Analysis” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 25, 2019.

•

Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for each of the two years ended December 31, 2019 and 2018. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2019, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

•

Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories: kitchen and bath cabinetry, plumbing and accessories, entry door systems, security products and outdoor performance materials used in decking and railing products.

For the year ended December 31, 2019, net sales based on country of destination were:

(In millions)
United States	$4,823.9	84%
Canada	401.0	7
China	355.4	6
Other international	184.3	3
Total	$5,764.6	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, lean and flexible supply chains, a decentralized business model and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value.  We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands.  As consumer demand and the housing market continue to grow, we expect the benefits of operating leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us to continue to achieve profitable organic growth.

We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and return cash to stockholders through a combination of dividends and repurchases of shares of our common stock under our share repurchase program as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our home products consists of spending on both new home construction and repair and remodel activities within existing homes, with the substantial majority of the markets we serve consisting of repair and remodel spending.  Continued growth in the U.S. market for our home products will largely depend on consumer confidence, employment, wage growth, home prices, stable mortgage rates and credit availability.

We may be impacted by fluctuations in raw materials, tariffs, transportation costs, foreign exchange rates and promotional activity among our competitors.  We strive to offset the potential unfavorable impact of these items with productivity improvements and price increases.

During the two years ended December 31, 2019, our net sales grew at a compounded annual rate of 4.5% as we benefited from a growing U.S. home products market, acquisitions, and growth in international markets.  Operating income grew at a compounded annual rate of 1.2% with consolidated operating margins between 11% and 13% from 2017 to 2019. Growth in operating income was primarily due to higher sales volume, changes to our portfolio of businesses, control over our operating expenses and the benefits of productivity programs.

During 2019, the U.S. home products market grew due to increases in repair and remodel and new home construction activity.  We believe spending for home repair and remodeling increased approximately 3% to 4% and new housing construction experienced approximately 2% growth in 2019 compared to 2018.  In 2019, net sales grew 5.1% due to price increases to help mitigate cumulative raw material cost increases, including the impact of higher tariffs, the benefit from the 2018 Fiberon acquisition in our Doors & Security segment ($139 million), and higher sales volume, including growth in China.  These benefits were partially offset by lower sales unit volume of make-to-order custom and semi-custom cabinetry products, unfavorable promotion and rebate costs, and unfavorable foreign exchange of $29 million.  In 2019, operating income increased 17.4% over 2018 due to higher net sales, productivity improvements, and lower restructuring and asset impairment charges. These benefits were partially offset by higher commodity costs, including the impact of higher tariffs, unfavorable mix and higher employee related costs.

In September 2019, we issued $700 million of unsecured senior notes (“2019 Notes”) in a registered public offering. The 2019 Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility.

During the fourth quarter of 2018, our Plumbing segment entered into strategic partnerships with several companies who incorporate technology into plumbing-related products, and at the same time acquired non-controlling equity interests in two of our partners. This includes an investment in Flo Technologies, Inc.

In September 2018, we issued $600 million of unsecured senior notes (“2018 Notes”) in a registered public offering. The 2018 Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the 2018 Notes offering to pay down our revolving credit facility.

In September 2018, we acquired 100% of the membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking and railing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provides category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities.  Fiberon’s results of operations are included in the Doors & Security segment from the date of acquisition.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31.  Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December.

In September 2018, we acquired Fiberon. The financial results of Fiberon were included in the Company’s consolidated statements of income and statements of cash flow beginning in September 2018 and the consolidated balance sheet as of December 31, 2018. The results of operations are included in the Doors & Security segment.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2019 compared to the year ended December 31, 2018. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2019 and 2018

(In millions)	2019	% change	2018
Net Sales:
Cabinets	$2,388.5	(1.2)%	$2,418.6
Plumbing	2,027.2	7.6	1,883.3
Doors & Security	1,348.9	14.0	1,183.2
Total Fortune Brands	$5,764.6	5.1%	$5,485.1
Operating Income:
Cabinets	$178.3	24.3%	$143.5
Plumbing	427.6	13.9	375.3
Doors & Security	172.3	10.7	155.6
Corporate	(79.7)	(0.6)	(79.2)
Total Fortune Brands	$698.5	17.4%	$595.2

Certain items had a significant impact on our results in 2019 and 2018. These included the acquisition of Fiberon, restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2019, financial results included:

•

asset impairment charges of $41.5 related to impairment of two indefinite-lived tradenames within our Cabinets segment, which were primarily the result of a continuing shift in consumer demand from custom and semi-custom cabinetry products to value-priced cabinetry products, which led to reductions in future growth rates related to these tradenames,

•	actuarial losses within our defined benefit plans of $34.7 million primarily related to decreases in discount rates and differences between expected and actual returns on plan assets,
•

restructuring and other charges of $22.2 million before tax ($16.8 million after tax), primarily related to severance costs within all of our segments and costs associated with closing facilities within our Plumbing and Doors & Security segments,

•	the benefit of the Fiberon acquisition in our Doors & Security segment and
•

the impact of foreign exchange primarily due to movement in the Canadian Dollar, British Pound, Mexican Peso and Chinese Yuan, which had an unfavorable impact compared to 2018, of approximately $29 million on net sales, approximately $10 million on operating income and approximately $8 million on net income.

In 2018, financial results included:

•	the addition of the Fiberon acquisition in our Doors & Security segment,
•

asset impairment charges of $62.6 related to impairment of two indefinite-lived tradenames within our Cabinets segment, which were primarily the result of changes in the mix of revenue across our tradenames finalized during our annual planning process conducted during the fourth quarter, as well as restructuring actions announced during the third quarter,

•

restructuring and other charges of $35.4 million before tax ($26.9 million after tax), primarily related to costs associated with our initiatives to consolidate our manufacturing footprint and product lines in our Cabinets segment and severance costs within all of our segments,

•

the impact of foreign exchange primarily due to movement in the Canadian Dollar, British Pound, Mexican Peso and Chinese Yuan, which had a favorable impact compared to 2017, of approximately $9 million on net sales, approximately $6 million on operating income and approximately $6 million on net income,

•

the favorable impact of changes from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) for product groups in which metals comprise a significant portion of inventory cost, which resulted in income of approximately $7.3 million before tax ($5.5 million after tax) and

•

during 2018, the Company completed its SAB 118 analysis with respect to income tax effects resulting from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”).  As a result, the Company recorded a tax expense in the amount of $5.5 million in 2018.

Total Fortune Brands

Net sales

Net sales increased by $279.5 million, or 5.1%, due to price increases to help mitigate cumulative raw material cost increases, including the impact of higher tariffs, the full year benefit from the 2018 Fiberon acquisition in our Doors & Security segment ($139 million), and higher sales volume, including growth in China.  These benefits were partially offset by lower sales unit volume of make-to-order custom and semi-custom cabinetry products, unfavorable promotion and rebate costs, and unfavorable foreign exchange of $29 million.

Cost of products sold

Cost of products sold increased by $186.5 million, or 5.3%, due to the higher net sales and increased commodity costs including the impact of higher tariffs, partially offset by the benefit from productivity improvements and lower amortization of acquisition-related inventory fair value adjustments in our Plumbing and Doors & Security segments ($8.6 million).

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $14.9 million, or 1.2%, due to higher employee related costs and transportation costs, as well as the impact of expenses associated with the 2018 Fiberon acquisition in our Doors & Security segment.

Amortization of intangible assets

Amortization of intangible assets increased by $5.3 million due to the 2018 Fiberon acquisition in our Doors & Security segment.

Asset impairment charges

Asset impairment charges of $41.5 million and $62.6 million in 2019 and 2018, respectively related to three indefinite-lived tradenames within our Cabinets segment.

Restructuring charges

Restructuring charges of $14.7 million in 2019 primarily related to severance costs and costs associated with closing facilities across all of our segments. Restructuring charges of $24.1 million in 2018 primarily related to our initiatives to consolidate and rationalize our manufacturing footprint and discontinue certain product lines in our Cabinets segment and severance costs within all our segments.

Operating income

Operating income increased by $103.3 million, or 17.4%, primarily due to higher net sales, productivity improvements, and lower restructuring and asset impairment charges. These benefits were partially offset by higher commodity costs, including the impact of higher tariffs, unfavorable mix and higher employee related costs.

Interest expense

Interest expense increased by $19.7 million to $94.2 million, due to higher average borrowings and higher average interest rates.

Other expense (income), net

Other expense (income), net, was expense of $29.0 million in 2019, compared to income of $16.3 million in 2018. The increase of $45.3 million of expense is primarily due to higher actuarial losses within our defined benefit plans in 2019 ($30.3 million increase), the absence of the hedge gains associated with our September 2018 debt issuance and unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for 2019 and 2018 were 25.0% and 27.4%, respectively.  The 2019 effective income tax rate was favorably impacted by a tax benefit related to share-based compensation ($3.7 million), and unfavorably impacted by a valuation allowance increase ($3.4 million), state and local taxes ($18.0 million), unfavorable tax rates in foreign jurisdictions ($1.4 million), and increases in uncertain tax positions ($7.5 million).

The 2018 effective income tax rate was favorably impacted by a tax benefit related to share-based compensation ($2.1 million) and unfavorably impacted by a valuation allowance increase ($3.0 million), an adjustment to the provisional net benefit recorded in 2017 under the Tax Act ($5.5 million), state and local taxes ($13.7 million), unfavorable tax rates in foreign jurisdictions ($3.5 million), and increases in uncertain tax positions ($4.1 million).

Net income from continuing operations

Net income from continuing operations was $431.3 million in 2019 compared to $390.0 million in 2018.  The increase of $41.3 million was due to higher operating income and lower income tax expenses, partly offset by higher other expense and interest expense.

Results By Segment

Cabinets

Net sales decreased by $30.1 million, or 1.2%, predominantly due to lower sales unit volume of make-to-order custom and semi-custom cabinetry products, lower sales in Canada and increased promotional costs.  Foreign exchange was unfavorable by approximately $3 million. These factors were partly offset by benefits from price increases to help mitigate cumulative raw material cost increases and higher sales unit volume of stock cabinetry products.

Operating income increased by $34.8 million, or 24.3%, due to price increases to help mitigate cumulative raw material cost increases, the benefit from productivity improvements, lower asset impairment charges, lower restructuring and other charges and higher sales unit volume of stock cabinetry products.  These benefits were partly offset by higher employee related costs, lower sales unit volume of make-to-order custom and semi-custom cabinetry products, and commodity cost inflation.

Plumbing

Net sales increased by $143.9 million, or 7.6%, due to higher sales volume, including growth in China, and price increases to help mitigate tariffs.  These benefits were partially offset by lower sales volume in Canada, Mexico and luxury-branded products and higher rebate costs as well as unfavorable foreign exchange of approximately $22 million.

Operating income increased by $52.3 million, or 13.9%, due to higher net sales, the benefit from productivity improvements and the absence in 2019 of the amortization of the acquisition-related inventory fair value adjustment ($5.5 million of expense in 2018) related to our Victoria+Albert acquisition. These benefits were partially offset by the impact of higher tariffs, unfavorable mix and higher rebate costs.  Foreign exchange was unfavorable by approximately $11 million.

Doors & Security

Net sales increased by $165.7 million, or 14.0%, due to the full year benefit from the 2018 Fiberon acquisition ($139 million), price increases to help mitigate tariffs and cumulative raw material cost increases and new customers in decking products.  These benefits were partially offset by lower sales unit volume of doors products due to inventory rebalancing in the retail distribution channel.  Foreign exchange was unfavorable by approximately $4 million.

Operating income increased by $16.7 million, or 10.7%, due to higher net sales including the full year benefit from the 2018 Fiberon acquisition and lower amortization of the acquisition-related inventory fair value adjustment related to Fiberon ($3.0 million decrease in 2019). These factors were partially offset by commodity cost inflation, an inventory valuation accounting change benefit in 2018 of $12.8 million, unfavorable product mix and an expense due to a fair value adjustment associated with an idle manufacturing facility ($1.7 million in 2019).

Corporate

Corporate expenses increased by $0.5 million, or 0.6%, due to higher employee related costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s liquidity and financing needs, which are working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Item 1A. Risk Factors.” In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Unsecured Senior Notes

At December 31, 2019, the Company had aggregate outstanding notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 31, 2019 and December 31, 2018:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2019	December 31, 2018
3.000% Senior Notes	$400.0	June 2015	June 2020	$399.7	$399.0
4.000% Senior Notes	500.0	June 2015	June 2025	495.8	495.0
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	596.1	595.0
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	692.7	—
Total Senior Notes	$2,200.0			$2,184.3	$1,489.0

In September 2019, we issued $700 million of unsecured senior notes (“2019 Notes”) in a registered public offering. The 2019 Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility.

In September 2018, we issued $600 million of unsecured senior notes (“2018 Notes”) in a registered public offering. The 2018 Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the 2018 Notes offering to pay down our revolving credit facility.

As of December 31, 2019, Notes payments due during the next five years are $400 million in 2020, zero in 2021 through 2022 and $600 million in 2023 through 2024. The Company intends to repay or refinance the 3.000% Senior Notes on or before the June 2020 maturity date.

Credit Facilities

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as the previous revolving credit facility, except that the maturity date was extended to September 2024.  Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Borrowings amounting to $165.0 million were rolled over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. The amendment also includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the amendment includes a covenant under which the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On December 31, 2019 and December 31, 2018, our outstanding borrowings under this credit facility were zero and $320.0 million, respectively. As of December 31, 2019, we were in compliance with all covenants under this credit facility.

In September 2019, the Company used the proceeds from the 2019 Notes to repay the full outstanding balance on the Term Loan entered into in March 2018 and subsequently amended in August 2018 and March 2019 (the “Term Loan”).  Following the March 2019 amendment, the Term Loan provided for borrowings of $350 million and was scheduled to mature in March 2020. At December 31, 2019 and December 31, 2018, amounts due under the Term Loan were zero and $525.0 million, respectively, which is included within Short-term debt in the consolidated balance sheets.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate as of December 31, 2019 and $23.5 million in aggregate as of December 31, 2018, of which zero was outstanding as of December 31, 2019 and 2018.  The weighted-average interest rates on these borrowings were zero in 2019 and 2018.

The components of external long-term debt were as follows:

(In millions)	2019	2018
Notes	$2,184.3	$1,489.0
$1,250 million revolving credit agreement due September 2024	—	320.0
Term Loan (due March 2020)	—	525.0
Total debt	2,184.3	2,334.0
Less: current portion	399.7	525.0
Total long-term debt	$1,784.6	$1,809.0

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2019.

Cash and Seasonality

In 2019, we invested approximately $58 million in incremental capacity to support long-term growth potential and new products. We expect capital spending in 2020 to be in the range of $160 to $175 million. On December 31, 2019, we had cash and cash equivalents of $387.9 million, of which $341.1 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year.

Share Repurchases

In 2019, we repurchased 2.0 million shares of our outstanding common stock under the Company’s share repurchase program for $100.0 million.  As of December 31, 2019, the Company’s total remaining share repurchase authorization under the remaining program was approximately $314 million.  The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In 2019, we paid dividends in the amount of $123.0 million to the Company’s shareholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value. In September 2018, we acquired 100% of the membership interests of Fiberon, a leading U.S. manufacturer of outdoor performance materials used in decking and railing products, for a total purchase price of approximately $470 million, subject to certain post-closing adjustments. The acquisition of Fiberon provided category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities.  The results of operations are included in the Doors & Security segment from the date of acquisition.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2019 and 2018.

(In millions)	2019	2018
Net cash provided by operating activities	$637.2	$604.0
Net cash used in investing activities	(127.6)	(634.3)
Net cash used in financing activities	(389.7)	(6.8)
Effect of foreign exchange rate changes on cash	4.3	(15.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$124.2	$(52.3)

Net cash provided by operating activities was $637.2 million in 2019 compared to $604.0 million in 2018. The $33.2 million increase in cash provided from 2018 to 2019 was primarily due to increases in net income and lower increases in inventories, partially offset by increases in accounts receivable balances and decreases in accrued taxes.

Net cash used in investing activities was $127.6 million in 2019 compared to $634.3 million in 2018. The decrease in cash used of $506.7 million from 2018 to 2019 was primarily due to a $465.6 million decrease in cost of acquisitions.

Net cash used by financing activities was $389.7 million in 2019 compared to $6.8 million in 2018. The increase in net cash used of $382.9 million from 2018 to 2019 was primarily due to net repayments of debt in 2019 compared to net borrowings in 2018 ($976.9 million increase), partly offset by lower share repurchases in 2019 compared to 2018 ($594.6 million decrease).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2019 and 2018, we contributed $10.0 million and $10.0 million, respectively, to our qualified pension plans. In 2020, we expect to make pension contributions of approximately $23.0 million.  As of December 31, 2019, the fair value of our total pension plan assets was $677.2 million, representing funding of 77% of the accumulated benefit obligation liability.  For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom, France, Australia and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes other obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2019.

(In millions)	Payments Due by Period as of December 31, 2019
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term and long-term debt	$2,200.0	$400.0	$—	$600.0	$1,200.0
Interest payments on long-term debt(a)	439.5	72.8	133.5	109.5	123.7
Operating leases	202.2	39.1	60.2	41.5	61.4
Purchase obligations(b)	408.5	373.9	24.5	10.0	0.1
Defined benefit plan contributions(c)	23.0	23.0	—	—	—
Total	$3,273.2	$908.8	$218.2	$761.0	$1,385.2

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2019.
(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.
(c)	Pension and postretirement contributions cannot be determined beyond 2020.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $88.0 million of unrecognized tax benefits as of December 31, 2019 have been excluded from the Contractual Obligations table above.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2019. Other corporate commercial commitments include standby letters of credit of $38.7 million, in the aggregate, all of which expire in less than one year, and surety bonds of $10.7 million, of which $10.6 million matures in less than one year and $0.1 million matures in 1-3 years. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, British pound, the Mexican peso and the Chinese yuan. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. For additional information on this risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Derivative Financial Instruments

In accordance with ASC requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. If the derivative is designated as an effective economic hedge of the net investment in a foreign operation, the changes in the fair value of the derivative is reported in the cumulative translation adjustment section of OCI. Similar to foreign currency translation adjustments, these changes in fair value are recognized in earnings only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency gains of $4.1 million and $2.2 million (before tax impact) were reclassified into earnings for the year ended December 31, 2019 and 2018, respectively.  Based on foreign exchange rates as of December 31, 2019, we estimate that $2.3 million of net derivative gain included in AOCI as of December 31, 2019 will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

The adoption of recent accounting standards, as discussed in Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

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

Allowances for Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for discounts and doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $3.0 million and $3.7 million as of December 31, 2019 and 2018, respectively.

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $46.1 million and $45.3 million as of December 31, 2019 and 2018, respectively.

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

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test using a weighting of the income and market approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.  Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. home products market, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements.  Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures.  For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.

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

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates; the assumed royalty rate; and the market-participant discount rate. We measure fair value of our indefinite-lived tradenames using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life.  The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rate and the market-participant discount rate.  We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  Qualitative factors include changes in volume, customers and the industry.  If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to an indefinite-lived tradename in our Cabinets segment.  This charge was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts.  As of December 31, 2019, the estimated fair value of this tradename equaled its carrying value of $38.6 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename.  In the fourth quarter of 2018, we recorded an impairment charge of $35.5 million related to the same indefinite-lived tradename, which was primarily the result of lower than forecasted sales during the fourth quarter of 2018 as well as projected changes in the mix of revenue across our tradenames in future periods, including the impact of more moderate industry growth expectations, which were finalized during our annual planning process conducted during the fourth quarter of 2018. As of December 31, 2019, the estimated fair value of this tradename exceeded its carrying value of $85.0 million by less than 10%.

During the third quarter of 2018, we recorded a pre-tax impairment charge of $27.1 million related to a third indefinite-lived tradename within the Cabinets segment.  This charge was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations.  As of December 31, 2019, the estimated fair value of this tradename exceeded its carrying value of $39.1 million by less than 10%.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life.  Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates for the tradename, assumed royalty rate, and a market-participant discount rate that reflects the level of risk associated with the tradenames’ future revenues and profitability.  We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans.  These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 11).

A reduction in the estimated fair value of these three tradenames could trigger additional impairment charges in future periods.  Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees; however, the majority of these plans have been frozen to new participants and benefit accruals were frozen for active participants on December 31, 2016.  In addition, the Company provides postretirement healthcare and life insurance benefits to certain retirees.  Service cost for 2019 relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment, which is the only remaining plan where benefit accruals have not been frozen.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial (gains) losses was $34.7 million and $3.8 million in 2019 and 2018, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $87.4 million as of December 31, 2019, compared to $71.5 million as of December 31, 2018.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2019 and 2018 was 4.9% and 6.0%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2019 and 2018 was 3.3% and 4.4%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2019, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.7% for pre-65 retirees and 7.8% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2027. As of December 31, 2018, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.9% for pre-65 retirees and 8.0% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2027.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2019	2018
Total pension expense (income)	$32.3	$(5.9)
Actuarial loss component of expense above	34.1	3.9
Total postretirement expense (income)	1.1	(0.1)
Actuarial loss (gain) component of expense above	0.6	(0.1)
Amortization of prior service credit component of expense above	0.2	—

The actuarial losses in 2019 were principally due to changes in discount rates. The actuarial losses in 2018 were principally due to lower asset returns. Discount rates in 2019 used to determine benefit obligations decreased by an average of 110 basis points for pension benefits. Discount rates for 2019 postretirement benefits increased an average of 220 basis points. Discount rates in 2018 used to determine benefit obligations increased by an average of 60 basis points for pension benefits. Discount rates for 2018 postretirement benefits increased an average of 80 basis points. Our actual return on plan assets in 2019 was 19.7% compared to an actuarial assumption of an average 4.9% expected return. Our actual return on plan assets in 2018 was (3.5)% compared to an actuarial assumption of an average 6.0% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $28 million.  A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.6 million impact on pension expense.  In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described.  It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment.  These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2019, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $88.0 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $3.1 million to $3.8 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

The Tax Act, enacted on December 22, 2017, made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, an exemption from federal income tax for dividends received from foreign subsidiaries, and an imposition of a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017.

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

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2019, ten such instances have not been dismissed, settled or otherwise resolved.  In 2019, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2019 and 2018, we had accruals of $0.2 and $0.6 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

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

Interest Rate Risk

The Company does not have external variable rate borrowings as of December 31, 2019.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $0.6 million at December 31, 2019. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8.    Financial Statements and Supplementary Data.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions, except per share amounts)	2019	2018	2017
NET SALES	$5,764.6	$5,485.1	$5,283.3
Cost of products sold	3,712.2	3,525.7	3,358.3
Selling, general and administrative expenses	1,256.3	1,241.4	1,196.9
Amortization of intangible assets	41.4	36.1	31.7
Loss on sale of product line (see Note 4)	—	—	2.4
Asset impairment charges	41.5	62.6	3.2
Restructuring charges	14.7	24.1	8.3
OPERATING INCOME	698.5	595.2	682.5
Interest expense	94.2	74.5	49.4
Other expense (income), net	29.0	(16.3)	(1.7)
Income from continuing operations before income taxes	575.3	537.0	634.8
Income taxes	144.0	147.0	159.5
Income from continuing operations, net of tax	431.3	390.0	475.3
Loss from discontinued operations, net of tax	—	(0.2)	(2.6)
NET INCOME	431.3	389.8	472.7
Less: Noncontrolling interests	(0.6)	0.2	0.1
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$431.9	$389.6	$472.6
BASIC EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$3.09	$2.69	$3.10
Discontinuing operations	—	—	(0.02)
Net income attributable to Fortune Brands common shareholders	$3.09	$2.69	$3.08
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Continuing operations	$3.06	$2.66	$3.05
Discontinuing operations	—	—	(0.02)
Net income attributable to Fortune Brands common shareholders	$3.06	$2.66	$3.03
Basic average number of shares outstanding	139.9	144.6	153.2
Diluted average number of shares outstanding	141.3	146.4	155.8

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2019	2018	2017
NET INCOME	$431.3	$389.8	$472.7
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	13.8	(31.1)	33.8
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during period	4.8	10.1	(1.8)
Less: reclassification adjustment for gains included in net income	(4.4)	(2.1)	(0.9)
Unrealized gains (losses) on derivatives	0.4	8.0	(2.7)
Defined benefit plans:
Net actuarial (loss) gains arising during period	(15.9)	(4.2)	6.2
Less: amortization of prior service credit included in net periodic pension cost	—	—	(5.1)
Defined benefit plans	(15.9)	(4.2)	1.1
Other comprehensive (loss) income, before tax	(1.7)	(27.3)	32.2
Income tax benefit (expense) related to items of other comprehensive income (a)	4.7	(0.5)	0.5
Other comprehensive income (loss), net of tax	3.0	(27.8)	32.7
COMPREHENSIVE INCOME	434.3	362.0	505.4
Less: comprehensive income attributable to noncontrolling interest	(0.6)	0.2	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$434.9	$361.8	$505.4

(a)

Income tax (expense) benefit on unrealized (losses) gains on derivatives of $0.9 million, $(1.4) million and $0.9 million and on defined benefit plans of $3.8 million, $0.9 million and $(0.4) million in 2019, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31
(In millions)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$387.9	$262.9
Accounts receivable less allowances for discounts and doubtful accounts	624.8	571.7
Inventories	718.6	678.9
Other current assets	166.9	172.6
TOTAL CURRENT ASSETS	1,898.2	1,686.1
Property, plant and equipment, net of accumulated depreciation	824.2	813.4
Operating lease assets	165.6	—
Goodwill	2,090.2	2,080.3
Other intangible assets, net of accumulated amortization	1,168.9	1,246.8
Other assets	144.2	138.0
TOTAL ASSETS	$6,291.3	$5,964.6
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	399.7	525.0
Accounts payable	460.0	459.0
Other current liabilities	549.6	508.1
TOTAL CURRENT LIABILITIES	1,409.3	1,492.1
Long-term debt	1,784.6	1,809.0
Deferred income taxes	157.2	162.6
Accrued defined benefit plans	201.4	163.3
Operating lease liabilities	139.8	—
Other non-current liabilities	171.2	157.6
TOTAL LIABILITIES	3,863.5	3,784.6
Commitments (Note 19) and Contingencies (Note 24)
Equity
Common stock (a)	1.8	1.8
Paid-in capital	2,813.8	2,766.0
Accumulated other comprehensive loss	(72.6)	(67.0)
Retained earnings	1,763.0	1,448.1
Treasury stock	(2,079.4)	(1,970.7)
TOTAL FORTUNE BRANDS EQUITY	2,426.6	2,178.2
Noncontrolling interests	1.2	1.8
TOTAL EQUITY	2,427.8	2,180.0
TOTAL LIABILITIES AND EQUITY	$6,291.3	$5,964.6

(a)	Common stock, par value $0.01 per share, 181.9 million shares and 180.6 million shares issued at December 31, 2019 and 2018, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$431.3	$389.8	$472.7
Non-cash expense (income):
Depreciation	111.3	113.5	98.6
Amortization of intangibles	41.4	36.1	31.7
Non-cash lease expense	35.9	—	—
Stock-based compensation	30.5	36.1	43.0
(Gain) loss on sale of property, plant and equipment	(0.4)	1.2	0.9
Loss on sale of product line	—	—	2.4
Asset impairment charges	43.2	62.6	15.3
Recognition of actuarial losses (gains)	34.1	3.8	(0.5)
Deferred taxes	(7.5)	2.8	(18.7)
Amortization of deferred financing costs	3.4	2.3	2.0
Changes in assets and liabilities including effects subsequent to acquisitions
(Increase) decrease in accounts receivable	(50.7)	9.8	1.0
Increase in inventories	(38.3)	(55.0)	(24.8)
Increase in accounts payable	8.7	21.0	24.0
Increase in other assets	(10.5)	(24.7)	(28.3)
(Decrease) increase in accrued taxes	(5.3)	9.5	(24.4)
Increase (decrease) in accrued expenses and other liabilities	10.1	(4.8)	5.4
NET CASH PROVIDED BY OPERATING ACTIVITIES	637.2	604.0	600.3
INVESTING ACTIVITIES
Capital expenditures(a)	(131.8)	(150.1)	(165.0)
Proceeds from the disposition of assets	4.2	6.1	0.4
Proceeds from sale of product line	—	—	1.5
Cost of acquisitions, net of cash acquired	—	(465.6)	(124.6)
Cost of investments in equity securities	—	(28.7)	—
Other investing activities, net	—	4.0	—
NET CASH USED IN INVESTING ACTIVITIES	(127.6)	(634.3)	(287.7)
FINANCING ACTIVITIES
(Decrease) increase in short-term debt	(525.0)	525.0	—
Issuance of long-term debt	1,719.3	2,191.2	640.0
Repayment of long-term debt	(1,345.0)	(1,890.0)	(565.0)
Proceeds from the exercise of stock options	17.3	4.9	28.5
Employee withholding taxes paid related to stock-based compensation	(8.7)	(14.0)	(10.6)
Deferred acquisition payments	(19.0)	(13.1)	(17.9)
Dividends to stockholders	(123.0)	(115.2)	(110.3)
Treasury stock purchases	(100.0)	(694.6)	(214.8)
Other financing activities, net	(5.6)	(1.0)	—
NET CASH USED IN FINANCING ACTIVITIES	(389.7)	(6.8)	(250.1)
Effect of foreign exchange rate changes on cash	4.3	(15.2)	9.0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$124.2	$(52.3)	$71.5
Cash, cash equivalents and restricted cash(b) at beginning of year	$270.7	$323.0	$251.5
Cash, cash equivalents and restricted cash(b) at end of year	$394.9	$270.7	$323.0
Cash paid during the year for
Interest	$81.0	$63.4	$44.4
Income taxes paid directly to taxing authorities	144.5	114.2	169.7
Dividends declared but not paid	33.5	30.9	30.4

(a)

Capital expenditures of $10.0 million, $16.7 million and $17.2 million that have not been paid as of December 31, 2019, 2018 and 2017, respectively, were excluded from the Consolidated Statement of Cash Flows.

(b)

Restricted cash of $0.9 and $6.1 million is included in Other current assets and Other assets, respectively, as of December 31, 2019 and $0.9 and $6.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2018 within our Consolidated Balance Sheet.  There was no restricted cash as of December 31, 2017.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$1.7	$2,653.8	$(71.9)	$814.6	$(1,036.7)	$1.5	$2,363.0
Comprehensive income:
Net income	—	—	—	472.6	—	0.1	472.7
Other comprehensive income (loss)	—	—	32.7	—	—	—	32.7
Stock options exercised	—	28.5	—	—	—	—	28.5
Stock-based compensation	—	42.6	—	—	(10.6)	—	32.0
Treasury stock purchase	—	—	—	—	(214.8)	—	(214.8)
Dividends ($0.74 per Common share)	—	—	—	(113.0)	—	—	(113.0)
Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	389.6	—	0.2	389.8
Other comprehensive income (loss)	—	—	(27.8)	—	—	—	(27.8)
Stock options exercised	0.1	5.0	—	—	—	—	5.1
Stock-based compensation	—	36.1	—	—	(14.0)	—	22.1
Treasury stock purchase	—	—	—	—	(694.6)	—	(694.6)
Dividends ($0.82 per Common share)	—	—	—	(115.7)	—	—	(115.7)
Balance at December 31, 2018	$1.8	$2,766.0	$(67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0
Comprehensive income:
Net income	—	—	—	431.9	—	(0.6)	431.3
Other comprehensive income (loss)	—	—	3.0	—	—	—	3.0
Stock options exercised	—	17.3	—	—	—	—	17.3
Stock-based compensation	—	30.5	—	—	(8.7)	—	21.8
Adoption of ASU 2018-02	—	—	(8.6)	8.6	—	—	—
Treasury stock purchase	—	—	—	—	(100.0)	—	(100.0)
Dividends ($0.90 per Common share)	—	—	—	(125.6)	—	—	(125.6)
Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8

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

In September 2018, we acquired Fiberon. The financial results of Fiberon were included in the Company’s consolidated statements of income and statements of cash flow beginning in September 2018 and the consolidated balance sheet as of December 31, 2018. The results of operations are included in the Doors & Security segment.

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

Allowances for Doubtful Accounts Trade receivables are recorded at the stated amount, less allowances for discounts and doubtful accounts. The allowances for doubtful accounts represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined that the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for doubtful accounts was $3.0 million and $3.7 million as of December 31, 2019 and 2018, respectively.

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

During the fourth quarter of 2018, we determined that it was preferable to change our accounting policy from last-in, first-out (“LIFO”) to FIFO for product groups in which metals comprise a significant portion of inventory cost.  We believe this change is preferable because it results in a uniform method to value our inventory across all our segments, improves comparability with our peers, and is expected to better reflect the current value of inventory on the consolidated balance sheets.  The change in costing method, which affected our Plumbing and Doors & Security segments, was recognized during the fourth quarter of 2018, by adjusting the cost of inventories to FIFO, resulting in a pretax benefit of approximately $7.3 million ($5.5 million after tax) to Cost of products sold in the consolidated statements of income for the year ended December 31, 2018.  The impact of this change was not material to our 2017 results of operations and therefore we did not retrospectively apply the change in accounting policy. There were no inventories valued using LIFO as of December 31, 2019 or 2018.

Property, Plant and Equipment Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value less costs to sell at the time the assets are being actively marketed for sale. Estimated useful lives of the related assets are as follows:

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

During 2019, we recorded an impairment of $1.7 million related to a long-lived asset to be disposed of in cost of products sold. No impairments of long-lived assets were recorded during 2018. During 2017, we recorded an impairment of $5.1 million related to a long-lived asset to be disposed of in selling, general and administrative expenses.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located.  The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 36 years, some of which may include options to extend or terminate the lease.  Operating lease expense is recognized on a straight-line basis over the lease term.

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

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test using a weighting of the income and market approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-based discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.  Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. home products market, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements.  Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures.  For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine each reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.

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

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rates, and other relevant factors. Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates; the assumed royalty rate; and the market-participant discount rate. We measure fair value of our indefinite-lived tradenames using the standard relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rate and the market-participant discount rate. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test.

Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

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

During the fourth quarter of 2018, our Plumbing segment entered into strategic partnerships with several companies who incorporate technology into plumbing-related products, and at the same time acquired non-controlling equity interests in some of our partners.  This includes an investment in Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of a comprehensive water monitoring and shut-off system with leak detection and proactive leak detection technologies.  In January 2020, we reached an agreement to acquire 100% of Flo’s outstanding shares in a multi-phase transaction.  In January 2020, we acquired additional shares in exchange for $52.1 million in cash, including direct transaction costs, which combined with our existing investment resulted in majority ownership of the outstanding shares.  From January 2020, we will apply the equity method of accounting to our investment in Flo as the minority shareholders have substantive participating rights which preclude consolidation in our results of operations and statements of financial position and cash flows. The substantive participating rights are due to expire in the first quarter of 2021, at which time we will obtain control of, and begin consolidating, Flo in our results.  The second phase, scheduled to occur in the first quarter of 2022, will result in the acquisition of the remaining outstanding shares of Flo for a price based on Flo’s 2021 sales and earnings.

As of December 31, 2019, all of our investments in our strategic partners do not have readily determinable fair values. As of December 31, 2019 and 2018, the carrying value of our investments was $29.2 million and $28.7 million, respectively, which is included in other assets within our Consolidated Balance Sheet.  There were no impairments or other changes resulting from observable prices changes recorded during the year ended December 31, 2019.  Impairments of $7.0 million were recorded within Other income, net within the Consolidated Statements of Income during the year ended December 31, 2017 (see Note 23).

Defined Benefit Plans We have a number of pension plans in the United States, covering many of the Company’s employees.  In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2019 relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment.  Benefit accruals under all other defined benefit pension plans were frozen as of December 31, 2016.

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation – Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year.  We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 16, “Defined Benefit Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2019, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $88.0 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $3.1 million to $3.8 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

The Tax Act, enacted on December 22, 2017, made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, an exemption from federal income tax for dividends received from foreign subsidiaries, and an imposition of a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017.

Revenue Recognition The Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers.  Refer to Note 15 for additional information.

Cost of Products Sold Cost of products sold includes all costs to make products saleable, such as labor costs, inbound freight, purchasing and receiving costs, inspection costs and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer.  In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses.  Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in “selling, general and administrative expenses” include product displays, point of sale materials and media production costs. The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs.  The costs included in the selling, general and administrative expenses category were $66.3 million, $66.5 million and $62.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $225.5 million, $215.9 million and $204.7 million in 2019, 2018 and 2017, respectively.

Advertising costs, which amounted to $251.7 million, $243.6 million and $233.2 million in 2019, 2018 and 2017, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $74.0 million, $72.4 million and $65.6 million in 2019, 2018 and 2017, respectively. Advertising costs recorded in selling, general and administrative expenses were $177.7 million, $171.2 million and $167.6 million in 2019, 2018 and 2017, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $48.2 million, $50.3 million and $50.7 million in 2019, 2018 and 2017, respectively, are expensed as incurred.

Stock-based Compensation Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance share award is based on the average of the high and low share prices on the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the average of the high and low share prices on the date of grant. See Note 14, “Stock-Based Compensation,” for additional information.

Earnings Per Share Earnings per common share is calculated by dividing net income attributable to Fortune Brands by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year.  See Note 22, “Earnings Per Share,” for further discussion.

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

Derivative Financial Instruments In accordance with ASC requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. If the derivative is designated as an effective economic hedge of the net investment in a foreign operation, the changes in the fair value of the derivative is reported in the cumulative translation adjustment section of OCI. Similar to foreign currency translation adjustments, these changes in fair value are recognized in earnings only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency gains of $4.1 million, $2.2 million and $0.4 million (before tax impact) were reclassified into earnings for the year ended December 31, 2019, 2018 and 2017, respectively.  Based on foreign exchange rates as of December 31, 2019, we estimate that $2.3 million of net derivative gain included in AOCI as of December 31, 2019 will be reclassified to earnings within the next twelve months.

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

Adoption of the new standard resulted in the recording of lease assets and lease liabilities of approximately $177.2 million and $182.6 million, respectively, as of January 1, 2019.  The difference between the lease assets and lease liabilities primarily relates to accrued rent and unamortized lease incentives recorded in accordance with the previous leasing guidance.  The new standard did not materially impact our consolidated statements of income or cash flows.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, which permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income (“AOCI”) as a result of the U.S. Tax Cuts and Jobs Act of 2017. We adopted this standard on January 1, 2019, which resulted in a reclassification of $8.6 million between accumulated other comprehensive loss and retained earnings in our consolidated statement of equity.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify accounting for income taxes and improve consistency in application.  ASU 2019-12 amends certain elements of income tax accounting, including but not limited to intraperiod tax allocations, step-ups in tax basis of goodwill, and calculating taxes on year-to-date losses in interim periods.  The guidance is effective for the Company’s fiscal year beginning January 1, 2021, with early adoption permitted.  We are assessing the impact that the adoption of this guidance will have on our financial statements.

Clarifications in Accounting for Equity Securities

In January 2020, the FASB issued ASU 2020-01, which clarifies the interactions between accounting for equity investments (ASC 321), equity method accounting (ASC 323) and derivatives and hedges (ASC 815).  As a result of the ASU, when entities apply the measurement alternative to non-controlling equity investments under ASC 321, and must transition to the equity method of accounting because of an observable transaction, existing investments should be remeasured immediately before applying the equity method of accounting.  Additionally, it states that if entities hold non-derivative forward contracts or purchased call options to acquire equity securities, such instruments should be measured using the fair value principles of ASC 321 before settlement or exercise.  The guidance is effective for the Company’s fiscal year beginning on January 1, 2021, with early adoption permitted.  We are assessing the impact that the adoption of this guidance will have on our financial statements.

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2019	2018
Inventories:
Raw materials and supplies	$274.4	$227.4
Work in process	72.2	66.4
Finished products	372.0	385.1
Total inventories	$718.6	$678.9
Property, plant and equipment:
Land and improvements	$66.3	$66.8
Buildings and improvements to leaseholds	510.2	500.1
Machinery and equipment	1,316.2	1,249.0
Construction in progress	89.8	95.8
Property, plant and equipment, gross	1,982.5	1,911.7
Less: accumulated depreciation	1,158.3	1,098.3
Property, plant and equipment, net of accumulated depreciation	$824.2	$813.4
Other current liabilities:
Accrued salaries, wages and other compensation	$109.7	$85.9
Accrued customer programs	179.5	167.8
Accrued taxes	39.3	57.7
Dividends payable	33.5	30.9
Other accrued expenses	187.6	165.8
Total other current liabilities	$549.6	$508.1

4.    Acquisitions and Dispositions

In September 2018, we acquired 100% of the membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking and railing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provided category expansion and product extension opportunities into the outdoor living space for our Doors & Security segment. Fiberon’s net sales and operating income in 2018 were not material to the Company.  We have not included pro forma financial information as it is immaterial to our consolidated statements of comprehensive income. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities.  The results of operations are included in the Doors & Security segment from the date of the acquisition. Goodwill related to this acquisition is deductible for income tax purposes.

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

In October 2017, we acquired Victoria+Albert, a UK-based premium brand of standalone bathtubs, sinks, tub fillers, faucets and other accessories. In July 2017, we acquired Shaws, a UK-based luxury plumbing products company that specializes in manufacturing and selling fireclay sinks and selling brassware and accessories. The total combined consideration paid was approximately $165 million, including $38.9 million of additional purchase price consideration paid related to post-closing adjustments and deferred acquisition payments during 2019 and 2018. Net sales and operating income in 2017 from these acquisitions were not material to the Company. We financed the transactions using cash on hand and borrowings under our existing revolving and term loan credit facilities. The results of the operations are included in the Plumbing segment from the respective dates of acquisition. Goodwill related to these acquisitions is not deductible for income tax purposes.

In April 2017, we completed the sale of Field ID, our cloud-based inspection and safety compliance software product line included in our Doors & Security segment. We recorded a pre-tax loss of $2.4 million and a pre-tax impairment charge to write down the long-lived assets included in this disposal group to fair value of $3.2 million as a result of this sale (See Note 8). The estimated tax expense on the sale was insignificant. Field ID did not qualify for presentation as a discontinued operation in our financial statements.

5.    Discontinued Operations

In the twelve months ended December 31, 2018 and 2017, the loss on discontinued operations of $0.2 million and $2.6 million, respectively, is primarily related to the prior sale of the Waterloo tool storage and Simonton window businesses.

6.    Goodwill and Identifiable Intangible Assets

We had goodwill of $2,090.2 million and $2,080.3 million as of December 31, 2019 and 2018, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors & Security	Total Goodwill
Balance at December 31, 2017(a)	$926.3	$745.2	$240.5	$1,912.0
2018 translation adjustments	(2.3)	(5.9)	(1.4)	(9.6)
Acquisition-related adjustments	—	4.4	173.5	177.9
Balance at December 31, 2018(a)	$924.0	$743.7	$412.6	$2,080.3
2019 translation adjustments	1.5	3.6	0.5	5.6
Acquisition-related adjustments	—	—	4.3	4.3
Balance at December 31, 2019(a)	$925.5	$747.3	$417.4	$2,090.2

(a)	Net of accumulated impairment losses of $399.5 million in the Doors & Security segment.

We also had identifiable intangible assets, principally tradenames and customer relationships, of $1,168.9 million and $1,246.8 million as of December 31, 2019 and 2018, respectively.  The $34.0 million decrease in gross identifiable intangible assets was primarily due to tradename impairment charges of $41.5 million in our Cabinets segment partially offset by foreign translation adjustments.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2019 and 2018 were as follows:

	As of December 31, 2019			As of December 31, 2018
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$635.6	$—	$635.6	$673.9	$—	$673.9
Amortizable intangible assets
Tradenames	20.6	(12.9)	7.7	19.8	(11.9)	7.9
Customer and contractual relationships	803.9	(299.6)	504.3	800.3	(260.2)	540.1
Patents/proprietary technology	73.4	(52.1)	21.3	73.5	(48.6)	24.9
Total	897.9	(364.6)	533.3	893.6	(320.7)	572.9
Total identifiable intangibles	$1,533.5	$(364.6)	$1,168.9	$1,567.5	$(320.7)	$1,246.8

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life which include customer attrition rates and other relevant factors. We expect to record intangible amortization of approximately $42 million in 2020, $42 million in 2021, $40 million in 2022, $39 million in 2023, and $38 million in 2024.

In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to an indefinite-lived tradename in our Cabinets segment.  This charge was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts.  As of December 31, 2019, the estimated fair value of this tradename equaled its carrying value of $38.6 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename.  In the fourth quarter of 2018, we recorded an impairment charge of $35.5 million related to the same indefinite-lived tradename, which was primarily the result of lower than forecasted sales during the fourth quarter of 2018 as well as projected changes in the mix of revenue across our tradenames in future periods, including the impact of more moderate industry growth expectations, which were finalized during our annual planning process conducted during the fourth quarter of 2018. As of December 31, 2019, the estimated fair value of this tradename exceeded its carrying value of $85.0 million by less than 10%.

During the third quarter of 2018, we recorded a pre-tax impairment charge of $27.1 million related to a third indefinite-lived tradename within the Cabinets segment.  This charge was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations.  As of December 31, 2019, the estimated fair value of this tradename exceeded its carrying value of $39.1 million by less than 10%.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life.  Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates for the tradename, assumed royalty rate, and a market-participant discount rate that reflects the level of risk associated with the tradenames’ future revenues and profitability.  We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans.  These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 11).

A reduction in the estimated fair value of these three tradenames could trigger additional impairment charges in future periods.  Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

7.    Leases

As discussed in Note 2, we adopted ASU 2016-02 as of January 1, 2019. We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets.  Amounts recognized for finance leases as of and for the year ended December 31, 2019 were immaterial.

Operating lease expense recognized in the consolidated statement of comprehensive income for the year ended December 31, 2019 was $51.0 million, including approximately $8.2 million of short-term and variable lease costs for the year ended December 31, 2019.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41.3
Right-of-use assets obtained in exchange for operating lease obligations	$24.5
Weighted average remaining lease term - operating leases	7.1 years
Weighted average discount rate - operating leases	4.2%

Total lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

(In millions)
Year Ending December 31,
2020	$39.1
2021	33.4
2022	26.8
2023	22.6
2024	18.9
Thereafter	61.4
Total lease payments	202.2
Less imputed interest	(29.3)
Total	$172.9
Reported as of December 31, 2019
Other current liabilities	$33.1
Operating lease liabilities	139.8
Total	$172.9

8.    Asset Impairment Charges

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

9.    External Debt and Financing Arrangements

Unsecured Senior Notes

At December 31, 2019, the Company had aggregate outstanding notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of December 31, 2019 and December 31, 2018:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2019	December 31, 2018
3.000% Senior Notes	$400.0	June 2015	June 2020	$399.7	$399.0
4.000% Senior Notes	500.0	June 2015	June 2025	495.8	495.0
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	596.1	595.0
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	692.7	—
Total Senior Notes	$2,200.0			$2,184.3	$1,489.0

In September 2019, we issued $700 million of unsecured senior notes (“2019 Notes”) in a registered public offering. The 2019 Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility.

In September 2018, we issued $600 million of unsecured senior notes (“2018 Notes”) in a registered public offering. The 2018 Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the 2018 Notes offering to pay down our revolving credit facility.

Notes payments during the next five years as of December 31, 2019 are $400 million in 2020, zero in 2021 through 2022 and $600 million in 2023 through 2024.

Credit Facilities

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Borrowings amounting to $165.0 million were rolled-over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. The amendment also includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the amendment includes a covenant under which the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On December 31, 2019 and December 31, 2018, our outstanding borrowings under these credit facilities were zero and $320.0 million, respectively, which is included in Long-term debt in the consolidated balance sheets.  As of December 31, 2019, we were in compliance with all covenants under this facility.

In September 2019, the Company used the proceeds from the 2019 Notes to repay the full outstanding balance on the Term Loan entered into in March 2018 and subsequently amended in August 2018 and March 2019 (the “Term Loan”). Following the March 2019 amendment, the Term Loan provided for borrowings of $350 million and was scheduled to mature in March 2020. At December 31, 2019 and December 31, 2018, amounts due under the Term Loan were zero and $525.0 million, respectively, which is included within Short-term debt in the consolidated balance sheets.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate as of December 31, 2019 and $23.5 million in aggregate as of December 31, 2018, of which zero was outstanding as of December 31, 2019 and 2018. The weighted-average interest rates on these borrowings were zero in both 2019 and 2018.

The components of long-term debt were as follows:

(In millions)	2019	2018
Notes	$2,184.3	$1,489.0
$1,250 million revolving credit agreement due September 2024	—	320.0
Term Loan (due March 2020)	—	525.0
Total debt	2,184.3	2,334.0
Less: current portion	399.7	525.0
Total long-term debt	$1,784.6	$1,809.0

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2019.

10.    Financial Instruments

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. There were no material commodity swap contracts outstanding for the years ended December 31, 2019 and 2018.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The changes in the fair value of cash flow hedges are reported in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the statement of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Chinese yuan and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2019 was $388.8 million, representing a net settlement asset of $0.7 million. Based on foreign exchange rates as of December 31, 2019, we estimate that $2.3 million of net derivative gains included in accumulated other comprehensive income as of December 31, 2019 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2019 and 2018 were:

		Fair Value
(In millions)	Location	2019	2018
Assets:
Foreign exchange contracts	Other current assets	$2.9	$5.3
Commodity contracts	Other current assets	0.1	—
Net investment hedges	Other current assets	—	0.7
	Total assets	$3.0	$6.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.2	$1.9
Net investment hedges	Other current liabilities	0.3	—
	Total liabilities	$2.5	$1.9

The effects of derivative financial instruments on the consolidated statements of income in 2019, 2018 and 2017 were:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2019
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$3,712.2	$94.2	$29.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			4.0
Derivative designated as hedging instruments			(3.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.1
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.1)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.4

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2018
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$3,525.7	$74.5	$16.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			(3.4)
Derivative designated as hedging instruments			5.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.2
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.1

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2017
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$3,358.3	$49.4	$1.7
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			2.7
Derivative designated as hedging instruments			(3.5)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.5
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		-

The cash flow hedges recognized in other comprehensive income were net gains (losses) of $4.8 million, $10.1 million and ($1.8) million in 2019, 2018 and 2017 respectively.

11.    Fair Value Measurements

ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are level 3, except for pension assets discussed in Note 16.

The carrying value and fair value of debt as of December 31, 2019 and 2018 were as follows:

(In millions)	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving credit facility	$—	$—	$320.0	$320.0
Term Loan	—	—	525.0	525.0
Senior Notes, net of underwriting commissions and price discounts	2,184.3	2,271.4	1,489.0	1,490.4

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Senior Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 were as follows:

(In millions)	Fair Value
	2019	2018
Assets:
Derivative asset financial instruments (level 2)	$3.0	$6.0
Deferred compensation program assets (level 2)	12.1	9.3
Total assets	$15.1	$15.3
Liabilities:
Derivative liability financial instruments (level 2)	$2.5	$1.9

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

12.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share and 60 million authorized shares of preferred stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2019 and 2018 were as follows:

	Common Shares		Treasury Shares
	2019	2018	2019	2018
Balance at the beginning of the year	140,498,981	151,906,797	40,110,623	27,879,929
Stock plan shares issued	1,281,198	822,878	—	—
Shares surrendered by optionees	(185,141)	(230,550)	185,141	230,550
Common stock repurchases	(2,039,551)	(12,000,144)	2,039,551	12,000,144
Balance at the end of the year	139,555,487	140,498,981	42,335,315	40,110,623

At December 31, 2019, no shares of our preferred stock were outstanding.  Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2019, we repurchased 2.0 million shares of outstanding common stock under the Company’s share repurchase program for $100.0 million. As of December 31, 2019, the Company’s total remaining share repurchase authorization under the remaining program was approximately $314 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In December 2019, our Board of Directors declared a cash dividend of $0.24 per share of common stock, which represents an increase of 9% from the previous dividend.

13.    Accumulated Other Comprehensive (Loss) Income

The reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2019 and 2018 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Consolidated Statements of Income
	2019	2018
Gains (losses) on cash flow hedges
Foreign exchange contracts	$4.1	$2.2	Cost of products sold
Interest rate contracts	0.4	0.1	Interest expense
Commodity contracts	(0.1)	(0.2)	Cost of products sold
	4.4	2.1	Total before tax
	(0.6)	(0.4)	Tax expense
	$3.8	$1.7	Net of tax
Defined benefit plan items
Recognition of actuarial losses	(34.1)	(3.8)	(a)
	8.3	0.8	Tax expense
	$(25.8)	$(3.0)	Net of tax
Total reclassifications for the period	$(22.0)	$(1.3)	Net of tax

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 16, “Defined Benefit Plans,” for additional information.

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(28.0)	$(0.6)	$(43.3)	$(71.9)
Amounts classified into accumulated other comprehensive (loss) income	33.8	(1.0)	4.3	37.1
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	(0.8)	(3.6)	(4.4)
Net current period other comprehensive (loss) income	33.8	(1.8)	0.7	32.7
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive (loss) income	(31.1)	8.3	(6.3)	(29.1)
Amounts reclassified into earnings	—	(1.7)	3.0	1.3
Net current period other comprehensive (loss) income	(31.1)	6.6	(3.3)	(27.8)
Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)
Amounts classified into accumulated other comprehensive (loss) income	13.8	5.1	(37.9)	(19.0)
Amounts reclassified into earnings	—	(3.8)	25.8	22.0
Adoption of ASU 2018-02	—	—	(8.6)	(8.6)
Net current period other comprehensive (loss) income	13.8	1.3	(20.7)	(5.6)
Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)

14.    Stock-Based Compensation

As of December 31, 2019, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan - the “Plans”).  Our stockholders approved the Plan in 2013, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants.  As of December 31, 2019, approximately 3.4 million shares of common stock remained authorized for issuance under the Plan.  In addition, shares of common stock may be automatically added to the number of shares of common stock that may be issued as awards expire, are terminated, cancelled or forfeited, or are used to satisfy the required withholding taxes with respect to existing awards under the Plans. No new stock-based awards can be made under the 2011 Plan, but there are outstanding stock options under the 2011 Plan that continue to be exercisable. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Stock-based compensation expense from continuing operations was as follows:

(In millions)	2019	2018	2017
Stock option awards	$7.0	$8.6	$7.4
Restricted stock units	19.4	21.3	21.6
Performance awards	4.2	6.3	13.6
Director awards	1.2	1.0	1.0
Total pre-tax expense	31.8	37.2	43.6
Tax benefit	6.0	6.2	15.2
Total after tax expense	$25.8	$31.0	$28.4

Included in compensation costs are cash-settled restricted stock units of $1.4 million that are classified as a liability. Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

Restricted stock units have been granted to officers and certain employees of the Company and represent the right to receive unrestricted shares of Company common stock subject to continued employment through each vesting date. Restricted stock units generally vest ratably over a three-year period. In addition, certain employees can elect to defer receipt of a portion of their RSU awards upon vesting.  Compensation cost is recognized over the service period. We calculate the fair value of each restricted stock unit granted by using the average of the high and low share prices on the date of grant.

A summary of activity with respect to restricted stock units outstanding under the Plans for the year ended December 31, 2019 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2018	660,375	$58.63
Granted	468,617	49.46
Vested	(314,482)	57.51
Forfeited	(58,028)	52.78
Non-vested at December 31, 2019	756,482	$53.89

The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 31, 2019 was approximately $19.2 million, and the weighted-average period of time over which this cost will be recognized is 1.8 years.  The fair value of restricted stock units that vested during 2019, 2018 and 2017 was $15.2 million, $22.2 million and $20.3 million, respectively.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2019	2018	2017
Current expected dividend yield	1.5%	1.3%	1.4%
Expected volatility	27.0%	24.0%	26.0%
Risk-free interest rate	2.5%	2.6%	1.9%
Expected term	5 years	5 years	5.5 years

The determination of expected volatility is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term.  The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2019, 2018 and 2017 was $11.36, $14.14 and $13.49, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and former employees of Fortune Brands, Inc., the Company from which we spun off from in 2011, for the year ended December 31, 2019 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2018	4,023,822	$40.83
Granted	652,559	47.85
Exercised	(760,807)	22.71
Expired/forfeited	(90,358)	56.35
Outstanding at December 31, 2019	3,825,216	$45.27

Options outstanding and exercisable at December 31, 2019 were as follows:

	Options Outstanding (a)			Options Exercisable (b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
13.00 to 20.00	623,901	1.7	16.74	623,901	16.74
20.01 to 65.41	3,201,315	6.6	50.83	2,044,336	48.91
	3,825,216	5.8	$45.27	2,668,237	$41.39

(a)	At December 31, 2019, the aggregate intrinsic value of options outstanding was $76.8 million.
(b)	At December 31, 2019 the weighted-average remaining contractual life of options exercisable was 4.6 years and the aggregate intrinsic value of options exercisable was $63.9 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2019 was $4.9 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. The fair value of options that vested during the years ended December 31, 2019, 2018 and 2017 was $7.1 million, $6.7 million and $6.8 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2019, 2018 and 2017 was $26.0 million, $8.7 million and $70.6 million, respectively.

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

The following table summarizes information about performance share awards as of December 31, 2019, as well as activity during the year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2018	409,091	$57.50
Granted	310,471	47.77
Vested	(126,700)	50.85
Forfeited	(37,205)	55.74
Non-vested at December 31, 2019	555,657	$53.71

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2019 was approximately $7.0 million, and the weighted-average period of time over which this cost will be recognized is 1.8 years. The fair value of performance share awards that vested during 2019 was $8.3 million (186,249 shares).

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plan. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director fees paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2019, 2018 and 2017, we awarded 21,746, 19,109 and 15,311 shares of Company common stock to outside directors with a weighted average fair value on the date of the award of $54.48, $54.93 and $63.43, respectively.

15.    Revenue

Our principal performance obligations are the sale of kitchen and bath cabinets, faucets and accessories, fiberglass and steel entry-door systems and locks, safes, safety, security devices and decking (collectively, “goods” or “products”).  We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers.  For the majority of our sales, we recognize revenue at the point in time when we ship product from our facilities to our customers.   Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers.  Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 19, “Product Warranties,” for further discussion.

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date.  Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract.  We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $16.9 million and $14.8 million as of December 31, 2019 and 2018, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheet.  Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were approximately $2.6 million and $2.3 million as of December 31, 2019 and 2018, respectively.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors.  The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended December 31, 2019 and 2018.

(In millions)	December 31, 2019	December 31, 2018
Wholesalers(a)	$2,682.8	$2,607.3
Home Center retailers(b)	1,606.7	1,452.3
Other retailers(c)	304.8	311.6
Builder direct	229.4	235.4
U.S. net sales	4,823.7	4,606.6
International(d)	940.9	878.5
Net sales	$5,764.6	$5,485.1

(a)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(d)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

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

16.    Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees; however, the majority of these plans have been frozen to new participants and benefit accruals were frozen for active participants on December 31, 2016. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2019 relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment, which is the only remaining plan where benefit accruals have not been frozen.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status at December 31	2019	2018	2019	2018
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$763.2	$832.4	$1.4	$1.6
Service cost	0.4	0.5	0.2	—
Interest cost	32.9	30.7	0.2	—
Plan amendments	—	—	1.6	—
Actuarial loss (gain)	121.6	(63.1)	1.0	(0.2)
Benefits paid	(41.0)	(37.3)	(0.7)	—
Curtailment gain	—	—	(0.1)	—
Projected benefit obligation at end of year	$877.1	$763.2	$3.6	$1.4
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$877.1	$763.2	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$599.6	$656.6	$—	$—
Actual return on plan assets	106.8	(30.7)	—	—
Employer contributions	11.8	11.0	0.7	—
Benefits paid	(41.0)	(37.3)	(0.7)	—
Fair value of plan assets at end of year	$677.2	$599.6	$—	$—
Funded status (Fair value of plan assets less PBO)	$(199.9)	$(163.6)	$(3.6)	$(1.4)

The actuarial loss (gain) is primarily a result of changes in discount rates from year to year.

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2019	2018	2019	2018
Current benefit payment liability	$(1.4)	$(1.5)	$(0.7)	$(0.2)
Accrued benefit liability	(198.5)	(162.1)	(2.9)	(1.2)
Net amount recognized	$(199.9)	$(163.6)	$(3.6)	$(1.4)

As of December 31, 2019, we adopted the new Society of Actuaries MP-2019 mortality tables, resulting in an immaterial increase in plan benefit obligation, and deferred actuarial losses in accumulated other comprehensive income. As of December 31, 2018, we adopted the new Society of Actuaries MP-2018 mortality tables, resulting in an immaterial decrease of our pension benefit obligation, and deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2017	$67.2	$—
Recognition of actuarial (loss) gain	(3.9)	0.1
Current year actuarial loss (gain)	8.5	(0.4)
Net actuarial loss (gain) at December 31, 2018	$71.8	$(0.3)
Recognition of actuarial (loss) gain	(34.1)	(0.6)
Current year actuarial loss	50.1	0.6
Net actuarial loss due to curtailment	(0.1)	—
Net actuarial loss (gain) at December 31, 2019	$87.7	$(0.3)

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit (Income) Cost	Pension Benefits			Postretirement Benefits
(In millions)	2019	2018	2017	2019	2018	2017
Service cost	$0.4	$0.5	$0.6	$0.2	$—	$—
Interest cost	32.9	30.7	33.3	0.2	—	—
Expected return on plan assets	(35.2)	(41.0)	(37.3)	—	—	—
Recognition of actuarial losses (gains)	34.1	3.9	0.9	0.6	(0.1)	(1.4)
Settlement/Curtailment losses (gains)	0.1	—	—	(0.1)	—	—
Amortization of prior service credits	—	—	—	0.2	—	(5.1)
Net periodic benefit cost (income)	$32.3	$(5.9)	$(2.5)	$1.1	$(0.1)	$(6.5)

Assumptions	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	3.3%	4.4%	3.8%	6.4%	4.2%	3.4%
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	4.4%	3.8%	4.3%	4.2%	3.4%	3.4%
Expected long-term rate of return on plan assets	4.9%	6.0%	6.4%	—	—	—

	Postretirement Benefits
	2019		2018
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	6.7/7.8%	(a)	6.9/8.0%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2027		2027

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 31, 2019 and 2018 were as follows:

(In millions)	Total as of balance sheet date
	2019	2018
Group annuity/insurance contracts (level 3)	$24.2	$23.6
Collective trusts:
Cash and cash equivalents	7.8	7.7
Equity	245.3	197.7
Fixed income	355.0	324.6
Multi-strategy hedge funds	23.2	22.0
Real estate	21.7	24.0
Total	$677.2	$599.6

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2019	2018
January 1	$23.6	$23.3
Actual return on assets related to assets still held	0.6	0.3
December 31	$24.2	$23.6

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $653.0 million and $576.0 million as of December 31, 2019 and 2018, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2019 we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

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

Our 2020 expected blended long-term rate of return on plan assets of 4.9% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2020	$41.2	$0.4
2021	42.4	0.4
2022	43.5	0.3
2023	44.5	0.3
2024	45.8	0.3
Years 2025-2029	239.6	2.1

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $36.3 million, $29.5 million and $29.1 million in 2019, 2018 and 2017, respectively.

17.    Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2019	2018	2017
Domestic operations	$438.2	$456.7	$554.7
Foreign operations	137.1	80.3	80.1
Income before income taxes and noncontrolling interests	$575.3	$537.0	$634.8

A reconciliation of income taxes at the 35% federal statutory income tax rate for 2017 and 21% for 2018 and 2019 to the income tax provision reported was as follows:

(In millions)	2019	2018	2017
Income tax expense computed at federal statutory income tax rate	$120.8	$112.8	$222.2
Other income taxes, net of federal tax benefit	18.0	13.7	13.4
Foreign taxes at a different rate than U.S. federal statutory income tax rate	1.4	3.5	(8.3)
Tax benefit on income attributable to domestic production activities	—	—	(10.9)
Net adjustments for uncertain tax positions	7.5	4.1	11.6
Share-based compensation (ASU 2016-09)	(3.7)	(2.1)	(23.9)
Tax Act impact	—	5.5	(25.7)
Deferred tax impact of state tax rate changes	3.1	3.5	(2.0)
Valuation allowance increase (decrease)	3.4	3.0	(5.2)
Miscellaneous other, net	(6.5)	3.0	(11.7)
Income tax expense as reported	$144.0	$147.0	$159.5
Effective income tax rate	25.0%	27.4%	25.1%

The 2019 and 2018 effective income tax rates were favorably impacted by a tax benefit related to share-based compensation and were unfavorably impacted by a valuation allowance increase, state and local taxes, unfavorable tax rates in foreign jurisdictions, and increases in uncertain tax positions. The 2018 effective income tax rate was also unfavorably impacted by an adjustment to the provisional net benefit recorded in 2017 under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

The 2017 effective income tax rate was favorably impacted by the Tax Act, a tax benefit related to share-based compensation, the tax benefit attributable to the Domestic Production Activity Deduction and favorable tax rates in foreign jurisdictions, partially offset by state and local taxes and increases to uncertain tax positions.

The Tax Act, enacted on December 22, 2017, made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, an exemption from federal income tax for dividends received from foreign subsidiaries and an imposition of a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) was as follows:

(In millions)	2019	2018	2017
Unrecognized tax benefits—beginning of year	$83.5	$87.5	$58.2
Gross additions—current year tax positions	9.2	9.1	31.0
Gross additions—prior year tax positions	2.9	9.3	10.9
Gross additions (reductions)—purchase accounting adjustments	—	1.0	4.0
Gross reductions—prior year tax positions	(6.9)	(14.5)	(9.4)
Gross reductions—settlements with taxing authorities	(0.7)	(8.9)	(7.2)
Unrecognized tax benefits—end of year	$88.0	$83.5	$87.5

The amount of UTBs that, if recognized as of December 31, 2019, would affect the Company’s effective tax rate was $72.4 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $3.1 million to $3.8 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense.  In 2019, we recognized an interest and penalty expense of approximately $3.0 million. In 2018, we recognized an interest and penalty expense of approximately $2.2 million.   In 2017, we recognized an interest and penalty expense of approximately $2.0 million. At December 31, 2019 and 2018, we had accruals for the payment of interest and penalties of $16.1 million and $14.4 million, respectively.

We file income tax returns in the U.S., various state and foreign jurisdictions.  The Company is currently under examination by the U.S. Internal Revenue Service for the periods related to 2017 and 2018, and open and subject to examination for 2016. In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2014, Mexico for years after 2014 and China for years after 2015.

Income taxes in 2019, 2018 and 2017 were as follows:

(In millions)	2019	2018	2017
Current
Federal	$94.9	$93.5	$133.1
Foreign	35.1	26.4	22.4
State and other	21.5	24.1	22.8
Deferred
Federal, state and other	(4.4)	4.8	(27.2)
Foreign	(3.1)	(1.8)	8.4
Total income tax expense	$144.0	$147.0	$159.5

The components of net deferred tax assets (liabilities) as of December 31, 2019 and 2018 were as follows:

(In millions)	2019	2018
Deferred tax assets:
Compensation and benefits	$37.6	$31.5
Defined benefit plans	50.8	39.3
Capitalized inventories	18.2	16.1
Accounts receivable	5.1	5.4
Other accrued expenses	58.8	55.2
Net operating loss and other tax carryforwards	22.4	21.2
Valuation allowance	(16.8)	(13.3)
Miscellaneous	3.9	2.5
Total deferred tax assets	180.0	157.9
Deferred tax liabilities:
Fixed assets	(70.4)	(60.2)
Intangible assets	(222.9)	(224.6)
Investment in partnership	(7.4)	(3.8)
Miscellaneous	(19.2)	(20.0)
Total deferred tax liabilities	(319.9)	(308.6)
Net deferred tax liability	$(139.9)	$(150.7)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2019 and 2018 as follows:

(In millions)	2019	2018
Other assets	17.3	11.9
Deferred income taxes	(157.2)	(162.6)
Net deferred tax liability	$(139.9)	$(150.7)

As of December 31, 2019 and 2018, the Company had deferred tax assets relating to net operating losses, capital losses, and other tax carryforwards of $22.4 million and $21.2 million, respectively, of which approximately $7.9 million will expire between 2020 and 2024, and the remainder of which will expire in 2025 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Under the Tax Act, the accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017 are subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of those earnings.  As a result, the Company has recorded an estimated tax liability of $9.7 million for foreign and state taxes that would be payable on a distribution of those earnings and profits.

We have not provided for deferred taxes on the remaining book over tax outside basis differences of our foreign subsidiaries. The outside basis differences of foreign subsidiaries considered indefinitely reinvested totaled approximately $133.6 million at December 31, 2019.  The associated deferred tax liability on this basis difference is less than $3 million.

18.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2019 were as follows:

	Year Ended December 31, 2019
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Cabinets	$10.2	$(0.1)	$0.6	$10.7
Plumbing	2.8	2.6	2.8	8.2
Doors & Security	1.7	1.6	—	3.3
Total	$14.7	$4.1	$3.4	$22.2

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2019 largely related to severance costs and costs associated with closing facilities across all of our segments.

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2017 primarily related to losses on disposal of inventory associated with exiting a product line in our Doors & Security segment and exiting a customer relationship in our Cabinets segment, as well as severance costs within all of our segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/18	2019 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/19
Workforce reduction costs	$9.9	$13.5	$(16.6)	$(0.1)	$6.7
Other	0.6	1.2	(1.4)	(0.3)	0.1
	$10.5	$14.7	$(18.0)	$(0.4)	$6.8

(a)	Cash expenditures primarily related to severance charges.

(In millions)	Balance at 12/31/17	2018 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/18
Workforce reduction costs	$5.0	$21.4	$(16.3)	$(0.2)	$9.9
Other	0.8	2.7	(2.4)	(0.5)	0.6
	$5.8	$24.1	$(18.7)	$(0.7)	$10.5

(a)	Cash expenditures primarily related to severance charges.

19.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2019 were $408.5 million, of which $373.9 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Lease Commitments

Future minimum rental payments under non-cancelable operating leases as of December 31, 2018 were as follows:

(In millions)
2019	$37.8
2020	29.6
2021	23.4
2022	18.9
2023	13.8
Remainder	58.8
Total minimum rental payments	$182.3

Total rental expense for all operating leases (reduced by immaterial amounts from subleases) amount to $48.4 million and $42.1 million in 2018 and 2017, respectively. These expenses and minimum rental payments were determined in accordance with the previous leasing guidance (ASC 840). Accordingly, the minimum payments exclude optional lease payments that we can avoid. The minimum lease payments as of December 31, 2019, disclosed in Note 7, are determined in accordance with the new leasing guidance (ASC 842), which include optional lease payments if we are reasonably certain to incur them.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made.  We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2019, 2018 and 2017.

(In millions)	2019	2018	2017
Reserve balance at the beginning of the year	$24.9	$17.2	$16.2
Provision for warranties issued	25.4	25.1	25.1
Settlements made (in cash or in kind)	(25.8)	(25.7)	(24.3)
Acquisition	—	8.9	—
Foreign currency	0.2	(0.6)	0.2
Reserve balance at end of year	$24.7	$24.9	$17.2

20.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Cabinets segment includes custom, semi-custom and stock cabinetry for the kitchen, bath and other parts of the home under brand names including Aristokraft, Diamond, Mid-Continent, Kitchen Craft, Homecrest, Omega, StarMark, Ultracraft, Kemper, Schrock, Decora and Mantra. In addition, cabinets are distributed under the Thomasville Cabinetry brand names. The Plumbing segment manufactures or assembles and sells faucets, bath furnishings, accessories and kitchen sinks and waste disposals predominantly under the Moen, Riobel, ROHL, Victoria+Albert, Perrin & Rowe and Shaws brands. The Doors & Security segment includes residential fiberglass and steel entry door systems under the Therma-Tru brand name, urethane millwork product lines under the Fypon brand name, locks, safety and security devices and electronic security products under the Master Lock and American Lock brand names, fire resistant safes, security containers and commercial cabinets under the SentrySafe brand name and composite decking and railing under the Fiberon brand name. Corporate expenses consist of headquarters administrative expenses and defined benefit plans costs, primarily interest costs and expected return on plan assets, as well as actuarial gains and losses arising from the periodic remeasurement of our liabilities.  Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2019	2018	2017
Net sales:
Cabinets	$2,388.5	$2,418.6	$2,467.1
Plumbing	2,027.2	1,883.3	1,720.8
Doors & Security	1,348.9	1,183.2	1,095.4
Net sales	$5,764.6	$5,485.1	$5,283.3

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2019, 2018 and 2017. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 14%, 13% and 13% of net sales in 2019, 2018 and 2017, respectively.  Net sales to Lowe’s were 14%, 14% and 14% of net sales in 2019, 2018 and 2017, respectively.

(In millions)	2019	2018	2017
Operating income:
Cabinets	$178.3	$143.5	$267.2
Plumbing	427.6	375.3	358.5
Doors & Security	172.3	155.6	146.9
Less: Corporate expenses (a)	(79.7)	(79.2)	(90.1)
Operating income	$698.5	$595.2	$682.5

(a)  Below is a table detailing Corporate expenses:

General and administrative expense	$(79.7)	$(79.2)	$(85.0)
Long-lived asset impairment	—	—	(5.1)
Total Corporate expenses	$(79.7)	$(79.2)	$(90.1)

(In millions)	2019	2018	2017
Total assets:
Cabinets	$2,355.7	$2,318.7	$2,416.3
Plumbing	2,110.8	1,943.1	1,854.1
Doors & Security	1,596.6	1,526.0	1,032.2
Corporate	228.2	176.8	208.8
Total assets	$6,291.3	$5,964.6	$5,511.4
Depreciation expense:
Cabinets	$44.3	$50.9	$42.8
Plumbing	32.0	29.1	26.9
Doors & Security	32.3	30.2	25.9
Corporate	2.7	3.3	3.0
Depreciation expense	$111.3	$113.5	$98.6
Amortization of intangible assets:
Cabinets	$17.8	$19.6	$19.7
Plumbing	10.3	10.4	7.7
Doors & Security	13.3	6.1	4.3
Amortization of intangible assets	$41.4	$36.1	$31.7
Capital expenditures:
Cabinets	$30.9	$73.8	$63.4
Plumbing	35.7	41.4	43.5
Doors & Security	63.6	34.3	40.1
Corporate	1.6	0.6	18.0
Capital expenditures, gross	131.8	150.1	165.0
Less: proceeds from disposition of assets	(4.2)	(6.1)	(0.4)
Capital expenditures, net	$127.6	$144.0	$164.6
Net sales by geographic region (a):
United States	$4,823.7	$4,606.6	$4,492.2
Canada	401.0	433.1	427.6
China	355.4	260.6	202.3
Other international	184.5	184.8	161.2
Net sales	$5,764.6	$5,485.1	$5,283.3
Property, plant and equipment, net:
United States	$641.9	$628.9	$562.3
Mexico	103.2	103.4	89.0
Canada	43.9	46.0	50.5
China	22.5	22.5	24.8
Other international	12.7	12.6	13.4
Property, plant and equipment, net	$824.2	$813.4	$740.0

(a)	Based on country of destination

21.    Quarterly Financial Data

Unaudited
(In millions, except per share amounts)

2019	1st	2nd	3rd	4th	Full Year
Net sales	$1,327.9	$1,507.2	$1,459.0	$1,470.5	$5,764.6
Gross profit	458.8	537.6	524.2	531.8	2,052.4
Operating income	135.6	202.4	168.0	192.5	698.5
Income from continuing operations, net of tax	84.5	137.1	105.7	104.0	431.3
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income	84.5	137.1	105.7	104.0	431.3
Net income attributable to Fortune Brands	84.7	137.5	105.6	104.1	431.9
Basic earnings (loss) per common share
Continuing operations	0.60	0.98	0.76	0.75	3.09
Discontinued operations	—	—	—	—	—
Net income attributable to Fortune Brands	0.60	0.98	0.76	0.75	3.09
Diluted earnings (loss) per common share
Continuing operations	0.60	0.97	0.75	0.74	3.06
Discontinued operations	—	—	—	—	—
Net income attributable to Fortune Brands	0.60	0.97	0.75	0.74	3.06

2018	1st	2nd	3rd	4th	Full Year
Net sales	$1,254.6	$1,429.0	$1,380.8	$1,420.7	$5,485.1
Gross profit	439.6	524.1	493.9	501.8	1,959.4
Operating income	119.4	188.6	147.1	140.1	595.2
Income from continuing operations, net of tax	75.1	129.7	99.9	85.3	390.0
Income (loss) from discontinued operations, net of tax	(0.2)	—	—	—	(0.2)
Net income	74.9	129.7	99.9	85.3	389.8
Net income attributable to Fortune Brands	75.0	129.6	99.8	85.2	389.6
Basic earnings (loss) per common share
Continuing operations	0.50	0.89	0.70	0.60	2.69
Discontinued operations	—	—	—	—	—
Net income attributable to Fortune Brands	0.50	0.89	0.70	0.60	2.69
Diluted earnings (loss) per common share
Continuing operations	0.49	0.88	0.69	0.60	2.66
Discontinued operations	—	—	—	—	—
Net income attributable to Fortune Brands	0.49	0.88	0.69	0.60	2.66

In 2019, we recorded pre-tax defined benefit plan actuarial loss of $34.1 million—$2.1 million of actuarial loss ($1.6 million after tax) in the third quarter and $32.0 million of actuarial losses ($24.2 million after tax) in the fourth quarter.

In 2018, we recorded pre-tax defined benefit plan actuarial loss of $3.8 million—$0.3 million of actuarial loss ($0.2 million after tax) in the third quarter and $3.5 million of actuarial losses ($2.8 million after tax) in the fourth quarter.

22.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2019	2018	2017
Income from continuing operations, net of tax	$431.3	$390.0	$475.3
Less: Noncontrolling interests	(0.6)	0.2	0.1
Income from continuing operations for EPS	431.9	389.8	475.2
Income (loss) from discontinued operations	—	(0.2)	(2.6)
Net income attributable to Fortune Brands	$431.9	$389.6	$472.6
Earnings (loss) per common share
Basic
Continuing operations	$3.09	$2.69	$3.10
Discontinued operations	—	—	(0.02)
Net income attributable to Fortune Brands common stockholders	$3.09	$2.69	$3.08
Diluted
Continuing operations	$3.06	$2.66	$3.05
Discontinued operations	—	—	(0.02)
Net income attributable to Fortune Brands common stockholders	$3.06	$2.66	$3.03
Basic average shares outstanding(a)	139.9	144.6	153.2
Stock-based awards	1.4	1.8	2.6
Diluted average shares outstanding(a)	141.3	146.4	155.8
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.8	1.5	0.5

(a) Reflects the impact of share repurchases during the years ended December 31, 2019, 2018 and 2017, respectively.

23.    Other Expense (Income), Net

The components of other expense (income), net for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In millions)	2019	2018	2017
Defined benefit plan	$31.9	$(6.5)	$(9.6)
Asset impairment charge	—	—	7.0
Foreign currency (gains)/losses	(0.7)	(2.0)	0.9
Ineffective portion of cash flow hedge	—	(3.8)	—
Other items, net	(2.2)	(4.0)	—
Total other expense (income), net	$29.0	$(16.3)	$(1.7)

In January 2019, we adopted ASU 2017-12, which eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. In the year ended December 31, 2018, the ineffective portion of cash flow hedges recognized was $3.8 million and insignificant in the year ended December 31, 2017

During 2017, we recorded an impairment charge of $7.0 million pertaining to a cost method investment in a development stage home products company due to an other-than-temporary decline in its fair value. As a result of the impairment, the carrying value of the investment was reduced to zero and the Company is not subject to further impairment or funding obligations with regard to this investment.

24.    Contingencies

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2019, ten such instances have not been dismissed, settled or otherwise resolved.  In 2019, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2019 and 2018, we had accruals of $0.2 and $0.6 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Fortune Brands Home & Security, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Home & Security, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing after the signature page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Asset Impairment Assessment for Tradenames in the Cabinets Segment Where Fair Value Exceeds Carrying Value by Less Than 10%

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset balance was $635.6 million as of December 31, 2019. The carrying values of the three tradenames in the Cabinets segment where fair value exceeds carrying value by less than 10% are $38.6 million, $85.0 million and $39.1 million, after impairment charges of $12.0 million, $29.5 million and zero recorded during the year to the tradenames, respectively. Management reviews indefinite-lived tradename intangible assets for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. Fair value is measured by management using the standard relief-from-royalty approach. Management’s fair value calculation included estimates and assumptions relating to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for tradenames in the Cabinets segment where fair value exceeds carrying value by less than 10% is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the tradenames. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s fair value calculation and significant assumptions, including the forecasted revenue growth rates, the assumed royalty rates, and the market-participant discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the relief-from-royalty valuation of the Company’s indefinite-lived intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of tradenames in the Cabinets segment where fair value exceeds carrying value by less than 10% using the relief-from-royalty approach, (ii) evaluating the appropriateness of the relief-from-royalty approach, (iii) testing the completeness, accuracy, and relevance of underlying data used in the relief-from-royalty approach, and (iv) evaluating the significant assumptions used by management, including the forecasted revenue growth rates, the assumed royalty rates, and the market-participant discount rates. Evaluating management’s assumptions related to the forecasted revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the tradenames, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the relief-from-royalty approach and certain significant assumptions, including the assumed royalty rates and market-participant discount rates.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2020

We have served as the Company’s auditor since 2011.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

See the information under the captions “Election of Directors,” “Corporate Governance - Board Committees — Audit Committee” and “Delinquent Section 16(a) Reports” contained in the 2020 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Information about our Executive Officers” contained in Part I of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance - Board Committees — Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2020 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2020 Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2020 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2019 and 2018 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 74.

(3)	Exhibits

3.1.

Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc., dated as of September 27, 2011, is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012.

3.2.

Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., as adopted September 27, 2011, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 30, 2011.

4.1.	Description of Securities.**
4.2.

Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2015.

4.3.

First Supplemental Indenture, dated as of June 15, 2015, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K filed on June 16, 2015.

4.4.

Second Supplemental Indenture, dated as of September 21, 2018, by and among Fortune Brands Home & Security, Inc.  Wilmington Trust National Association as Trustee, and Citibank, N.A., as Securities Agent is incorporated by reference to Exhibit 4.2 to the Company’s current report on Form 8-K filed on September 21, 2018.

4.5.

Third Supplemental Indenture, dated as of September 13, 2019, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent is incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed on September 13, 2019.

4.6.	Form of global certificate for the Company’s 3.000% Senior Notes due 2020 is incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 16, 2015.
4.7.	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015.
4.8.	Form of global certificate for the Company’s 4.000% Senior Notes due 2023 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018.
4.9.	Form of global certificate for the Company’s 3.250% Senior Notes due 2029 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 13, 2019.
10.1.

Tax Allocation Agreement, dated as of September 28, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011.

10.2.

Indemnification Agreement, dated as of September 14, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011.

10.3.

$1,250,000,000 Second Amended and Restated Credit Agreement by and among the Company, the lenders party thereto and JPMorgan Chas Bank, N.A., as Administrative Agent, dated September 30, 2019 is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on October 31, 2019.

10.4.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013.*
10.5	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s registration Statement on Form S-8 filed on October 3, 2011.*
10.6.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013.*
10.7.

Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016.*

10.8.

Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011.*

10.9.

Form of 2012 Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.10.

Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013.*

10.11.

Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014.*

10.12.

Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.13.	Form of Stock Option Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive.**
10.14.	Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.**
10.15.	Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan.**
10.16.

Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Christopher J. Klein, Nicholas I. Fink, Patrick D. Hallinan, Robert K. Biggart, Sheri R. Grissom, Brian C. Lantz, John D. Lee, Marty Thomas and Tracey L. Belcourt, is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018.*

10.17.

Form of Agreement for the Payment of Benefits Following Termination of Employment for each of R. David Banyard, Jr., Brett E. Finley and Cheri M. Phyfer, is incorporated by reference to Exhibit 10.24 to the Company’s annual Report on Form 10-K filed on February 28, 2018.*

10.18.

Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10‑K filed on February 27, 2013.*

10.19

Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.

10.20.

Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017 is incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.*

21.	Subsidiaries of the Company.**

23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.**
24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.**
31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.**
101.

The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10‑K for the year ended December 31, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.**

104.	The cover page of the Company’s Annual Report on Form -K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.**

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
**	Indicates the exhibit is being filed herewith.

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 26, 2020	By:
/s/ nicholas i. fink
Nicholas I. Fink
Chief Executive Officer (principal executive officer)

/s/ patrick d. hallinan
Patrick Hallinan Senior Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ nicholas i. fink	/s/ susan s. kilsby*
Nicholas I. Fink, Chief Executive Officer and Director (principal executive officer) Date: February 26, 2020	Susan S. Kilsby, Director Date: February 26, 2020

/s/ christopher j. klein*	/s/ a.d. david mackay*
Christopher J. Klein, Executive Chairman of the Board Date: February 26, 2020	A.D. David Mackay, Director Date: February 26, 2020

/s/ patrick d. hallinan	/s/ john g. morikis*
Patrick D. Hallinan, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 26, 2020	John G. Morikis, Director Date: February 26, 2020

/s/ danny luburic	/s/ david m. thomas*
Danny Luburic, Vice President – Controller (principal accounting officer) Date: February 26, 2020	David M. Thomas, Director Date: February 26, 2020

/s/ irial finan*	/s/ ronald v. waters, iii*
Irial Finan, Director Date: February 26, 2020	Ronald V. Waters, III, Director Date: February 26, 2020

/s/ ann fritz hackett*
Ann Fritz Hackett, Director Date: February 26, 2020

*By:	/s/ Robert K. Biggart
Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2019, 2018 and 2017

(In millions)	Balance at Beginning of Period	Charged to Expense	Reclassifications (c)	Write-offs and Deductions (a)	Business Acquisition (b)	Balance at End of Period
2019:
Allowance for cash discounts and sales allowances	$84.6	$198.6	$—	$186.3	$—	$96.9
Allowance for doubtful accounts	3.7	1.6	—	2.3	—	3.0
Allowance for deferred tax assets	13.3	3.5	—	—	—	16.8
2018:
Allowance for cash discounts and sales allowances	$84.0	$216.1	$(16.0)	$199.5	$—	$84.6
Allowance for doubtful accounts	3.3	1.5	—	1.4	0.3	3.7
Allowance for deferred tax assets	11.0	2.3	—	—	—	13.3
2017:
Allowance for cash discounts, returns and sales allowances	$68.2	$205.7	$3.0	$192.9	$—	$84.0
Allowance for doubtful accounts	7.4	0.2	—	4.5	0.2	3.3
Allowance for deferred tax assets	16.4	(5.4)	—	—	—	11.0

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.
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