Form 10-Q
period 2020-03-31
Fortune Brands Home & Security, Inc.
filed 2020-05-01
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 17, 2020 was 137,946,952.

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2020 and 2019

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$1,402.7	$1,327.9
Cost of products sold	909.5	869.1
Selling, general and administrative expenses	313.9	312.0
Amortization of intangible assets	10.3	10.0
Asset impairment charges	9.5	—
Restructuring charges	4.5	1.2
Operating income	155.0	135.6
Interest expense	22.1	23.7
Other income, net	(6.1)	(1.2)
Income before taxes	139.0	113.1
Income tax	29.9	28.6
Income after tax	109.1	84.5
Equity in losses of affiliate	0.3	—
Net income	108.8	84.5
Less: Noncontrolling interests	(0.3)	(0.2)
Net income attributable to Fortune Brands	$109.1	$84.7

Basic earnings per common share	$0.78	$0.60
Diluted earnings per common share	$0.77	$0.60

Comprehensive income	$58.2	$92.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$359.7	$387.9
Accounts receivable less allowances for discounts and doubtful accounts	678.2	624.8
Inventories	703.1	718.6
Other current assets	173.0	166.9
Total current assets	1,914.0	1,898.2
Property, plant and equipment, net of accumulated depreciation	807.6	824.2
Operating lease assets	159.3	165.6
Goodwill	2,079.3	2,090.2
Other intangible assets, net of accumulated amortization	1,139.9	1,168.9
Other assets	200.0	144.2
Total assets	$6,300.1	$6,291.3
Liabilities and equity
Current liabilities
Short-term debt	$399.9	$399.7
Accounts payable	426.4	460.0
Other current liabilities	419.8	549.6
Total current liabilities	1,246.1	1,409.3
Long-term debt	2,035.2	1,784.6
Deferred income taxes	157.4	157.2
Accrued defined benefit plans	198.8	201.4
Operating lease liabilities	134.1	139.8
Other non-current liabilities	170.6	171.2
Total liabilities	3,942.2	3,863.5
Commitments and contingencies (see Note 17)
Equity
Fortune Brands equity
Common stock(a)	1.8	1.8
Paid-in capital	2,843.3	2,813.8
Accumulated other comprehensive loss	(123.2)	(72.6)
Retained earnings	1,872.1	1,763.0
Treasury stock	(2,237.0)	(2,079.4)
Total Fortune Brands equity	2,357.0	2,426.6
Noncontrolling interests	0.9	1.2
Total equity	2,357.9	2,427.8
Total liabilities and equity	$6,300.1	$6,291.3

(a)	Common stock, par value $0.01 per share; 182.9 million shares and 181.9 million shares issued at March 31, 2020 and December 31, 2019, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(In millions)

(Unaudited)

	2020	2019
Operating activities
Net income	$108.8	$84.5
Non-cash pre-tax expense:
Depreciation	27.2	27.8
Amortization of intangibles	10.3	10.0
Non-cash lease expense	7.4	8.7
Stock-based compensation	11.1	7.1
Deferred taxes	0.5	(2.0)
Asset impairment charges	9.5	1.7
Amortization of deferred financing fees	0.9	0.8
Equity in losses of affiliate	0.3	—
Gain on equity investments	(6.6)	—
Gain on sale of property, plant and equipment	(0.1)	(0.9)
Changes in assets and liabilities:
Increase in accounts receivable	(81.3)	(76.8)
Decrease (increase) in inventories	9.6	(57.2)
Decrease in accounts payable	(25.6)	(12.2)
Increase in other assets	(7.4)	(15.6)
Decrease in accrued expenses and other liabilities	(92.9)	(87.2)
Increase in accrued taxes	14.5	21.6
Net cash used in operating activities	(13.8)	(89.7)
Investing activities
Capital expenditures (a)	(26.9)	(27.2)
Proceeds from the disposition of assets	1.5	1.9
Cost of investments in equity securities	(51.6)	—
Net cash used in investing activities	(77.0)	(25.3)
Financing activities
Decrease in short-term debt	—	(175.0)
Issuance of long-term debt	380.0	520.0
Repayment of long-term debt	(130.0)	(160.0)
Proceeds from the exercise of stock options	18.4	2.9
Treasury stock purchases(b)	(150.0)	(18.0)
Employee withholding taxes related to stock-based compensation	(7.6)	(7.7)
Deferred acquisition payments	—	(1.8)
Dividends to stockholders	(33.5)	(31.0)
Net cash provided by financing activities	77.3	129.4
Effect of foreign exchange rate changes on cash	(15.0)	3.8
Net (decrease) increase in cash and cash equivalents	$(28.5)	$18.2
Cash, cash equivalents and restricted cash(c) at beginning of period	$394.9	$270.7
Cash, cash equivalents and restricted cash(c) at end of period	$366.4	$288.9

(a)	Capital expenditures of $4.9 million and $10.6 million that had not been paid as of March 31, 2020 and 2019, respectively, were excluded from the Statement of Cash Flows.
(b)	Treasury stock purchases for the three months ended March 31, 2019 excludes $10.0 million of purchases made in March 2019 that were not settled until April 2019.
(c)

Restricted cash of $0.8 million and $5.9 million is included in Other current assets and Other assets, respectively, as of March 31, 2020 and restricted cash of $0.8 million and $6.9 million is included in Other current assets and Other assets, respectively, as of March 31, 2019.  Restricted cash of $0.8 million and $6.1 million is included in Other current assets and Other assets, respectively, as of December 31, 2019.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2020 and 2019

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$1.8	$2,766.0	$(67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0
Comprehensive income:
Net income	—	—	—	84.7	—	(0.2)	84.5
Other comprehensive income	—	—	8.3	—	—	—	8.3
Stock options exercised	—	2.9	—	—	—	—	2.9
Stock-based compensation	—	7.1	—	—	(7.7)	—	(0.6)
Adoption of ASU 2018-02	—	—	(8.6)	8.6	—	—	-
Treasury stock purchase	—	—	—	—	(28.0)	—	(28.0)
Balance at March 31, 2019	$1.8	$2,776.0	$(67.3)	$1,541.4	$(2,006.4)	$1.6	$2,247.1

Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8
Comprehensive income:
Net income	—	—	—	109.1	—	(0.3)	108.8
Other comprehensive income	—	—	(50.6)	—	—	—	(50.6)
Stock options exercised	—	18.4	—	—	—	—	18.4
Stock-based compensation	—	11.1	—	—	(7.6)	—	3.5
Treasury stock purchase	—	—	—	—	(150.0)	—	(150.0)
Balance at March 31, 2020	$1.8	$2,843.3	$(123.2)	$1,872.1	$(2,237.0)	$0.9	$2,357.9

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

The condensed consolidated balance sheet as of March 31, 2020, the related condensed consolidated statements of comprehensive income and equity for the three months ended March 31, 2020 and 2019, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited.  The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.  In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included.  Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual audited consolidated financial statements and notes.  The December 31, 2019 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

2.	Recently Issued Accounting Standards

Financial Instruments—Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments and standby letters of credit). The standard replaced the “incurred loss” approach under the previous guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss.”  We adopted this guidance on January 1, 2020.  The adoption of this guidance did not have a material effect on our financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which removes the requirement to disclose: 1) amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, 2) policy for timing of transfers between levels, and 3) valuation processes for Level 3 investments. In addition, this guidance modifies and adds other disclosure requirements, which primarily relate to valuation of Level 3 assets and liabilities. We adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material effect on our financial statements.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs to obtain software, including configuration and integration with legacy IT systems, coding and testing, including parallel process phases are eligible for capitalization under the new standard.  In addition, activities that would be expensed include costs related to vendor demonstrations, determining performance and technology requirements and training activities. We adopted this guidance on January 1,2020. The adoption of this guidance did not have a material effect on our financial statements.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Clarifications in Accounting for Equity Securities

In January 2020, the FASB issued ASU 2020-01, which clarifies the interactions between accounting for equity investments (ASC 321), equity method accounting (ASC 323) and derivatives and hedges (ASC 815).  As a result of the ASU, when entities apply the measurement alternative to non-controlling equity investments under ASC 321, and must transition to the equity method of accounting because of an observable transaction, existing investments should be remeasured immediately before applying the equity method of accounting.  Additionally, it states that if entities hold non-derivative forward contracts or purchased call options to acquire equity securities, such instruments should be measured using the fair value principles of ASC 321 before settlement or exercise.  The Company early adopted this guidance on January 1, 2020, and as a result recognized a gain of $6.6 million within other income during the three months ended March 31, 2020 related to the remeasurement of our investment in Flo Technologies, Inc. immediately prior to applying the equity method of accounting (see note 4).

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, which provides relief from accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. It also provides optional expedients to enable the continuance of hedge accounting where certain hedging relationships are impacted by reference rate reform. This optional guidance is effective immediately, and available to be used through December 31, 2022. We are assessing the impact that reference rate reform and the related adoption of this guidance will have on our financial statements.

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2020	December 31, 2019
Inventories:
Raw materials and supplies	$258.0	$274.4
Work in process	71.9	72.2
Finished products	373.2	372.0
Total inventories	$703.1	$718.6

Property, plant and equipment, gross	$1,971.5	$1,982.5
Less: accumulated depreciation	1,163.9	1,158.3
Property, plant and equipment, net	$807.6	$824.2

4.	Acquisitions and Dispositions

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies.  In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired additional shares for $44.2 million in cash, including direct transactions costs, and entered into a forward contract to purchase all remaining shares of Flo at a future date in exchange for an additional $7.9 million in cash, which is included in other assets in our condensed consolidated balance sheet.

We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. In applying the equity method, we record our investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of our investment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2020, we owned approximately 75% of Flo’s outstanding shares.  Starting in the first quarter of 2020, we applied the equity method of accounting to our investment in Flo as the minority shareholders have substantive participating rights which preclude consolidation in our results of operations and statements of financial position and cash flows. The substantive participating rights are due to expire in the first quarter of 2021, at which time we will obtain control of, and begin consolidating, Flo in our results.  The second phase, scheduled to occur in the first quarter of 2022, will result in the acquisition of the remaining outstanding shares of Flo for a price based on a multiple of Flo’s 2021 sales and adjusted earnings before interest and taxes.  Immediately prior to applying the equity method of accounting, we recognized a gain of $6.6 million within other income during the three months ended March 31, 2020 related to the remeasurement of our previously existing investment in Flo.

The carrying value of our investment in Flo was $75.7 million at March 31, 2020 and $25.7 million at December 31, 2019.
5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $2,079.3 million and $2,090.2 million as of March 31, 2020 and December 31, 2019, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors & Security	Total Goodwill
Goodwill at December 31, 2019(a)	$925.5	$747.3	$417.4	$2,090.2
Year-to-date translation adjustments	(2.5)	(7.4)	(1.0)	(10.9)
Goodwill at March 31, 2020(a)	$923.0	$739.9	$416.4	$2,079.3

(a)	Net of accumulated impairment losses of $399.5 million in the Doors & Security segment.

We also had net identifiable intangible assets of $1,139.9 million and $1,168.9 million as of March 31, 2020 and December 31, 2019, respectively. The $22.1 million decrease in gross identifiable intangible assets was due to foreign translation adjustments and tradename impairment charges of $9.5 million in our Cabinets segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

(In millions)	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$620.8	$—	$620.8	$635.6	$—	$635.6
Amortizable intangible assets
Tradenames	19.8	(12.6)	7.2	20.6	(12.9)	7.7
Customer and contractual relationships	796.0	(304.6)	491.4	803.9	(299.6)	504.3
Patents/proprietary technology	74.8	(54.3)	20.5	73.4	(52.1)	21.3
Total	890.6	(371.5)	519.1	897.9	(364.6)	533.3
Total identifiable intangibles	$1,511.4	$(371.5)	$1,139.9	$1,533.5	$(364.6)	$1,168.9

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

In March 2020, the World Health Organization declared a global pandemic related to COVID-19, and governments around the globe enacted significant and wide-ranging measures to slow and limit the transmission of the virus, including stay at home orders in the United States and globally.  The impacts of these measures is expected to negatively impact our net sales in the second quarter and later periods of 2020.  We considered the forecasted impact of COVID-19 combined with the results of our 2019 annual impairment tests to be a triggering event requiring a March 31, 2020 impairment test for three of our indefinite-lived tradenames in our Cabinets segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to one of these indefinite-lived tradenames.  This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to the same indefinite-lived tradename, which was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts.  As of March 31, 2020, the estimated fair value of this tradename equaled its carrying value of $29.1 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename.  As of March 31, 2020, the estimated fair value of this tradename exceeded its carrying value of $85.0 million by less than 10%.

As of March 31, 2020, the estimated fair value of the third tradename exceeded its carrying value of $36.2 million by less than 10%.

The fair values of these tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life.  Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates for the tradename, assumed royalty rate, and a market-participant discount rate that reflects the level of risk associated with the tradenames’ future revenues and profitability.  We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans.  These assumptions represent Level 3 inputs of the fair value hierarchy (refer to Note 8).

A reduction in the estimated fair value of these three tradenames could trigger additional impairment charges in future periods.  Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of COVID-19 than expected, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

6.	External Debt and Financing Arrangements

Unsecured Senior Notes

At March 31, 2020, the Company had aggregate outstanding notes in the amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of March 31, 2020 and December 31, 2019:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	March 31, 2020	December 31, 2019
3.000% Senior Notes	$400.0	June 2015	June 2020	$399.9	$399.7
4.000% Senior Notes	500.0	June 2015	June 2025	496.0	495.8
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	596.3	596.1
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	692.9	692.7
Total Senior Notes	$2,200.0			$2,185.1	$2,184.3

In September 2019, the Company issued $700 million of unsecured senior notes (“2019 Notes”) in a registered public offering. The 2019 Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Notes offering to repay in full a $350 million term loan and to pay down outstanding balances under our revolving credit facility.  The Company expects to repay or refinance the 3.000% Senior Notes prior to the June 2020 maturity date.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

In April 2020, the Company entered into a 364-day, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. Given the uncertain nature and duration of the COVID-19 pandemic, this was a proactive step taken out of an abundance of caution to provide ample liquidity for the business. The terms and conditions of the 2020 Revolving Credit Agreement are essentially the same as the Company’s existing $1.25 billion revolving credit facility except for additional provisions related to cash hoarding and the use of debt issuance proceeds.  Interest rates under the 2020 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 1.40% to LIBOR + 1.8%. The 2020 Revolving Credit Agreement includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the 2020 Revolving Credit Agreement includes a covenant under which the Company’s ratio of consolidated total indebtedness minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Borrowings amounting to $165.0 million were rolled-over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On March 31, 2020, our outstanding borrowings under this facility was $250.0 million. On December 31, 2019, our outstanding borrowings under this facility was zero. This facility is included in Long-term debt in the condensed consolidated balance sheets.  As of March 31, 2020, we were in compliance with all covenants under this facility.

In September 2019, the Company used the proceeds from the 2019 Notes to repay the full outstanding balance on the Term Loan entered into in March 2018 and subsequently amended in August 2018 and March 2019 (the “Term Loan”).  Following the March 2019 amendment, the Term Loan provided for borrowings of $350 million and matured in March 2020. At March 31, 2020 and December 31, 2019, amounts due under the Term Loan were zero.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate, of which there were no outstanding balances as of March 31, 2020 and December 31, 2019.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2020 was $378.0 million. Based on foreign exchange rates as of March 31, 2020, we estimate that $4.7 million of net derivative losses included in accumulated other comprehensive income as of March 31, 2020 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 were as follows:

		Fair Value
(In millions)	Location	March 31, 2020	December 31, 2019
Assets:
Foreign exchange contracts	Other current assets	$7.8	$2.9
Commodity contracts	Other current assets	—	0.1
Net investment hedges	Other current assets	0.9	—
	Total assets	$8.7	$3.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$8.9	$2.2
Commodity contracts	Other current liabilities	0.5	—
Net investment hedges	Other current liabilities	—	0.3
	Total liabilities	$9.4	$2.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2020 and 2019 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Earnings	$909.5	$22.1	$6.1
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			10.0
Derivative designated as hedging instruments			(10.5)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.6
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.2

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2019
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Earnings	$869.1	$23.7	$1.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			0.2
Derivative designated as hedging instruments			(0.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.2
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.1

The cash flow hedges recognized in other comprehensive income was a net loss of $6.5 million and a net gain $0.5 million in the three months ended March 31, 2020 and 2019, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.Fair Value Measurements

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

The carrying value and fair value of debt as of March 31, 2020 and December 31, 2019 were as follows:

(In millions)	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes, net of underwriting commissions and price discounts	$2,185.1	$2,186.9	$2,184.3	$2,271.4
$ 1,250 million revolving credit agreement due September 2024	250.0	250.0	—	—
Total debt	$2,435.1	$2,436.9	$2,184.3	$2,271.4

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows:

(In millions)	Fair Value
	March 31, 2020	December 31, 2019
Assets
Derivative financial instruments (Level 2)	$8.4	$3.0
Deferred compensation program assets (Level 2)	13.0	12.1
Total assets	$21.4	$15.1
Liabilities
Derivative financial instruments (Level 2)	$9.1	$2.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Accumulated Other Comprehensive (Loss) Income

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2020 and 2019 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)
Amounts classified into accumulated other comprehensive (loss) income	8.8	0.6	—	9.4
Adoption of ASU 2018-02	—	—	(8.6)	(8.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1.1)	—	(1.1)
Net current-period other comprehensive (loss) income	8.8	(0.5)	(8.6)	(0.3)
Balance at March 31, 2019	$(16.5)	$3.7	$(54.5)	$(67.3)

Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)
Amounts classified into accumulated other comprehensive (loss) income	(41.7)	(7.7)	(0.8)	(50.2)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.4)	—	(0.4)
Net current-period other comprehensive (loss) income	(41.7)	(8.1)	(0.8)	(50.6)
Balance at March 31, 2020	$(53.2)	$(2.6)	$(67.4)	$(123.2)

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three months ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2020	2019
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.6	$1.2	Cost of products sold
Commodity contracts	(0.2)	0.1	Cost of products sold
Interest rate contracts	0.2	0.1	Interest expense
	0.6	1.4	Total before tax
	(0.2)	(0.3)	Tax expense
Total reclassifications for the period	$0.4	$1.1	Net of tax

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the three months ended March 31, 2020 and 2019:

(In millions)	Three Months Ended March 31,
	2020	2019
Wholesalers(a)	$654.2	$611.8
Home Center retailers(b)	419.2	390.9
Other retailers(c)	82.6	67.6
Builder direct	54.7	55.0
U.S. net sales	1,210.7	1,125.3
International(d)	192.0	202.6
Net sales	$1,402.7	$1,327.9

(a)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(d)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.
11.	Defined Benefit Plans

The components of net periodic benefit cost for pension for the three months ended March 31, 2020 and 2019 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits
	2020	2019
Service cost	$0.1	$0.1
Interest cost	7.1	8.2
Expected return on plan assets	(8.2)	(8.8)
Net periodic benefit income	$(1.0)	$(0.5)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment.  All other defined benefit pension plans were frozen as of December 31, 2016.

12.	Income Taxes

The effective income tax rates for the three months ended March 31, 2020 and 2019 were 21.5% and 25.3%, respectively.

The effective income tax rate in 2020 was favorably impacted by a benefit related to share-based compensation.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2 million to $10 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made.  We offer our customers various warranty terms based on the type of product that is sold.  Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2020 and 2019, respectively.

(In millions)	Three Months Ended March 31,
	2020	2019
Reserve balance at January 1,	$24.7	$24.9
Provision for warranties issued	6.5	6.2
Settlements made (in cash or in kind)	(7.0)	(5.8)
Foreign currency	(0.1)	—
Reserve balance at March 31,	$24.1	$25.3

14.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2020 and 2019 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019	% Change vs. Prior Year
Net Sales
Cabinets	$620.0	$573.0	8.2%
Plumbing	469.0	458.6	2.3
Doors & Security	313.7	296.3	5.9
Net sales	$1,402.7	$1,327.9	5.6%
Operating Income (Loss)
Cabinets	$43.7	$43.2	1.2%
Plumbing	104.5	89.2	17.2
Doors & Security	31.5	22.4	40.6
Less: Corporate expenses	(24.7)	(19.2)	(28.6)
Operating income	$155.0	$135.6	14.3%

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2020 and 2019 are shown below.

(In millions)	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$2.4	$0.1	$2.5	$1.1	$0.3	$1.4
Plumbing	0.3	(0.4)	(0.1)	0.1	1.2	1.3
Doors & Security	0.3	0.8	1.1	—	1.9	1.9
Corporate	1.5	0.3	1.8	—	—	—
Total	$4.5	$0.8	$5.3	$1.2	$3.4	$4.6

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and other charges in the first quarter of 2020 largely related to severance costs within all our segments, costs associated with product line discontinuance within our Doors & Security segment and a gain on the sale of a previously closed facility within our Plumbing segment. Restructuring and other charges in the first quarter of 2019 largely related to severance costs within our Cabinets segment and costs associated with closing facilities within our Plumbing and Doors & Security segments. As a result of the economic impacts of COVID-19, we may incur significant restructuring and other charges during the remainder of 2020.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/19	2020 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 3/31/20
Workforce reduction costs	$6.7	$4.2	$(3.0)	$-	$7.9
Other	0.1	0.3	(0.2)	0.4	0.6
	$6.8	$4.5	$(3.2)	$0.4	$8.5

(a)	Cash expenditures primarily relate to severance charges.

(In millions)	Balance at 12/31/18	2019 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 3/31/19
Workforce reduction costs	$9.9	$0.7	$(4.3)	$(0.1)	$6.2
Other	0.6	0.5	(0.6)	—	0.5
	$10.5	$1.2	$(4.9)	$(0.1)	$6.7

(a)	Cash expenditures primarily relate to severance charges.
16.	Earnings Per Share

The computations of earnings per common share for the three months ended March 31, 2020 and 2019 were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2020	2019
Net Income	$108.8	$84.5
Less: Noncontrolling interest	(0.3)	(0.2)
Net income attributable to Fortune Brands	$109.1	$84.7

Basic earnings per common share	$0.78	$0.60
Diluted earnings per common share	$0.77	$0.60

Basic average shares outstanding	139.3	140.7
Stock-based awards	1.5	1.2
Diluted average shares outstanding	140.8	141.9
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	0.9	2.8

17.Commitments and Contingencies

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2020 and 2019. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

18.Subsequent Events

The COVID-19 pandemic is expected to negatively impact our financial results in the second quarter and in later periods of 2020; we had some disruption in our plumbing business due to factory closures in China during the first quarter and have seen a decline in orders and increased inefficiencies in some of our plants during April 2020. A number of countries and US states have issued orders requiring nonessential businesses to close and persons who were not engaged in essential businesses to stay at home. Most states and jurisdictions have, to date, designated our products, our retail channel partners and residential construction as essential business activities. A small number of jurisdictions where we operate did not deem our products as part of an essential business, impacting both our ability to manufacture as well as the demand for some of our products. While there has been no significant impact to our business during the first quarter, if these closures were to increase or become prolonged, and unless we are able to shift production to other manufacturing facilities or suppliers, plant closures or the absence of a necessary labor force may disrupt our ability to produce and deliver our products. Additionally, we may incur increased restructuring and other charges during the remainder of 2020 as a result of the economic impacts of the outbreak. As we are uncertain of the full magnitude or duration of the business and economic impacts of COVID-19, we are unable to estimate with certainty the ultimate impact it will have on our consolidated financial statements at this time.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the expected or potential impact of the novel coronavirus pandemic (“COVID-19”) on our business, operations or financial condition. In addition, statement regarding our general business strategies, market potential, future financial performance, the potential of our brands and other matters, expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, planned business strategies, anticipated market potential, future financial performance, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) the uncertainties relating to the impact of COVID-19 on the Company’s business, operations and financial results, (ii) our reliance on the North American home improvement, repair and new home construction activity levels, and the North American and global economies generally, (iii) the competitive nature of consumer and trade brand businesses, (iv) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (v) our ability to develop new products or processes and improve existing products and processes, (vi) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (vii) risks associated with doing business internationally, including changes in trade-related tariffs and risks with uncertain trade environments, (viii) changes in government and industry standards, (ix) risks associated with entering into potential strategic acquisitions and integrating acquired property, (x) our ability to secure and protect our intellectual property rights, (xi) our reliance on key customers and suppliers, including wholesale distributors and dealers, (xii) risks associated with the disruption of operations, (xiii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiv) our ability to attract and retain qualified personnel and other labor constraints, (xv) impairments in the carrying value of goodwill or other acquired intangible assets, (xvi) delays or outages in our information technology system or computer networks, (xvii) risk of increases in our defined benefit-related costs and funding requirements, (xviii) future tax law changes or the interpretation of existing tax laws, (xix) potential liabilities and costs from claims and litigation and (xx) our ability to access the capital markets on terms acceptable to us. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and as described in Item 1A “Risk Factors” below.  We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

While, to the Company’s knowledge, the COVID-19 pandemic did not significantly impact our business, operations or financial results in the first quarter of 2020, it may have far-reaching impacts on many aspects of the Company’s operations in the future including the continued operation of our facilities across the globe, the ability of our suppliers to manufacture key inputs, as well as potential other impacts on customer behaviors, the Company’s employees and the market generally.  While we produced strong results in our 2020 first quarter, the COVID-19 pandemic is expected to negatively impact our financial results in the second quarter and in later periods of 2020; we had some disruption in our plumbing business due to factory closures in China during the first quarter and have already seen a decline in orders and increased inefficiencies in some of our plants. A number of countries and US states have issued orders requiring nonessential businesses to close and persons who were not engaged in essential businesses to stay at home. Most states and jurisdictions have, to date, designated our products, our retail channel partners and residential construction as essential business activities. A small number of jurisdictions where we operate did not deem our products as part of an essential business, impacting both our ability to manufacturer as well as the demand for some of our products.

Due to the inherent uncertainty surrounding COVID-19, including the rapidly changing governmental directives, public health challenges and market reactions, it is challenging to estimate the future performance of our business and the financial impacts of COVID-19 in one or more periods in 2020 compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year.

Our first priority with regard to COVID-19 is to ensure the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. Subject to our comprehensive use of appropriate risk mitigation and safety practices, we are doing everything we can to continue our business operations in this unprecedented business environment. We continue to believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure. We believe these long-held strengths will enable us to compete effectively during and after the COVID-19 pandemic. We will continue to focus on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value.  We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands.

We believe long-term our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions, non-controlling equity investments and joint ventures, and by returning cash to shareholders through a combination of dividends and common stock repurchases under our share repurchase program as explained in further detail under “Liquidity and Capital Resources” below.

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a majority of the markets we serve consisting of repair and remodel spending.  Growth in the U.S. market for our products will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability, all of which may be further impacted by COVID-19 for an unknown duration.

In addition to the potential COVID-19 impacts noted above, we may be impacted by fluctuations in raw material and transportation costs, changes in foreign exchange and promotional activity among our competitors.  We strive to offset the potential unfavorable impact of these items with productivity improvement initiatives and price increases.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Net Sales
(In millions)	2020	2019	% Change vs. Prior Year
Cabinets	$620.0	$573.0	8.2%
Plumbing	469.0	458.6	2.3
Doors & Security	313.7	296.3	5.9
Net sales	$1,402.7	$1,327.9	5.6%

	Operating Income (Loss)
	2020	2019	% Change vs. Prior Year
Cabinets	$43.7	$43.2	1.2%
Plumbing	104.5	89.2	17.2
Doors & Security	31.5	22.4	40.6
Less: Corporate expenses	(24.7)	(19.2)	(28.6)
Operating income	$155.0	$135.6	14.3%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $74.8 million, or 5.6%, due to the benefit of higher sales volume, including growth in stock cabinetry and price increases to help mitigate the impact of higher tariffs.  These benefits were partially offset by unfavorable mix, lower sales volume related to COVID-19, principally in China, higher promotion and rebate costs, and unfavorable foreign exchange of $4 million.

Cost of products sold

Cost of products sold increased by $40.4 million, or 4.6%, due to the higher net sales and the impact of higher tariffs, partially offset by the benefit from productivity improvements and product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.9 million, or 0.6%, due to higher employee related costs, COVID-19 related expenses and higher transportation costs.  These increases were partially offset by the benefits from the favorable impact of restructuring initiatives and lower advertising costs.

Amortization of intangible assets

Amortization of intangible assets increased by $0.3 million.

Asset impairment charges

Asset impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment.

Restructuring charges

Restructuring charges of $4.5 million in the three months ended March 31, 2020 primarily related to severance costs across all our segments. Restructuring charges of $1.2 million in the three months ended March 31, 2019 primarily related to severance costs within our Cabinets segment.

Operating income

Operating income increased by $19.4 million, or 14.3%, primarily due to higher net sales and productivity improvements. These benefits were partially offset by unfavorable mix, the impact of tariffs, an asset impairment charge and higher rebates.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense decreased $1.6 million to $22.1 million due to lower average borrowings and lower average interest rates.

Other income, net

Other income, net, was $6.1 million in the three months ended March 31, 2020, compared to $1.2 million in the three months ended March 31, 2019. The increase in other income, net is primarily due to gains related to our investment in Flo partially offset by unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended March 31, 2020 and 2019 were 21.5% and 25.3%, respectively. The effective income tax rate in 2020 was favorably impacted by a benefit related to share-based compensation.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $109.1 million in the three months ended March 31, 2020 compared to $84.7 million in the three months ended March 31, 2019. The increase was due to higher operating income, higher other income and lower interest expense, partly offset by higher income tax expenses.

Results By Segment

Cabinets

Net sales increased by $47.0 million, or 8.2%, due to higher sales unit volume of stock cabinetry products, net of COVID-19 related volume losses, and price increases to help mitigate the impact of tariffs. These factors were partly offset by unfavorable mix and increased promotional costs.

Operating income increased by $0.5 million, or 1.2%, due to higher net sales and the benefit from productivity improvements.  These factors were partly offset by unfavorable mix, asset impairment charges during the three months ended March 31, 2020 ($9.5 million), COVID-19 related production interruptions, higher rebate costs, and COVID-19 related expenses.

Plumbing

Net sales increased by $10.4 million, or 2.3%, due to price increases to mitigate increased tariffs and higher sales volume in the U.S. and Canada.  These benefits were partially offset by lower sales volume in China driven by impacts of COVID-19 and higher rebate costs as well as unfavorable foreign exchange of approximately $3 million.

Operating income increased by $15.3 million, or 17.2%, due to higher net sales and the benefit from productivity improvements. These benefits were partially offset by the impact of higher tariffs and rebate costs.

Doors & Security

Net sales increased by $17.4 million, or 5.9%, due to higher sales volume in Doors and Decking and price increases to help mitigate tariffs. These benefits were partially offset by lower sales unit volume in security products and unfavorable mix. Foreign exchange was unfavorable by approximately $1 million.

Operating income increased by $9.1 million, or 40.6%, due to higher net sales in Doors and Decking, the absence in 2020 of amortization expense related to Fiberon’s inventory fair value adjustment ($1.8 million in 2019) and an expense due to a fair value adjustment associated with an idle manufacturing facility ($1.7 million in 2019). These benefits were partially offset by the impact of tariffs.

Corporate

Corporate expenses increased by $5.5 million, or 28.6%, due to higher employee-related costs, including higher severance costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facilities and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under our credit facilities and access to capital markets, provide sufficient liquidity to support the Company’s liquidity and financing needs, which are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2019 entitled “Item 1A. Risk Factors” and those described in Item 1A – Risk Factors below. In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

At March 31, 2020, the Company had aggregate outstanding notes in the amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of March 31, 2020 and December 31, 2019:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	March 31, 2020	December 31, 2019
3.000% Senior Notes	$400.0	June 2015	June 2020	$399.9	$399.7
4.000% Senior Notes	500.0	June 2015	June 2025	496.0	495.8
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	596.3	596.1
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	692.9	692.7
Total Senior Notes	$2,200.0			$2,185.1	$2,184.3

In September 2019, the Company issued $700 million of unsecured senior notes (“2019 Notes”) in a registered public offering. The 2019 Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility. The Company expects to repay or refinance the 3.000% Senior Notes prior to the June 2020 maturity date.

Credit Facilities

In April 2020, the Company entered into a 364-day, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. Given the uncertain nature and duration of the COVID-19 pandemic, this was a proactive step taken out of an abundance of caution to provide ample liquidity for the business. The terms and conditions of the 2020 Revolving Credit Agreement are essentially the same as the Company’s existing $1.25 billion revolving credit facility except for additional provisions related to cash hoarding and the use of debt issuance proceeds.  Interest rates under the 2020 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 1.40% to LIBOR + 1.8%. The 2020 Revolving Credit Agreement includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the 2020 Revolving Credit Agreement includes a covenant under which the Company’s ratio of consolidated total indebtedness minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Borrowings amounting to $165.0 million were rolled-over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On March 31, 2020 our outstanding borrowings under this facility was $250 million.  On December 31, 2019 our outstanding borrowings under this facility was zero.  This facility is included in Long-term debt in the condensed consolidated balance sheets. As of March 31, 2020, we were in compliance with all covenants under this facility.

In September 2019, the Company used the proceeds from the 2019 Notes to repay the full outstanding balance on the Term Loan entered into in March 2018 and subsequently amended in August 2018 and March 2019 (the “Term Loan”).  Following the March 2019 amendment, the Term Loan provided for borrowings of $350 million and matured in March 2020. At March 31, 2020 and December 31, 2019, amounts due under the Term Loan were zero.

Cash and Seasonality

On March 31, 2020, we had cash and cash equivalents of $359.7 million, of which $256.8 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year. Additionally, as noted in the overview section above, we are uncertain of the impact of COVID-19 to our net sales, supply chain, manufacturing, and distribution as well as overall new construction, repair and remodel, and consumer spending.

We believe that our current cash position, cash flow generated from operations, and amounts available under our revolving credit facilities should be sufficient for our operating requirements and enable us to fund our capital expenditures, dividend payments, and any required long-term debt payments. In addition, we believe that we have the ability to obtain alternative sources of financing if required. We expect capital expenditures during 2020 to be in the range of $110 to $130 million. Given the current uncertainty related to COVID-19, we may adjust our capital expenditures as necessary or appropriate to support the operations of the business.

Share Repurchases

In the first quarter of 2020, we repurchased 2.5 million shares of our outstanding common stock under the Company’s share repurchase programs for $150.0 million.  As of March 31, 2020, the Company’s total remaining share repurchase authorization under the remaining program was approximately $164 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In the first three months of 2020, we paid dividends in the amount of $33.5 million to the Company’s shareholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2020 and 2019.

(In millions)	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(13.8)	$(89.7)
Net cash used in investing activities	(77.0)	(25.3)
Net cash provided by financing activities	77.3	129.4
Effect of foreign exchange rate changes on cash	(15.0)	3.8
Net (decrease) increase in cash and cash equivalents	$(28.5)	$18.2

Net cash used in operating activities of $13.8 million in the three months ended March 31, 2020, compared to net cash used in operating activities of $89.7 million in the three months ended March 31, 2019. The decrease in cash used of $75.9 million was primarily due to decreases in inventory during the first quarter of 2020 due to supply chain disruptions arising from COVID-19 compared with an increase during comparable prior year period ($67 million benefit) and stronger than planned sales.

Net cash used in investing activities was $77.0 million in the three months ended March 31, 2020, compared to net cash used in investing activities of $25.3 million in the three months ended March 31, 2019. The increase in cash used of $51.7 million was primarily due to the acquisition of additional shares of Flo Technologies in January 2020.

Net cash provided by financing activities was $77.3 million in the three months ended March 31, 2020, compared to cash provided by financing activities of $129.4 million in the three months ended March 31, 2019. The decrease in cash provided of $52.1 million was primarily due to higher share repurchases in 2020 compared to 2019, partly offset by lower net borrowings and higher proceeds from the exercise of stock options.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust.  As of December 31, 2019, the fair value of our total pension plan assets was $677.2 million, representing 77% of the accumulated benefit obligation liability.  In 2020, we expect to make pension contributions of approximately $23 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2020 and 2019.  We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws.  Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs.  We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

The current outbreak of the novel coronavirus (“COVID-19”) has impacted our business and is expected to cause further disruptions to our business, financial performance and operating results.

The COVID-19 pandemic may have far-reaching impacts on many aspects of the Company’s operations in the future including the continued operation of our facilities across the globe, the ability of our suppliers to manufacture key inputs, as well as potential other impacts on customer behaviors, the Company’s employees and the market generally.  Our business could be negatively impacted over the longer term if the disruptions related to COVID-19 decrease consumer confidence and housing investments; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products. Risks related to negative economic conditions are described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions also makes it more challenging for our management to estimate the future performance of our business and the economic impact of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges. Accordingly, future developments may materially impact our current estimates of such charges.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2020	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	—	$—	—	$313,749,831
February 1 – February 29	1,165,397	66.5	1,165,397	236,240,987
March 1 – March 31	1,288,900	56.2	1,288,900	163,747,136
Total	2,454,297	$61.1	2,454,297

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Item 6.	EXHIBITS

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

10.1*	$400 Million Credit Agreement between Fortune Brands Home & Security., the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent dated April 29, 2020.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 1, 2020	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)