Form 10-Q
period 2020-06-30
Fortune Brands Home & Security, Inc.
filed 2020-07-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 17, 2020 was 138,148,321.

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2020 and 2019

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$2,778.5	$2,835.1	$1,375.8	$1,507.2
Cost of products sold	1,802.4	1,838.7	892.9	969.6
Selling, general and administrative expenses	590.1	632.6	276.2	320.6
Amortization of intangible assets	20.6	20.1	10.3	10.1
Asset impairment charges	22.5	—	13.0	—
Restructuring charges	14.9	5.7	10.4	4.5
Operating income	328.0	338.0	173.0	202.4
Interest expense	44.3	48.2	22.2	24.5
Other income, net	(11.3)	(1.9)	(5.2)	(0.7)
Income before taxes	295.0	291.7	156.0	178.6
Income tax	67.7	70.1	37.8	41.5
Income after tax	227.3	221.6	118.2	137.1
Equity in losses of affiliate	2.3	—	2.0	—
Net income	225.0	221.6	116.2	137.1
Less: Noncontrolling interests	0.1	(0.6)	0.4	(0.4)
Net income attributable to Fortune Brands	$224.9	$222.2	$115.8	$137.5

Basic earnings per common share	$1.62	$1.58	$0.84	$0.98
Diluted earnings per common share	$1.61	$1.57	$0.83	$0.97

Comprehensive income	$187.3	$233.1	$129.1	$140.3

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$398.4	$387.9
Accounts receivable less allowances for discounts and doubtful accounts	657.7	624.8
Inventories	732.3	718.6
Other current assets	168.9	166.9
Total current assets	1,957.3	1,898.2
Property, plant and equipment, net of accumulated depreciation	794.2	824.2
Operating lease assets	164.4	165.6
Goodwill	2,081.3	2,090.2
Other intangible assets, net of accumulated amortization	1,118.0	1,168.9
Other assets	217.1	144.2
Total assets	$6,332.3	$6,291.3
Liabilities and equity
Current liabilities
Short-term debt	$—	$399.7
Accounts payable	463.9	460.0
Other current liabilities	488.9	549.6
Total current liabilities	952.8	1,409.3
Long-term debt	2,245.9	1,784.6
Deferred income taxes	152.1	157.2
Accrued defined benefit plans	197.5	201.4
Operating lease liabilities	137.5	139.8
Other non-current liabilities	183.4	171.2
Total liabilities	3,869.2	3,863.5
Commitments and contingencies (see Note 17)
Equity
Fortune Brands equity
Common stock(a)	1.8	1.8
Paid-in capital	2,852.9	2,813.8
Accumulated other comprehensive loss	(110.3)	(72.6)
Retained earnings	1,954.7	1,763.0
Treasury stock	(2,237.3)	(2,079.4)
Total Fortune Brands equity	2,461.8	2,426.6
Noncontrolling interests	1.3	1.2
Total equity	2,463.1	2,427.8
Total liabilities and equity	$6,332.3	$6,291.3

(a)	Common stock, par value $0.01 per share; 183.0 million shares and 181.9 million shares issued at June 30, 2020 and December 31, 2019, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(In millions)

(Unaudited)

	2020	2019
Operating activities
Net income	$225.0	$221.6
Non-cash pre-tax expense:
Depreciation	57.0	56.0
Amortization of intangibles	20.6	20.0
Non-cash lease expense	16.7	17.9
Stock-based compensation	15.0	14.5
Deferred taxes	(11.8)	5.0
Asset impairment charges	22.5	1.7
Amortization of deferred financing fees	2.1	1.5
Equity in losses of affiliate	2.3	—
Gain on equity investments	(6.6)	—
Loss (gain) on sale of property, plant and equipment	1.2	(1.0)
Changes in assets and liabilities:
Increase in accounts receivable	(59.6)	(132.6)
Increase in inventories	(18.1)	(61.1)
Increase in accounts payable	11.9	26.8
Increase in other assets	(8.1)	(13.8)
Decrease in accrued expenses and other liabilities	(62.2)	(41.2)
Increase (decrease) in accrued taxes	52.6	(3.3)
Net cash provided by operating activities	260.5	112.0
Investing activities
Capital expenditures (a)	(42.3)	(54.9)
Proceeds from the disposition of assets	1.5	4.1
Cost of investments in equity securities	(59.4)	—
Net cash used in investing activities	(100.2)	(50.8)
Financing activities
Decrease in short-term debt	—	(175.0)
Issuance of long-term debt	900.0	665.0
Repayment of long-term debt	(840.0)	(410.0)
Proceeds from the exercise of stock options	24.1	6.1
Treasury stock purchases	(150.0)	(50.0)
Employee withholding taxes related to stock-based compensation	(7.9)	(8.2)
Deferred acquisition payments	—	(19.0)
Dividends to stockholders	(66.6)	(61.7)
Other financing, net	(1.8)	(0.2)
Net cash used in financing activities	(142.2)	(53.0)
Effect of foreign exchange rate changes on cash	(8.0)	4.9
Net increase in cash and cash equivalents	$10.1	$13.1
Cash, cash equivalents and restricted cash(b) at beginning of period	$394.9	$270.7
Cash, cash equivalents and restricted cash(b) at end of period	$405.0	$283.8

(a)	Capital expenditures of $3.9 million and $7.8 million that had not been paid as of June 30, 2020 and 2019, respectively, were excluded from the Statement of Cash Flows.
(b)

Restricted cash of $1.0 million and $5.6 million is included in Other current assets and Other assets, respectively, as of June 30, 2020 and restricted cash of $0.7 million and $6.8 million is included in Other current assets and Other assets, respectively, as of June 30, 2019.  Restricted cash of $0.8 million and $6.1 million is included in Other current assets and Other assets, respectively, as of December 31, 2019.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six and Three Months Ended June 30, 2020 and 2019

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$1.8	$2,766.0	$(67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0
Comprehensive income:
Net income	—	—	—	222.2	—	(0.6)	221.6
Other comprehensive loss	—	—	11.5	—	—	—	11.5
Stock options exercised	—	6.1	—	—	—	—	6.1
Stock-based compensation	—	14.5	—	—	(8.2)	—	6.3
Adoption of ASU 2018-02	—	—	(8.6)	8.6	—	—	-
Treasury stock purchases	—	—	—	—	(50.0)	—	(50.0)
Dividends ($0.22 per common share)	—	—	—	(30.8)	—	—	(30.8)
Balance at June 30, 2019	$1.8	$2,786.6	$(64.1)	$1,648.1	$(2,028.9)	$1.2	$2,344.7

Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8
Comprehensive income:
Net income	—	—	—	224.9	—	0.1	225.0
Other comprehensive income	—	—	(37.7)	—	—	—	(37.7)
Stock options exercised	—	24.1	—	—	—	—	24.1
Stock-based compensation	—	15.0	—	—	(7.9)	—	7.1
Treasury stock purchases	—	—	—	—	(150.0)	—	(150.0)
Dividends ($0.24 per common share)	—	—	—	(33.2)	—	—	(33.2)
Balance at June 30, 2020	$1.8	$2,852.9	$(110.3)	$1,954.7	$(2,237.3)	$1.3	$2,463.1

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at March 31, 2019	$1.8	$2,776.0	$(67.3)	$1,541.4	$(2,006.4)	$1.6	$2,247.1
Comprehensive income:
Net income	—	—	—	137.5	—	(0.4)	137.1
Other comprehensive income	—	—	3.2	—	—	—	3.2
Stock options exercised	—	3.2	—	—	—	—	3.2
Stock-based compensation	—	7.4	—	—	(0.5)	—	6.9
Treasury stock purchases	—	—	—	—	(22.0)	—	(22.0)
Dividends ($0.22 per common share)	—	—	—	(30.8)	—	—	(30.8)
Balance at June 30, 2019	$1.8	$2,786.6	$(64.1)	$1,648.1	$(2,028.9)	$1.2	$2,344.7

Balance at March 31, 2020	$1.8	$2,843.3	$(123.2)	$1,872.1	$(2,237.0)	$0.9	$2,357.9
Comprehensive income:
Net income	—	—	—	115.8	—	0.4	116.2
Other comprehensive loss	—	—	12.9	—	—	—	12.9
Stock options exercised	—	5.7	—	—	—	—	5.7
Stock-based compensation	—	3.9	—	—	(0.3)	—	3.6
Treasury stock purchases	—	—	—	—	—	—	-
Dividends ($0.24 per common share)	—	—	—	(33.2)	—	—	(33.2)
Balance at June 30, 2020	$1.8	$2,852.9	$(110.3)	$1,954.7	$(2,237.3)	$1.3	$2,463.1

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

The condensed consolidated balance sheet as of June 30, 2020, the related condensed consolidated statements of comprehensive income and equity for the six and three months ended June 30, 2020 and 2019, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited.  The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.  In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included.  Interim results may not be indicative of results for a full year.

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

2.Recently Issued Accounting Standards (Continued)

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

Clarifications in Accounting for Equity Securities

In January 2020, the FASB issued ASU 2020-01, which clarifies the interactions between accounting for equity investments (ASC 321), equity method accounting (ASC 323) and derivatives and hedges (ASC 815).  As a result of the ASU, when entities apply the measurement alternative to non-controlling equity investments under ASC 321, and must transition to the equity method of accounting because of an observable transaction, existing investments should be remeasured immediately before applying the equity method of accounting.  Additionally, it states that if entities hold non-derivative forward contracts or purchased call options to acquire equity securities, such instruments should be measured using the fair value principles of ASC 321 before settlement or exercise.  The Company early adopted this guidance on January 1, 2020, and as a result recognized gains of $11.0 million within other income during the first six months of 2020 related to our investment in Flo Technologies, Inc. (see note 4).

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, which provides relief from accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. It also provides optional expedients to enable the continuance of hedge accounting where certain hedging relationships are impacted by reference rate reform. This optional guidance is effective immediately, and available to be used through December 31, 2022. We are assessing the impact that reference rate reform and the related adoption of this guidance may have on our financial statements.

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2020	December 31, 2019
Inventories:
Raw materials and supplies	$280.4	$274.4
Work in process	81.3	72.2
Finished products	370.6	372.0
Total inventories	$732.3	$718.6

Property, plant and equipment, gross	$1,985.7	$1,982.5
Less: accumulated depreciation	1,191.5	1,158.3
Property, plant and equipment, net	$794.2	$824.2

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions and Dispositions

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies.  In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired additional shares for $44.2 million in cash, including direct transactions costs, and entered into a forward contract to purchase all remaining shares of Flo at a future date in exchange for an additional $7.9 million in cash, which is included in other assets in our condensed consolidated balance sheet. In April 2020, we acquired additional shares of Flo under a separate option agreement which increased our ownership to approximately 80% and resulted in a non-cash gain of $4.4 million on the forward contract within other income.

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

As of June 30, 2020, we owned approximately 80% of Flo’s outstanding shares.  Starting in the first quarter of 2020, we applied the equity method of accounting to our investment in Flo as the minority shareholders have substantive participating rights which preclude consolidation in our results of operations and statements of financial position and cash flows. The substantive participating rights are due to expire in the first quarter of 2021, at which time we will obtain control of, and begin consolidating, Flo in our results.  The second phase, scheduled to occur in the first quarter of 2022, will result in the acquisition of the remaining outstanding shares of Flo for a price based on a multiple of Flo’s 2021 sales and adjusted earnings before interest and taxes.  Immediately prior to applying the equity method of accounting, we recognized a gain of $6.6 million within other income during the six months ended June 30, 2020 related to the remeasurement of our previously existing investment in Flo.

The carrying value of our investment in Flo was $81.5 million at June 30, 2020 and $25.7 million at December 31, 2019.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $2,081.3 million and $2,090.2 million as of June 30, 2020 and December 31, 2019, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Cabinets	Plumbing	Doors & Security	Total Goodwill
Goodwill at December 31, 2019(a)	$925.5	$747.3	$417.4	$2,090.2
Year-to-date translation adjustments	(1.6)	(6.7)	(0.6)	(8.9)
Goodwill at June 30, 2020(a)	$923.9	$740.6	$416.8	$2,081.3

(a)	Net of accumulated impairment losses of $399.5 million in the Doors & Security segment.

We also had net identifiable intangible assets of $1,118.0 million and $1,168.9 million as of June 30, 2020 and December 31, 2019, respectively. The $32.3 million decrease in gross identifiable intangible assets was due to tradename impairment charges of $22.5 million in our Plumbing and Cabinets segments and foreign translation adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2020 and December 31, 2019 were as follows:

(In millions)	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$596.2	$—	$596.2	$635.6	$—	$635.6
Amortizable intangible assets
Tradenames	32.7	(13.0)	19.7	20.6	(12.9)	7.7
Customer and contractual relationships	797.3	(315.0)	482.3	803.9	(299.6)	504.3
Patents/proprietary technology	75.0	(55.2)	19.8	73.4	(52.1)	21.3
Total	905.0	(383.2)	521.8	897.9	(364.6)	533.3
Total identifiable intangibles	$1,501.2	$(383.2)	$1,118.0	$1,533.5	$(364.6)	$1,168.9

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

In March 2020, the World Health Organization declared a global pandemic related to the novel corona virus (“COVID-19”), and governments around the globe enacted significant and wide-ranging measures to slow and limit the transmission of the virus, including stay at home orders in the United States and globally.  The impacts of these measures negatively impacted our net sales in the second quarter and may continue to affect later periods.

During the second quarter of 2020, extended closures of luxury plumbing showrooms associated with the COVID-19 pandemic led to lower than expected sales related to an indefinite-lived tradename within the Plumbing segment, which combined with the updated financial outlook compared to previous forecasts and the continued uncertainty of the pandemic on the sales and profitability related to the tradename led us to conclude that it was more likely than not that the indefinite-lived tradename was impaired.  Therefore we performed an interim impairment test as of June 30, 2020, and as a result we recognized a pre-tax impairment charge of $13.0 million related to this tradename.  We also performed an evaluation of the useful life of this tradename and determined it was no longer indefinite-lived due to changes in long-term management expectations and future operating plans.  As of June 30, 2020, the estimated fair value of this tradename equaled its carrying value of $12.7 million, which will be amortized over its estimated remaining useful life of 30 years.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.Goodwill and Identifiable Intangible Assets (Continued)

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment.  This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to the same indefinite-lived tradename, which was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts.  As of June 30, 2020, the carrying value of this tradename was $29.1 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename.  As of June 30, 2020, the carrying value of this tradename was $85.0 million.

The estimated fair value of a third tradename in our Cabinets segment exceeded its carrying value by less than 10% as of March 31, 2020. As of June 30, 2020, the carrying value of this tradename was $37.3 million.

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

The significant assumptions used to estimate the fair values of the tradenames impaired during the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

	2020			2019
Unobservable Input	Minimum	Maximum	Weighted Average(a)	Minimum	Maximum	Weighted Average(a)
Discount rate	14.8%	15.8%	15.1%	13.0%	13.5%	13.3%
Royalty rate(b)	4.0%	5.0%	4.3%	3.0%	4.0%	3.3%
Long-term revenue growth rate(c)	1.0%	3.0%	1.6%	3.0%	3.0%	3.0%

(a)	Weighted by relative fair value of the impaired tradenames.
(b)	Represents estimated percentage of sales a market-participant would pay to license the impaired tradenames.
(c)	Selected long-term revenue growth rate within 10-year projection period of the impaired tradenames.

A reduction in the estimated fair value of the tradenames in our Cabinets segment could trigger additional impairment charges in future periods.  Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	External Debt and Financing Arrangements

Unsecured Senior Notes

At June 30, 2020, the Company had aggregate outstanding notes in the amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of June 30, 2020 and December 31, 2019:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 30, 2020	December 31, 2019
3.000% Senior Notes	$400.0	June 2015	June 2020	$—	$399.7
4.000% Senior Notes	500.0	June 2015	June 2025	496.2	495.8
4.000% Senior Notes (the "2018 Notes")	600.0	September 2018	September 2023	596.6	596.1
3.250% Senior Notes	700.0	September 2019	September 2029	693.1	692.7
Total Senior Notes				$1,785.9	$2,184.3

During June 2020, we repaid all amounts outstanding on the 3.000% Senior Notes issued in June 2015 which were scheduled to mature in June 2020 using borrowings under our 2019 Revolving Credit Agreement (as defined below). In September 2019, the Company issued $700 million of unsecured senior notes (“2019 Notes”) in a registered public offering. The 2019 Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Notes offering to repay in full a $350 million term loan and to pay down outstanding balances under our 2019 Revolving Credit Agreement.

Credit Facilities

In April 2020, the Company entered into a 364-day supplemental, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. Given the uncertain nature and duration of the COVID-19 pandemic, this was a proactive step taken out of an abundance of caution to provide ample liquidity for the business. The terms and conditions of the 2020 Revolving Credit Agreement are essentially the same as the Company’s existing $1.25 billion revolving credit facility except for additional provisions related to cash hoarding and the use of debt issuance proceeds.  Interest rates under the 2020 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 1.4% to LIBOR + 1.8%. The 2020 Revolving Credit Agreement includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the 2020 Revolving Credit Agreement includes a covenant under which the Company’s ratio of consolidated total indebtedness minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0.  As of  June 30, 2020, there were no outstanding borrowings under this facility. As of June 30, 2020, we were in compliance with all covenants under this facility.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Borrowings amounting to $165.0 million were rolled-over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On June 30, 2020, our outstanding borrowings under this facility was $460.0 million. On December 31, 2019, our outstanding borrowings under this facility was zero. This facility is included in Long-term debt in the condensed consolidated balance sheets.  As of June 30, 2020, we were in compliance with all covenants under this facility.

In September 2019, the Company used the proceeds from the 2019 Notes to repay the full outstanding balance on the Term Loan entered into in March 2018 and subsequently amended in August 2018 and March 2019 (the “Term Loan”).  Following the March 2019 amendment, the Term Loan provided for borrowings of $350 million and matured in March 2020. At December 31, 2019, amounts due under the Term Loan were zero.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate, of which there were no outstanding balances as of June 30, 2020 and December 31, 2019.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2020 was $378.3 million. Based on foreign exchange rates as of June 30, 2020, we estimate that $3.3 million of net derivative losses included in accumulated other comprehensive income as of June 30, 2020 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 were as follows:

		Fair Value
(In millions)	Location	June 30, 2020	December 31, 2019
Assets:
Foreign exchange contracts	Other current assets	$2.5	$2.9
Commodity contracts	Other current assets	—	0.1
Net investment hedges	Other current assets	0.1	—
	Total assets	$2.6	$3.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$6.0	$2.2
Net investment hedges	Other current liabilities	0.4	0.3
	Total liabilities	$6.4	$2.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the six months ended June 30, 2020 and 2019 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30, 2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,802.4	$44.3	$11.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			(8.8)
Derivative designated as hedging instruments			10.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.7)
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.3

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30, 2019
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,838.7	$48.2	$1.9
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			0.5
Derivative designated as hedging instruments			(0.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.8
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.2

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended June 30, 2020 and 2019 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$892.9	$22.2	$5.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			1.2
Derivative designated as hedging instruments			(0.5)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(1.3)
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.1

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2019
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$969.6	$24.5	$0.7
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			(0.5)
Derivative designated as hedging instruments			0.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.6
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.1)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.1

The cash flow hedges recognized in other comprehensive income were net losses of $6.7 million and $0.2 million in the six months ended June 30, 2020 and 2019, respectively. The cash flow hedges recognized in other comprehensive income were net losses of $0.2 million and $0.7 million in the three months ended June 30, 2020 and 2019, respectively.

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

The carrying value and fair value of debt as of June 30, 2020 and December 31, 2019 were as follows:

(In millions)	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$1,785.9	$1,950.9	$2,184.3	$2,271.4
2019 Revolving Credit Agreement	460.0	460.0	—	—
Total debt	2,245.9	2,410.9	2,184.3	2,271.4

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 were as follows:

(In millions)	Fair Value
	June 30, 2020	December 31, 2019
Assets
Derivative financial instruments (Level 2)	$2.6	$3.0
Deferred compensation program assets (Level 2)	13.2	12.1
Total assets	$15.8	$15.1
Liabilities
Derivative financial instruments (Level 2)	$6.4	$2.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Accumulated Other Comprehensive (Loss) Income

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the six and three months ended June 30, 2020 and 2019 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)
Amounts classified into accumulated other comprehensive (loss) income	13.7	0.3	—	14.0
Adoption of ASU 2018-02			(8.6)	(8.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(2.5)	—	(2.5)
Net current-period other comprehensive (loss) income	13.7	(2.2)	(8.6)	2.9
Balance at June 30, 2019	$(11.6)	$2.0	$(54.5)	$(64.1)

Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)
Amounts classified into accumulated other comprehensive (loss) income	(30.3)	(7.7)	(0.8)	(38.8)
Amounts reclassified from accumulated other comprehensive (loss) income	—	1.1	—	1.1
Net current-period other comprehensive (loss) income	(30.3)	(6.6)	(0.8)	(37.7)
Balance at June 30, 2020	$(41.8)	$(1.1)	$(67.4)	$(110.3)

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at March 31, 2019	$(16.5)	$3.7	$(54.5)	$(67.3)
Amounts classified into accumulated other comprehensive (loss) income	4.9	(0.3)	—	4.6
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1.4)	—	(1.4)
Net current-period other comprehensive (loss) income	4.9	(1.7)	—	3.2
Balance at June 30, 2019	$(11.6)	$2.0	$(54.5)	$(64.1)

Balance at March 31, 2020	$(53.2)	$(2.6)	$(67.4)	$(123.2)
Amounts classified into accumulated other comprehensive (loss) income	11.4	—	—	11.4
Amounts reclassified from accumulated other comprehensive (loss) income	—	1.5	—	1.5
Net current-period other comprehensive (loss) income	11.4	1.5	—	12.9
Balance at June 30, 2020	$(41.8)	$(1.1)	$(67.4)	$(110.3)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Accumulated Other Comprehensive (Loss) Income (Continued)

The reclassifications out of accumulated other comprehensive loss for the six and three months ended June 30, 2020 and 2019 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Six months ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2020	2019
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(0.7)	$2.8	Cost of products sold
Commodity contracts	(0.4)	—	Cost of products sold
Interest rate contracts	0.3	0.2	Interest expense
	(0.8)	3.0	Total before tax
	(0.3)	(0.5)	Tax expense
Total reclassifications for the period	$(1.1)	$2.5	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2020	2019
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(1.3)	$1.6	Cost of products sold
Commodity contracts	(0.2)	(0.1)	Cost of products sold
Interest rate contracts	0.1	0.1	Interest expense
	(1.4)	1.6	Total before tax
	(0.1)	(0.2)	Tax expense
Total reclassifications for the period	$(1.5)	$1.4	Net of tax

10.	Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the six and three months ended June 30, 2020 and 2019:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Wholesalers(a)	$1,246.9	$1,317.8	$592.7	$706.0
Home Center retailers(b)	840.1	821.9	420.9	431.0
Other retailers(c)	159.6	142.4	77.0	75.0
Builder direct	106.8	112.4	52.1	57.3
U.S. net sales	2,353.4	2,394.5	1,142.7	1,269.3
International(d)	425.1	440.6	233.1	237.9
Net sales	$2,778.5	$2,835.1	$1,375.8	$1,507.2

(a)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(d)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit cost for pension for the six and three months ended June 30, 2020 and 2019 were as follows:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	Pension Benefits		Pension Benefits
	2020	2019	2020	2019
Service cost	$0.2	$0.2	$0.1	$0.1
Interest cost	14.2	16.4	7.1	8.2
Expected return on plan assets	(16.4)	(17.6)	(8.2)	(8.8)
Net periodic benefit income	$(2.0)	$(1.0)	$(1.0)	$(0.5)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Doors & Security segment.  All other defined benefit pension plans were frozen as of December 31, 2016.

12.	Income Taxes

The effective income tax rates for the six months ended June 30, 2020 and 2019 were 22.9% and 24.0%, respectively. The effective income tax rate in 2020 was favorably impacted by a benefit related to share-based compensation, and in 2019, was favorably impacted by a benefit related to decreases in uncertain tax positions, as a result of audit settlements with taxing authorities.

The effective income tax rates for the three months ended June 30, 2020 and 2019 were 24.2% and 23.2%, respectively. The effective income tax rate in 2019 was favorably impacted by decreases to uncertain tax positions, as a result of audit settlements with taxing authorities.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease in the range of $2.5 million to $8.5 million, primarily as a result of the conclusion of pending U.S. federal, state and foreign income tax proceedings.
13.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made.  We offer our customers various warranty terms based on the type of product that is sold.  Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2020 and 2019, respectively.

(In millions)	Six Months Ended June 30,
	2020	2019
Reserve balance at January 1,	$24.7	$24.9
Provision for warranties issued	11.6	13.0
Settlements made (in cash or in kind)	(12.6)	(12.5)
Reserve balance at June 30,	$23.7	$25.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the six and three months ended June 30, 2020 and 2019 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2020	2019	% Change vs. Prior Year
Net Sales
Cabinets	$1,158.7	$1,208.0	(4.1)%
Plumbing	973.8	964.7	0.9
Doors & Security	646.0	662.4	(2.5)
Net sales	$2,778.5	$2,835.1	(2.0)%
Operating Income (Loss)
Cabinets	$81.0	$108.9	(25.6)%
Plumbing	214.0	195.9	9.2
Doors & Security	76.7	72.4	5.9
Less: Corporate expenses	(43.7)	(39.2)	(11.5)
Operating income	$328.0	$338.0	(3.0)%

	Three Months Ended June 30,
(In millions)	2020	2019	% Change vs. Prior Year
Net Sales
Cabinets	$538.7	$635.0	(15.2)%
Plumbing	504.8	506.1	(0.3)
Doors & Security	332.3	366.1	(9.2)
Net sales	$1,375.8	$1,507.2	(8.7)%
Operating Income (Loss)
Cabinets	$37.3	$65.7	(43.2)%
Plumbing	109.5	106.7	2.6
Doors & Security	45.2	50.0	(9.6)
Less: Corporate expenses	(19.0)	(20.0)	5.0
Operating income	$173.0	$202.4	(14.5)%

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2020 and 2019 are shown below.

(In millions)	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$7.1	$2.3	$9.4	$2.3	$0.7	$3.0
Plumbing	3.2	(2.3)	0.9	3.3	5.8	9.1
Doors & Security	3.1	0.8	3.9	0.1	2.0	2.1
Corporate	1.5	0.3	1.8	—	—	—
Total	$14.9	$1.1	$16.0	$5.7	$8.5	$14.2

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.Restructuring and Other Charges (Continued)

Restructuring and other charges in the first six months of 2020 largely related to headcount actions associated with COVID-19 reductions in demand across all of our segments. Restructuring and other charges in the first six months of 2019 largely related to severance costs within our Plumbing and Cabinets segment and costs associated with closing facilities within our Plumbing and Doors & Security segments. Due to the continued uncertainty surrounding the COVID-19 pandemic, we may incur additional restructuring in future periods.

(In millions)	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Cabinets	$4.7	$2.2	$6.9	$1.2	$0.4	$1.6
Plumbing	2.9	(1.9)	1.0	3.2	4.6	7.8
Doors & Security	2.8	—	2.8	0.1	0.1	0.2
Total	$10.4	$0.3	$10.7	$4.5	$5.1	$9.6

(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the second quarter of 2020 largely related to headcount actions associated with COVID-19 reductions in demand across all of our segments. Restructuring and other charges in the second quarter of 2019 largely related to severance costs within our Plumbing and Cabinets segment and costs associated with closing facilities within our Plumbing segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/19	2020 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 6/30/20
Workforce reduction costs	$6.7	$14.5	$(7.2)	$—	$14.0
Other	0.1	0.4	(0.4)	—	0.1
	$6.8	$14.9	$(7.6)	$—	$14.1

(a)	Cash expenditures primarily relate to severance charges.

(In millions)	Balance at 12/31/18	2019 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 6/30/19
Workforce reduction costs	$9.9	$4.9	$(5.7)	$(0.1)	$9.0
Other	0.6	0.8	(0.9)	—	0.5
	$10.5	$5.7	$(6.6)	$(0.1)	$9.5

(a)	Cash expenditures primarily relate to severance charges.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings Per Share

The computations of earnings per common share for the six and three months ended June 30, 2020 and 2019 were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Net income	$225.0	$221.6	$116.2	$137.1
Less: Noncontrolling interest	0.1	(0.6)	0.4	(0.4)
Net income attributable to Fortune Brands	224.9	222.2	115.8	137.5

Basic earnings per common share	$1.62	$1.58	$0.84	$0.98
Diluted earnings per common share	$1.61	$1.57	$0.83	$0.97

Basic average shares outstanding	138.6	140.3	138.0	139.9
Stock-based awards	1.2	1.3	0.8	1.4
Diluted average shares outstanding	139.8	141.6	138.8	141.3
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	1.4	2.4	1.9	1.9

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six and three months ended June 30, 2020 and 2019. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the expected or potential impact of the novel coronavirus pandemic (“COVID-19”) on our business, operations or financial condition. In addition, statement regarding our general business strategies, market potential, future financial performance, the potential of our brands and other matters, expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, planned business strategies, anticipated market potential, future financial performance, impact of acquisitions and other matters. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) the uncertainties relating to the impact of COVID-19 on the Company’s business, operations and financial results, (ii) our reliance on the North American home improvement, repair and new home construction activity levels, and the North American and global economies generally, (iii) the competitive nature of consumer and trade brand businesses, (iv) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (v) our ability to develop new products or processes and improve existing products and processes, (vi) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (vii) risks associated with doing business internationally, including changes in trade-related tariffs and risks with uncertain trade environments, (viii) changes in government and industry standards, (ix) risks associated with entering into potential strategic acquisitions and integrating acquired property, (x) our ability to secure and protect our intellectual property rights, (xi) our reliance on key customers and suppliers, including wholesale distributors and dealers, (xii) risks associated with the disruption of operations, (xiii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiv) our ability to attract and retain qualified personnel and other labor constraints, (xv) impairments in the carrying value of goodwill or other acquired intangible assets, (xvi) delays or outages in our information technology system or computer networks, (xvii) risk of increases in our defined benefit-related costs and funding requirements, (xviii) future tax law changes or the interpretation of existing tax laws, (xix) potential liabilities and costs from claims and litigation, (xx) our ability to access the capital markets on terms acceptable to us, and (xix) the impact of COVID-19 on our business, financial performance and operating results. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Part II, Item 1A “Risk Factors” below.  We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

During the first half of 2020, in response to the COVID-19 pandemic, a number of countries and U.S. states issued orders requiring nonessential businesses to close and persons who were not engaged in essential businesses to stay at home.  Most states and jurisdictions designated our products, our retail channel partners and residential construction as essential business activities.  A small number of jurisdictions where we operate did not deem our products as part of an essential business, impacting both our ability to manufacture and the demand for some of our products.  While many jurisdictions began to relax restrictions during May and June, the COVID-19 pandemic negatively impacted our financial results in the second quarter, primarily due to pandemic-related reductions in demand, temporary closures of some of our facilities and increased inefficiencies at some of our plants and within parts of our supply chain. The long-term impacts of the COVID-19 pandemic continue to be unclear, and these negative impacts may continue to affect our results in later periods, largely depending on the timing and shape of the recovery as well as any further closures related to COVID-19.

Due to the continued inherent uncertainty surrounding COVID-19, including rapidly changing governmental directives, public health challenges and market reactions, it is challenging to estimate the future performance of our business and the financial impacts of COVID-19 in one or more later periods in 2020 compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year.

Our first priority with regard to COVID-19 continues to be to ensure the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. Because of our comprehensive use of appropriate risk mitigation and safety practices, we have largely been able to continue our business operations in this unprecedented business environment which could differentiate us from some of our competition.  We believe that the disruption caused by the pandemic created an increased consumer interest in investing in their homes and accelerated trends that we were experiencing prior to the pandemic, such as the shift towards value-priced cabinetry products and a focus on outdoor living. We have also taken proactive steps in our manufacturing supply chain and other areas to drive efficiencies which we expect to allow us to be more competitive both during and after the pandemic. We continue to believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure. We believe these long-held strengths will enable us to compete effectively during and after the COVID-19 pandemic. We will continue to focus on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value.  We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands.

We believe long-term our most attractive opportunities are to invest in profitable organic growth initiatives. We also believe that we have the potential to generate additional growth from leveraging our cash flow and balance sheet strength by pursuing accretive strategic acquisitions, non-controlling equity investments and joint ventures, and by returning cash to shareholders through dividends as explained in further detail under “Liquidity and Capital Resources” below.

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

In addition to the potential COVID-19 impacts noted above, we may be impacted by fluctuations in raw material, tariffs, transportation costs, changes in foreign exchange and promotional activity among our competitors.  We strive to offset the potential unfavorable impact of these items with productivity improvement initiatives and price increases.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2020 Compared To Six Months Ended June 30, 2019

	Net Sales
(In millions)	2020	2019	% Change vs. Prior Year
Plumbing	$973.8	$964.7	0.9%
Doors & Security	646.0	662.4	(2.5)
Cabinets	1,158.7	1,208.0	(4.1)
Net sales	$2,778.5	$2,835.1	(2.0)%

	Operating Income (Loss)
	2020	2019	% Change vs. Prior Year
Plumbing	$214.0	$195.9	9.2%
Doors & Security	76.7	72.4	5.9
Cabinets	81.0	108.9	(25.6)
Less: Corporate expenses	(43.7)	(39.2)	(11.5)
Operating income	$328.0	$338.0	(3.0)%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $56.6 million, or 2.0%, on lower volume due to the COVID-19 pandemic, unfavorable mix, higher rebate costs, and unfavorable foreign exchange of $12 million.  These factors were partially offset by price increases to help mitigate the cumulative impact from tariff related costs.

Cost of products sold

Cost of products sold decreased by $36.3 million, or 2.0%, due to the benefit from productivity improvements and lower net sales, partially offset by the impact of higher tariffs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $42.5 million, or 6.7%, due to the benefit from cost reductions including lower employee related costs, benefits from organizational restructuring initiatives and lower advertising costs.  These decreases were partially offset by higher transportation costs.

Amortization of intangible assets

Amortization of intangible assets increased by $0.5 million.

Asset impairment charges

Asset impairment charges of $22.5 million relate to indefinite-lived tradenames in our Plumbing and Cabinets segments.

Restructuring charges

Restructuring charges of $14.9 million in the six months ended June 30, 2020 largely related to headcount actions associated with COVID-19 reductions in demand across all of our segments. Restructuring charges of $5.7 million in the six months ended June 30, 2019 primarily related to severance costs within our Plumbing and Cabinets segments and costs associated with closing facilities within our Plumbing and Doors & Security segments.

Operating income

Operating income decreased by $10.0 million, or 3.0%, primarily due to lower net sales, the impact of higher tariffs and asset impairment charges. These factors were partially offset by price increases to help mitigate the impact of higher tariffs, the benefit from cost reductions including lower employee related costs and benefits from organizational restructuring initiatives.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense decreased $3.9 million to $44.3 million due to lower average borrowings and lower average interest rates.

Other income, net

Other income, net, was $11.3 million in the six months ended June 30, 2020, compared to $1.9 million in the six months ended June 30, 2019. The increase in other income, net is primarily due to gains of $11.0 million related to our January 2020 investment in Flo.

Income taxes

The effective income tax rates for the six months ended June 30, 2020 and 2019 were 22.9% and 24.0%, respectively. The effective income tax rate in 2020 was favorably impacted by a benefit related to share-based compensation, and in 2019, was favorably impacted by a benefit related to decreases in uncertain tax positions, as a result of audit settlements with taxing authorities.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $224.9 million in the six months ended June 30, 2020 compared to $222.2 million in the six months ended June 30, 2019. The increase was due to higher other income, lower interest expense and lower income tax expenses, partly offset by lower operating income.

Results By Segment

Plumbing

Net sales increased by $9.1 million, or 0.9%, due to higher sales volume from retail and e-commerce customers in the U.S. who remained open during the economic shutdowns, higher sales volume in China despite closures for COVID-19 and price increases to help mitigate the cumulative impact of tariffs.  These factors were partly offset by lower sales from showroom customers whose locations closed or operated at limited capacity as a result of the COVID-19 pandemic as well as unfavorable foreign exchange of approximately $10 million.

Operating income increased by $18.1 million, or 9.2%, due to higher sales volume, the benefit from productivity improvements, cost reductions including lower employee related costs, and lower restructuring and other charges. These benefits were partly offset by unfavorable mix, asset impairment charges ($13.0 million), the impact of higher tariffs and higher rebate costs as well as unfavorable foreign exchange of approximately $3 million.

Doors & Security

Net sales decreased by $16.4 million, or 2.5%, on lower volume primarily due to COVID-19 related supply chain challenges for security products, the discontinuance of a doors product line, unfavorable mix and higher rebate costs.  These factors were partially offset by price increases to help mitigate tariffs and higher volume from new customers for decking products.  Foreign exchange was unfavorable by approximately $2 million.

Operating income increased by $4.3 million, or 5.9%, due to price increases to help mitigate tariffs, the benefit from cost reductions including lower employee related costs, the absence in 2020 of amortization expense related to Fiberon’s inventory fair value adjustment ($1.8 million in 2019) and an expense due to a fair value adjustment associated with an idle manufacturing facility ($1.7 million in 2019). Foreign exchange was favorable by approximately $1 million. These factors were partially offset by the impact of tariffs, lower sales volume, unfavorable mix and higher restructuring costs.

Cabinets

Net sales decreased by $49.3 million, or 4.1%, due to a continued shift to value-priced point products from make-to-order products, lower volume primarily due to lower demand related to the COVID-19 pandemic and increased promotional costs, as well as unfavorable foreign exchange of approximately $1 million. These factors were partly offset by price increases to help mitigate the cumulative impact of tariffs.

Operating income decreased by $27.9 million, or 25.6%, due to lower net sales, asset impairment charges ($9.5 million), higher restructuring and other charges and higher tariffs.  These factors were partly offset by the benefit from cost reductions including lower employee related costs.

Corporate

Corporate expenses increased by $4.5 million, or 11.5%, due to higher employee-related costs, including higher restructuring and other charges.

RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2020 Compared To Three Months Ended June 30, 2019

	Net Sales
(In millions)	2020	2019	% Change vs. Prior Year
Plumbing	$504.8	$506.1	(0.3)%
Doors & Security	332.3	366.1	(9.2)
Cabinets	538.7	635.0	(15.2)
Net sales	$1,375.8	$1,507.2	(8.7)%

	Operating Income (Loss)
	2020	2019	% Change vs. Prior Year
Plumbing	$109.5	$106.7	2.6%
Doors & Security	45.2	50.0	(9.6)
Cabinets	37.3	65.7	(43.2)
Less: Corporate expenses	(19.0)	(20.0)	5.0
Operating income	$173.0	$202.4	(14.5)%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $131.4 million, or 8.7%, on lower volume due to the COVID-19 pandemic, unfavorable mix and unfavorable foreign exchange of approximately $9 million. These factors were partially offset by price increases to help mitigate the cumulative impact from tariff related costs.

Cost of products sold

Cost of products sold decreased by $76.7 million, or 7.9%, due to lower net sales and the benefit from productivity improvements, partially offset by unfavorable mix and higher tariffs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $44.4 million, or 13.8%, due to cost reductions, including lower employee related costs and benefits from organizational restructuring initiatives.

Amortization of intangible assets

Amortization of intangible assets increased by $0.2 million.

Asset impairment charges

Asset impairment charges of $13.0 million related to an indefinite-lived tradename in our Plumbing segment.

Restructuring charges

Restructuring charges of $10.4 million in the three months ended June 30, 2020 largely related to headcount actions associated with COVID-19 reductions in demand across all of our segments.  Restructuring charges of $4.5 million in the three months ended June 30, 2019 primarily related to severance costs within our Plumbing and Cabinets segments and costs associated with closing facilities within our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income decreased by $29.4 million, or 14.5%, primarily due to lower net sales, unfavorable mix, an asset impairment charge, the impact of tariffs and higher restructuring charges. These factors were partially offset by cost reductions, including lower employee related costs and benefits from organizational restructuring initiatives.

Interest expense

Interest expense decreased $2.3 million to $22.2 million due to lower average borrowings and lower average interest rates.

Other income, net

Other income, net, was $5.2 million in the three months ended June 30, 2020, compared to $0.7 million in the three months ended June 30, 2019. The increase in other income, net is primarily due to gains of $4.4 million related to our January 2020 investment in Flo.

Income taxes

The effective income tax rates for the three months ended June 30, 2020 and 2019 were 24.2% and 23.2%, respectively. The effective income tax rate in 2019 was favorably impacted by decreases to uncertain tax positions, as a result of audit settlements with taxing authorities.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $115.8 million in the three months ended June 30, 2020 compared to $137.5 million in the three months ended June 30, 2019.  The decrease was due to lower operating income, partly offset by higher other income, lower interest expense and lower income tax expenses.

Results By Segment

Plumbing

Net sales decreased by $1.3 million, or 0.3%, due to lower volume from showroom customers whose locations closed or operated at limited capacity as a result of the COVID-19 pandemic, as well as unfavorable foreign exchange of approximately $7 million.  These factors were partly offset by higher sales volume in China despite closures for COVID-19, higher sales volume from retail and e-commerce customers in the U.S. who remained open during the economic shutdowns and price increases to help mitigate the cumulative impact of tariffs.

Operating income increased by $2.8 million, or 2.6%, due to the benefit from cost reductions including lower employee related costs, productivity improvements and lower restructuring and other charges. These benefits were partly offset by unfavorable sales mix, asset impairment charges ($13.0 million) and the impact of higher tariffs as well as unfavorable foreign exchange of approximately $2 million.

Doors & Security

Net sales decreased by $33.8 million, or 9.2%, on lower volume in security products primarily due to COVID-19 related supply chain challenges, the discontinuance of a doors product line, and unfavorable mix.  These factors were partially offset by price increases to help mitigate the cumulative impact from tariff related costs and higher volume from new customers for decking products.  Foreign exchange was unfavorable by approximately $1 million.

Operating income decreased by $4.8 million, or 9.6%, due to lower sales volume, unfavorable mix, and higher restructuring charges.  These factors were partially offset by the benefit from costs reductions including lower employee related costs. Foreign exchange was favorable by approximately $1 million.

Cabinets

Net sales decreased by $96.3 million, or 15.2%, on lower volume primarily due to lower demand related to the COVID-19 pandemic and a continued shift to value-priced point products from make-to-order products, as well as unfavorable foreign exchange of approximately $1 million. These factors were partly offset by price increases to help mitigate the cumulative impact of tariffs.

Operating income decreased by $28.4 million, or 43.2%, due to lower net sales and higher restructuring costs.  These factors were partly offset by the benefit from costs reductions including lower employee related costs as well as productivity improvements.

Corporate

Corporate expenses decreased by $1.0 million, or 5.0%, due to lower employee-related costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facilities and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under our credit facilities and access to capital markets, provide sufficient liquidity to support the Company’s liquidity and financing needs, which are to support working capital requirements, fund capital expenditures and service indebtedness, as well as to finance acquisitions, and pay dividends to stockholders, as the Board of Directors deems appropriate.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2019 entitled “Item 1A. Risk Factors,” updated in “Item 1A – Risk Factors” below. In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

At June 30, 2020, the Company had aggregate outstanding notes in the amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of June 30, 2020 and December 31, 2019:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 30, 2020	December 31, 2019
3.000% Senior Notes	$400.0	June 2015	June 2020	$—	$399.7
4.000% Senior Notes	500.0	June 2015	June 2025	496.2	495.8
4.000% Senior Notes (the "2018 Notes")	600.0	September 2018	September 2023	596.6	596.1
3.250% Senior Notes	700.0	September 2019	September 2029	693.1	692.7
Total Senior Notes				$1,785.9	$2,184.3

During June 2020, we repaid all amounts outstanding on the 3.000% Senior Notes issued in June 2015 which were scheduled to mature in June 2020 using borrowings under our 2019 Revolving Credit Agreement (as defined below). In September 2019, the Company issued $700 million of unsecured senior notes (“2019 Notes”) in a registered public offering. The 2019 Notes are due in 2029 with a coupon rate of 3.25%. The Company used the proceeds from the 2019 Notes offering to repay in full a $350 million term loan and to pay down outstanding balances under our 2019 Revolving Credit Agreement

.

Credit Facilities

In April 2020, the Company entered into a 364-day, supplemental $400 million revolving credit facility (the “2020 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. Given the uncertain nature and duration of the COVID-19 pandemic, this was a proactive step taken out of an abundance of caution to provide ample liquidity for the business. The terms and conditions of the 2020 Revolving Credit Agreement are essentially the same as the Company’s existing $1.25 billion revolving credit facility except for additional provisions related to cash hoarding and the use of debt issuance proceeds.  Interest rates under the 2020 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 1.4% to LIBOR + 1.8%. The 2020 Revolving Credit Agreement includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the 2020 Revolving Credit Agreement includes a covenant under which the Company’s ratio of consolidated total indebtedness minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0.  As of June 30, 2020, there were no outstanding borrowings under this facility and we were in compliance with all covenants under this facility.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Borrowings amounting to $165.0 million were rolled-over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. This amendment and restatement of the credit agreement was a non-cash transaction for the Company.  On June 30, 2020 our outstanding borrowings under this facility was $460.0 million.  On December 31, 2019 our outstanding borrowings under this facility was zero.  This facility is included in Long-term debt in the condensed consolidated balance sheets. As of June 30, 2020, we were in compliance with all covenants under this facility.

In September 2019, the Company used the proceeds from the 2019 Notes to repay the full outstanding balance on the Term Loan entered into in March 2018 and subsequently amended in August 2018 and March 2019 (the “Term Loan”).  Following the March 2019 amendment, the Term Loan provided for borrowings of $350 million and matured in March 2020. At December 31, 2019, amounts due under the Term Loan were zero.

Cash and Seasonality

On June 30, 2020, we had cash and cash equivalents of $398.4 million, of which $313.5 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year. Additionally, as noted in the overview section above, we are uncertain of the impact of COVID-19 to our net sales, supply chain, manufacturing, and distribution as well as overall new construction, repair and remodel activity, and consumer spending.

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

Share Repurchases and Dividends

In the first six months of 2020, we repurchased 2.5 million shares of our outstanding common stock under the Company’s share repurchase programs for $150.0 million. We did not repurchase any shares during the second quarter of 2020, and our share repurchase authorization expired on July 13, 2020. Our Board of Directors will continue to evaluate whether and when to authorize a new share repurchase program.

In the first six months of 2020, we paid dividends in the amount of $66.6 million to the Company’s shareholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2020 and 2019.

(In millions)	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$260.5	$112.0
Net cash used in investing activities	(100.2)	(50.8)
Net cash used in financing activities	(142.2)	(53.0)
Effect of foreign exchange rate changes on cash	(8.0)	4.9
Net increase in cash and cash equivalents	$10.1	$13.1

Net cash provided by operating activities was $260.5 million in the six months ended June 30, 2020, compared to net cash provided by operating activities of $112.0 million in the six months ended June 30, 2019. The increase in cash provided of $148.5 million was primarily due to smaller increases in working capital due to disruptions arising from COVID-19 and increases in accrued taxes.

Net cash used in investing activities was $100.2 million in the six months ended June 30, 2020, compared to net cash used in investing activities of $50.8 million in the six months ended June 30, 2019. The increase in cash used of $49.4 million was primarily due to the acquisition of additional shares of Flo Technologies in January 2020 and April 2020, partially offset by a decline in capital expenditures.

Net cash used in financing activities was $142.2 million in the six months ended June 30, 2020, compared to cash used in financing activities of $53.0 million in the six months ended June 30, 2019. The increase in cash used of $89.2 million was primarily due to higher share repurchases in 2020 compared to 2019, partly offset by the absence of deferred acquisition payments made during 2019 ($19 million).

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

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six and three months ended June 30, 2020 and 2019.  We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws.  Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs.  We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

The current outbreak of the novel coronavirus (“COVID-19”) has impacted our business and is expected to continue to cause further disruptions to our business, financial performance and operating results.

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

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2020:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2020	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	—	$—	—	$163,747,136
May 1 – May 31	—	—	—	163,747,136
June 1 – June 30	—	—	—	163,747,136
Total	—	$—	—

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
July 13, 2018	July 16, 2018	$400 million	July 13, 2020

Item 6.	EXHIBITS

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

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: July 30, 2020	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)