Form 10-K
period 2020-12-31
Fortune Brands Home & Security, Inc.
filed 2021-02-24
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐        No    ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2020 (the last day of the registrant’s most recent second quarter) was $8,785,219,109.  The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 5, 2021, was 138,666,262.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 4, 2021 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2021 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1.    Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the expected or potential impact of the novel coronavirus pandemic (“COVID-19”) on our business, operations or financial condition in addition to statements regarding our general business strategies, anticipated market potential, future financial performance, the potential of our brands expected capital spending, expected pension contributions, the anticipated effects of recently issued accounting standards on our financial statements, planned business strategies, market potential, future financial performance and other matters. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the expectations, estimates, assumptions and projection about our industry, business and future financial results available at the time this report is filed with the Securities and Exchange Commission (the “SEC”) or, with respect to any documents incorporated by reference, available at the time such document was prepared or filed with the SEC. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the section below entitled “Risk Factors.” Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by the law.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Home & Security, Inc. and its consolidated subsidiaries.

Our Company

We are a leading home and security products company that competes in attractive long-term growth markets in our product categories. With a foundation of market-leading brands across a diversified mix of channels and lean and flexible supply chains, as well as a tradition of strong product innovation and customer service, we are focused on outperforming our markets in both growth and returns and driving increased stockholder value. As a manufacturer, conducting business ethically is a priority for our businesses. We continue to look for ways to improve our environmental, social and governance (“ESG”) programs and practices by focusing on ways to improve water conservation, waste reduction and carbon and climate impact, keeping our employees safe and creating a culture where all employees are treated with dignity and respect. We believe that advancing ESG initiatives are critical to making sure we continue to serve our customers with products that meet their needs.

We continue to have three business segments: Plumbing, Outdoors & Security and Cabinets. In the fourth quarter of 2020, our Doors & Security segment was renamed “Outdoors & Security” to better align with the segment’s strategic focus on the fast-growing outdoor living space and to better represent the brands within the segment, including the newly acquired Larson Manufacturing (“Larson”). The Outdoors & Security segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported.

We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers, e-commerce and other retail outlets Despite increased pressures on commodity and logistics costs driven in part by tariffs, higher commodity costs and COVID-19, our performance during 2020 demonstrates the strength of our operating model and our ability to generate profitable growth as sales volume increases and we leverage our structural competitive advantages to gain share in our categories. We believe the Company’s impressive track record reflects the long-term attractiveness and potential of our categories and our leading brands.

Our Strategy

Build on leading business and brand positions in attractive growth and return categories. We believe that we have leading market positions and brands in many of our product categories in the United States. In 2020, we expanded further into the outdoor living market by acquiring Larson, the leading brand of storm, screen and security doors in North America. Larson’s suite of products creates a bridge from the inside to the outside of the home, and further strengthens the products offered by our Outdoors & Security segment. During 2020 and since acquiring Fiber Composites LLC (“Fiberon”) in 2018, we significantly expanded our distribution partnerships for our Fiberon brand in the U.S., including a major new distribution partnership with

Orepac. In addition, our Cabinets segment continued to focus on growth initiatives in the value priced segments of the market. In Plumbing, we continued to grow our brand presence in our ”entry-level” demographics including millennial home buyers.

Continue to develop innovative products for customers, designers, installers and consumers. Sustained investments in consumer-driven product innovation and customer service, along with our low-cost structures, have contributed to our success in the marketplace and to gain share in our product categories. In 2020, our Global Plumbing Group (“GPG”) continued to develop products with our partners in the “whole home” and “smart home” water category including the Flo by Moen Smart Water Detector and U by Moen Smart Faucet. GPG also continued to work with partners in 2020 to develop new technologies and designs such as the Nebia by Moen spa shower and aromatherapy handshowers. In 2020, MasterBrand Cabinets, which provides a wide range of cabinets for the home, focused on the shift in the marketplace toward stock cabinetry by introducing its value-priced cabinet line into the U.S. Southwest region. In Cabinets, we continued to develop innovative new cabinet door designs, cabinet lighting systems, color palettes and features in a range of styles that allow consumers to create a custom kitchen look at an affordable price and introduced new, exclusive laminate door and finish options across multiple price segments. We continue to provide channel support with responsive websites featuring our cabinet brands that drives consumers to our partner/third-party dealers. The Therma-Tru portfolio of fashionable door and glass collections continues to evolve to meet current and emerging architectural design trends. In 2020, Fiberon expanded its offering of premium PVC decking products and also brought new products to its railing category. Master Lock continued to be an innovation leader in security and safety products and services, driven by consumer and end user focused insights with continued emphasis on electronic enabled solutions for enhanced capability and convenience. SentrySafe continued to provide a full portfolio of quality security, fire and water resistant safes to help consumers and small business owners protect documents and valuables.

Expand in international markets. We expect to have opportunities to expand sales by further penetrating international markets, which represented approximately 16% of net sales in 2020. We continue to develop our relationship with dealers and distributors and their Moen-branded stores throughout China. In our Cabinets segment, WoodCrafters introduced a variety of cabinetry products in Mexico.

Leverage our global supply chains. We are using lean manufacturing, design-to-manufacture and distributive assembly techniques to make our supply chains more flexible and improve supply chain quality, cost, response times and asset efficiency. We view our global supply chains and manufacturing presence as a strategic asset not only to support strong operating leverage as volumes increase, but also to enable the profitable growth of new products, adjacent market expansion and international growth. We believe our flexible supply chain will enable us to compete effectively during and after the COVID-19 pandemic.

Enhance returns and deploy our cash flow to high-return opportunities. We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and return cash to stockholders through a combination of dividends and repurchases of shares of our common stock. In 2020, we repurchased approximately 2.9 million shares of our outstanding common stock under the Company’s share repurchase program for $187.6 million and returned $133.3 million to stockholders through dividends. In December 2020, we acquired Larson, providing category expansion and product extension opportunities in the outdoor living space for our Outdoors & Security segment.

Invest in ESG initiatives that positively impact our employees and community and conduct business responsibly. As a manufacturer, conducting business ethically is a priority for our businesses. We believe that holding our team, our suppliers and the products that we deliver to a high set of standards strengthens our company and builds a foundation for lasting success and stockholder value creation. Employee safety is also a priority for our businesses and our emphasis on it has yielded strong results over time with fewer recordable incidents and lower lost time rates. Our Company enhanced our safety protocols and practices to provide safe workplaces for our employees during COVID-19. In 2020, we also took steps to raise awareness and build a more diverse, equitable and inclusive organization through training, inclusive culture councils and employee resource groups.

Our Competitive Strengths

We believe our competitive strengths include the following:

Leading brands. We have leading brands with sustainable competitive advantages in many of our product categories in the U.S. and China. We believe that established brands are meaningful to both consumers and trade customers in their respective categories and that we have the opportunity to, among other things, gain share in the marketplace and continue to strengthen many of our brands through cross-branding, expanding into adjacent product categories, and growing in international and e-commerce markets.

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
•

the value our products add to a home, particularly with kitchen and bath remodeling and additions offered by our Plumbing and Cabinet products, the curb appeal offered by stylish entry door systems and the expanding outdoor living market offered through our Fiberon and Larson brands;

•	favorable long-term trends in household formations that benefit the outlook for our markets over time;
•	the relatively stable demand for plumbing and security products; and
•	the opportunity to expand into adjacent categories.

Operational excellence. In 2020, we invested approximately $87.1 million to support long-term growth potential and new products both in the U.S. and international markets. In addition, our supply chains and low cost manufacturing structures allow us to adapt to challenging market conditions, including the impact from COVID-19 and tariffs. We believe that margin improvement will continue to be driven predominantly by organic volume growth accommodated by current production capacity, prioritized investments in higher growth areas, and leveraging best practices across our brands.

Commitment to innovation. We have a long track record of successful product and process innovations that introduce valued new products to our customers and consumers. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets.

Diverse sales end-use mix. We sell in a variety of product categories and sales channels in the U.S. home and security products markets. In addition, our exposure to changing levels of U.S. residential new home construction activity is balanced with repair and remodel activity, which comprised a substantial majority of the overall U.S. home products market and about two-thirds of our U.S. home products sales in 2020. We also benefit from a stable market for plumbing and security products and international sales growth opportunities.

Strong sales and distribution channels. We sell through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented to builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers, e-commerce and other retail outlets. We are able to leverage these existing sales channels to expand into adjacent product categories. In 2020, sales to our top ten customers represented less than half of total sales.

Leveraging cross-company experience. Our business segments are focused on distinct product categories and are responsible for their own performance while Operating Councils across our brands share best practices and common core capabilities. This structure enables each of our segments to independently best position itself within each category in which it competes, while gaining the benefit of cross-company synergies. This structure also reinforces strong accountability for operational and financial performance. Each of our segments focuses on its unique set of consumers, customers, competitors and suppliers, while also sharing best practices.

Strong capital structure. We exited 2020 with a strong balance sheet. As of December 31, 2020, we had $419.1 million of cash and cash equivalents and total debt was $2,572.2 million, resulting in a net debt position of $2,153.1 million. In addition, we had $865.0 million available under our credit facilities as of December 31, 2020.

Business Segments

We have three business segments:  Plumbing, Outdoors & Security and Cabinets. In the fourth quarter of 2020, our Doors & Security segment was renamed “Outdoors & Security” to better align with the segment’s strategic focus on the fast-growing outdoor living space and to better represent the brands within the segment, including the newly acquired Larson. The Outdoors & Security segment name change had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported. The following table shows net sales for each of these segments and key brands within each segment:

Segment	2020 Net Sales (in millions)	Percentage of Total 2020 Net Sales	Key Brands
Plumbing	$2,202.1	36.2%	Moen, ROHL, Riobel, Victoria +Albert, Perrin & Rowe, Shaws
Outdoors & Security	1,419.2	23.3%	Therma-Tru, Larson, Master Lock, Fiberon, SentrySafe, Fypon, American Lock
Cabinets	2,469.0	40.5%	Aristokraft, Diamond Now, Mid-Continent, Homecrest, Kitchen Craft, Omega, EVE, Diamond Reflections, Diamond, Kemper, Schrock, Starmark, Ultracraft, Mantra
Total	$6,090.3	100.0%

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 16% of 2020 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 15% of the Company’s net sales in 2020. Sales to all U.S. home centers in the aggregate were approximately 31% of net sales in 2020.

Plumbing. Our Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe and Shaws brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Mexico, Southeast Asia, Europe and South America. Approximately 31% of 2020 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 25% of net sales of the Plumbing segment in 2020. This segment’s chief competitors include Masco, Kohler, LIXIL Group, InSinkErator (owned by Emerson Electronic Company) and imported private-label brands.

Outdoors & Security. Our Outdoors & Security segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand name, storm, screen and security doors under the Larson brand name, composite decking and railing under the Fiberon brand name, and urethane millwork under the Fypon brand name. It also manufactures, sources and distributes locks, safety and security devices, and electronic security products under the Master Lock and American Lock brands and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 11% of 2020 net sales were to international markets. This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In addition, it sells lock systems and fire resistant safes to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 26% of net sales of the Outdoors & Security segment in 2020. Therma-Tru, Larson, Fiberon and Fypon brands compete with Masonite, JELD-WEN, Andersen, Trex, Azek, Plastpro, Pella and various regional and local suppliers. The Master Lock brand competes with Abus, W.H. Brady, Hampton, Allegion, Assa Abloy and various imports. The SentrySafe brand competes with Magnum, Fortress and Interlocks.

Cabinets. Our Cabinets segment manufactures high quality stock, semi-custom and custom cabinetry, as well as vanities, for the kitchen, bath and other parts of the home through a regional supply chain footprint to deliver high quality cabinets and service to our customers. This segment sells a portfolio of brands that enable our customers to differentiate themselves against competitors. This portfolio includes brand names such as, Aristokraft, Diamond Now, Mid-Continent, Homecrest, Kitchen Craft, Omega, EVE, Diamond Reflections, Diamond, Kemper, Schrock, Starmark, Ultracraft and Mantra. Substantially all of this segment’s sales are in North America. This segment sells directly to kitchen and bath dealers, home centers, wholesalers and large builders. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 38% of net sales of the Cabinets segment in 2020. This segment’s competitors include Cabinetworks Group (formerly ACPI) and American Woodmark, as well as a large number of overseas, regional and local suppliers.

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

Segment	Raw Materials
Plumbing	Brass, zinc, resins, stainless steel and aluminum
Outdoors & Security	Wood, resins, steel, glass, plastics, aluminum and insulating foam
Cabinets	Hardwoods (maple, birch and oak), plywood and particleboard

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

Human Capital Resources. As of December 31, 2020, Fortune Brands had approximately 27,500 full-time and part-time employees worldwide (excluding contract workers). Approximately 77% of our workforce is composed of hourly production associates and the remaining population is composed of associates in a professional role. Approximately 15% of employees in the U.S. work under collective bargaining agreements. Below is a summary of the number of employees by segment and role:

Segment	Production Hourly	Professional	Total
Plumbing	2,478	1,998	4,476
Outdoors & Security	5,132	1,904	7,036
Cabinets	13,497	2,370	15,867
Corporate	—	126	126

Our employees are our greatest asset. The Company endeavors to create an environment that keeps our employees safe, treats them with dignity and respect and fosters a culture of performance. Fortune Brands does this through the programs summarized below, the objectives and related risks of each is overseen by our Board of Directors or one of its committees.

Health and Safety

Safety is a critical element to Fortune Brands’ growth strategy, integral to Company culture and one of our core values. Our Employee Safety & Environmental Stewardship Principles set standards for how we maintain a safe work environment and guides our business operations. The Company also has an Environmental, Health & Safety Leadership council comprised of representatives from across the Company’s businesses that share best practices and is responsible for driving environmental, health and safety strategy. This helps drive our best-in-class programs designed to reinforce positive behaviors, empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk.

COVID-19 Safety

Our safety focus was demonstrated in our response to the COVID-19 pandemic when we quickly acted to enhance our safety protocols and practices to provide safer workplaces for our associates and continue to operate our businesses during the pandemic.

During the early stages of the COVID-19 pandemic, Fortune Brands formed an organization-wide, cross-functional COVID-19 project management team to coordinate the Company's overall response and to make decisions that protect the safety and well-being of our employees. This team led efforts to develop and monitor business continuity plans and shared best practices so that the entire Company could benefit from our collective experiences.

Our U.S. factory workers were generally deemed essential by the states where we operate and as a result, except for limited short term plant shut downs, our plants in the U.S. remained open throughout 2020. In addition, most of our plants outside of the U.S. remained open in 2020. Some of the ways that Fortune Brands’ enhanced employee safety during COVID-19:

•	Established physical distancing procedures for our production employees by adding extra shifts, staggering start and finish times and increasing space or adding barriers between stations;
•	Implemented temperature screening and health checks and mandated face coverings at the majority of our manufacturing facilities;
•	Adjusted attendance policies to encourage those who are sick to stay home and required associates to work remotely when possible.

The Company also enhanced benefit programs during COVID-19 to provide a leave of absence for COVID-19 related time off and provided telemedicine benefits at no cost to employees for four months. The Company also provided access to COVID-19 testing and amended its 401(k) savings plan to enhance hardship distributions and loan eligibility and repayment terms.

Attracting and Retaining Superior Talent

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards program for our employees in order to attract and retain superior talent. These programs not only include base wages and performance based incentives, but also health, welfare and retirement benefits.

Creating a Culture of Diversity, Equity and Inclusion (“DEI”)

We strive to have an inclusive culture and diverse workforce, reflective of our consumers and communities. We believe that attracting and retaining talented and diverse employees will enable us to be more innovative, responsive to consumer needs and deliver strong performance and growth. In 2020, we took multiple actions to support an inclusive culture and increase representation and engagement of underrepresented associates.

In 2020, Fortune Brands joined the CEO Action for Diversity & Inclusion. We also implemented an unconscious bias learning program to the most senior leaders across the organization to increase DEI awareness and break bias in the decision making process, and plan to roll it out to more associates in the coming year. We also established a key partnership with Network of Executive Women to help focus on the development and advancement of women. These actions supplemented the Company’s (i) inclusive culture councils which are responsible for setting priorities and initiatives that support an inclusive work environment, and (ii) employee resource groups that support diversity, equity, and inclusion initiatives, provide networking and professional development opportunities.

Talent Development and Succession

We aim to inspire and equip our associates to be successful in their current role within the organization and help them to develop the skills to build on opportunities to grow their career. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles, while attracting new talent and capabilities in support of continuous improvement in all we do. Fortune Brands uses performance management programs to support a high-performance culture, strengthening our employee engagement and helping to retain our top talent. The Company provides associates with relevant skills training and provides leadership training for production associates in a supervisory role and mid-level professional associates. The Company also makes a significant investment in assessing our talent against the jobs both in the near term and in the future state and ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

Succession planning for critical roles is an important part of our talent program. Succession and development plans are created and monitored to ensure progress is made along established timelines.

Seasonality. All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair and remodel activity and security buying are at their lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2020, ten such instances have not been dismissed, settled or otherwise resolved.  In 2020, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2020 and 2019, we had accruals of $0.3 and $0.2 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

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

Available Information. The Company’s website address is www.FBHS.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. Reports filed with the SEC are also made available on its website at www.sec.gov. We also make available on our website, or in printed form upon request, free of charge, our annual ESG report, Corporate Governance Principles, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Charters for the Committees of our Board of Directors and certain other information related to the Company.

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

Industry Risks

Our business primarily relies on North American home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, demographic changes, consumer income, government tax programs, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations.

We operate in very competitive consumer and trade brand categories.

The markets in which we operate are very competitive. Although we believe that competition in our businesses is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion trends, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Some of our competitors may resort to price competition to sustain or grow market share and manufacturing capacity utilization. Also, certain large customers continue to offer private-label brands that compete with some of our product offerings as a lower-cost alternative. We also face pressure from imported ‘flat pack’ cabinets. The strong competition that we face in all of our businesses may adversely affect our profitability and revenue levels, as well as our results of operations, cash flows and financial condition.

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

We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations, cash flows and financial condition. The consolidation of distributors or the financial instability or default of a distributor or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors, representatives or retailers may also market other products that compete with our products. The loss or termination of one or more of our major distributors, representatives or retailers, the failure of one or more of our distributors, representatives or retailers to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers could adversely affect our ability to bring products to market.

Operational and Sourcing Risks

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

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Mexico, Europe, Africa, Canada and China. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including viral pandemics), terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by international trade regulations, including duties, tariffs and antidumping penalties. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political, economic or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from China where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations and policies pertaining to trade agreements, health and safety (including protection of employees as well as consumers), taxes and environmental concerns continue to emerge domestically, as well as internationally. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods.  It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition.

Risks associated with the disruption of operations could adversely affect our results of operations, cash flows and financial condition.

We manufacture a significant portion of the products we sell. Any prolonged disruption in our operations, whether due to technical or labor difficulties, COVID-19, weather, lack of raw material or component availability, startup inefficiencies for new operations, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

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

Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. During the years ended December 31, 2020, 2019 and 2018, we recorded non-cash impairment charges related to indefinite-lived intangible assets of $22.5 million, $41.5 million and $62.6 million, respectively. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the Company’s recent impairment charges, there is minimal difference between the estimated fair values and the carrying values of some our indefinite-lived intangible assets, increasing the possibility of future impairment charges.

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

General Risk Factors

The current outbreak of COVID-19 impacted our business and may cause further disruptions to our business, financial performance and operating results.

The COVID-19 pandemic had an impact on many aspects of the Company’s operations and may impact the Company in the future, including impacting our ability to efficiently operate our facilities across the globe, the ability of our suppliers to manufacture key inputs, as well as potential other impacts on customer behaviors, the Company’s employees and the market generally. Our business could be negatively impacted over the longer term if the disruptions related to COVID-19 decrease consumer confidence and housing investments; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products.

The inherent uncertainty surrounding COVID-19, makes it more challenging for our management to estimate the future performance of our business and the economic impact of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring and other charges. Accordingly, future developments may materially impact our current estimates of such charges.

Risks associated with strategic acquisitions and joint ventures could adversely affect our results of operations, cash flows and financial condition.

We consider acquisitions and joint ventures as a means of enhancing stockholder value. Acquisitions and joint ventures involve risks and uncertainties, including difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers and brands; the inability to achieve the expected financial results and benefits of transactions; the loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; and diversion of management’s attention from other business matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in dilution in earnings per share and return on capital.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate, the resolution of unrecognized tax benefits and cash tax payments.

Our businesses are subject to income taxation in the U.S., as well as internationally. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement. In addition, significant judgement is required in determining our provision for income taxes. Our total income tax expense could be affected by changes in tax rates in the jurisdictions in which our businesses are subject to taxation, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or the interpretation of such laws by tax authorities.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive office is located in Deerfield, Illinois. We operate 36 U.S. manufacturing facilities in 19 states and have 21 manufacturing facilities in international locations (8 in Mexico, 2 in Asia, 4 in Europe, 4 in Africa, and 3 in Canada). In addition, we have 64 distribution centers and warehouses worldwide, of which 49 are leased. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Plumbing	7	5	12	7	16	23
Outdoors & Security	17	3	20	5	16	21
Cabinets	21	4	25	3	17	20
Totals	45	12	57	15	49	64

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

Item 4.    Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers.

Our current executive officers are as follows:

Name	Age	Position
Nicholas I. Fink	46	Chief Executive Officer
Patrick D. Hallinan	53	Senior Vice President & Chief Financial Officer
Cheri M. Phyfer	49	President, Plumbing
Brett E. Finley	50	President, Outdoors & Security
R. David Banyard, Jr.	52	President, Cabinets
John D. Lee	48	Senior Vice President, Global Growth & Development
Robert K. Biggart	66	Senior Vice President, General Counsel & Secretary
Sheri R. Grissom	56	Senior Vice President, Chief Human Resources Officer
Brian C. Lantz	58	Senior Vice President, Communications & Corporate Administration
Marty Thomas	62	Senior Vice President, Operations & Supply Chain Strategy
Dan Luburic	49	Vice President and Corporate Controller

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

Patrick D. Hallinan has served as Senior Vice President & Chief Financial Officer of Fortune Brands since July 2017. From January 2017 to July 2017, Mr. Hallinan served as Senior Vice President of Finance of Fortune Brands. Mr. Hallinan served as Vice President, Finance and Chief Financial Officer of Moen Incorporated, a subsidiary of Fortune Brands, from November 2013 to January 2017.

Cheri M. Phyfer has served as President of the Plumbing segment since March 2019. Ms. Phyfer served as President of Moen’s U.S. business from February 2018 to March 2019. Prior to that, Ms. Phyfer held various positions at the Sherwin-Williams Company, a manufacturer of paint and coatings products, including President of the Consumer Brands Group (2017) and President & General Manager – Diversified Brands from 2013 to 2017.

Brett E. Finley has served as President of the Outdoors & Security segment since July 2018. From February 2016 to July 2018, Mr. Finley served as the President of Fortune Brands Doors, Inc. Prior to that, Mr. Finley held various leadership positions at IDEX Corporation, a global manufacturer of fluidics systems and specialty engineered products, including Senior Vice President and Group Executive, Fluid & Metering Technologies Segment.

R. David Banyard, Jr. has served as President of the Cabinets segment since November 2019. Mr. Banyard served as President and Chief Executive Officer of Myer Industries, an international manufacturer of packaging, storage, and safety products and specialty molding, from December 2015 to October 2019.

John D. Lee has served as Senior Vice President, Global Growth & Development of Fortune Brands since January 2020. Mr. Lee served as Senior Vice President, Global Growth & Development of the Plumbing segment from July 2016 to January 2020. Prior to that he served as Vice President and Head of Strategy, Americas of Beam Suntory, Inc., a global spirits company, from January 2015 to July 2016.

Robert K. Biggart has served as Senior Vice President, General Counsel & Secretary of Fortune Brands since December 2013.

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

Marty Thomas has served as Senior Vice President, Operations & Supply Chain Strategy since September 2017. Mr. Thomas served as Senior Vice President of Global Operations and Engineering Services at Rockwell Automation, Inc., a provider of industrial automation and information products, from 2006 to 2016.

Dan Luburic has served as Vice President and Corporate Controller of Fortune Brands since October 2011.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “FBHS”.

In December 2020, our Board of Directors increased the quarterly cash dividend by 8% to $0.26 per share of our common stock.  Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On February 5, 2021, there were 8,604 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2020:

Three Months Ended December 31, 2020	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	52,200	$80.11	52,200	$495,818,023
November 1 – November 30	40,057	83.56	40,057	492,470,912
December 1 – December 31	365,200	82.23	365,200	462,438,975
Total	457,457	$82.11	457,457

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
September 21, 2020	September 21, 2020	$500 million	September 21, 2022

Stock Performance

FORTUNE BRANDS HOME & SECURITY, INC. STOCK PRICE PERFORMANCE
(With Dividend Reinvestment)
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
FBHS
S&P 500
Peer Index

The above graph compares the relative performance of our common stock, the S&P 500 Index and a Peer Group Index. This graph covers the period from December 31, 2015 through December 31, 2020. This graph assumes $100 was invested in the stock or the index on December 31, 2015 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Peer Group Index. The 2020 peer group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

American Woodmark Corporation, Armstrong World Industries, Inc., Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Masonite International Corporation, Mohawk Industries, Inc., Newell Brands Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc. and Fastenal Company.

Calculation of Peer Group Index

The weighted-average total return of the entire peer group, for the period of December 31, 2015 through December 31, 2020, is calculated in the following manner:

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

Item 6.    Selected Financial Data.

Five-year Consolidated Selected Financial Data

	Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018	2017	2016
Income statement data(a)(e)(f)
Net sales	$6,090.3	$5,764.6	$5,485.1	$5,283.3	$4,984.9
Cost of products sold	3,925.9	3,712.2	3,525.7	3,358.3	3,188.8
Selling, general and administrative expenses	1,282.6	1,256.3	1,241.4	1,196.9	1,135.5
Amortization of intangible assets	42.0	41.4	36.1	31.7	28.1
Loss on sale of product line	—	—	—	2.4	—
Asset impairment charges	22.5	41.5	62.6	3.2	—
Restructuring charges	15.9	14.7	24.1	8.3	13.9
Operating income	801.4	698.5	595.2	682.5	618.6
Income from continuing operations, net of tax(b)(c)	562.0	431.3	390.0	475.3	412.4
Basic earnings per share – continuing operations	3.99	3.09	2.69	3.10	2.67
Diluted earnings per share – continuing operations	3.94	3.06	2.66	3.05	2.61
Other data(a)(e)(f)
Depreciation and amortization	$163.5	$152.7	$149.6	$130.3	$122.7
Cash flow provided by operating activities	825.7	637.2	604.0	600.3	650.5
Capital expenditures	(150.5)	(131.8)	(150.1)	(165.0)	(149.3)
Proceeds from the disposition of assets	1.6	4.2	6.1	0.4	3.9
Dividends declared per common share	0.98	0.90	0.82	0.74	0.66
Balance sheet data(e)(f)
Total assets(c)(d)	$7,358.7	$6,291.3	$5,964.6	$5,511.4	$5,128.5
Total third party debt	2,572.2	2,184.3	2,334.0	1,507.6	1,431.1
Total invested capital	5,347.7	4,612.0	4,513.9	4,108.7	3,794.1

(a)

Income statement data excludes discontinued operations. Other data is derived from the Statement of Cash Flows and therefore includes discontinued operations. For additional information, refer to Note 18, “Information on Business Segments.”

(b)	The Company’s defined benefit expense included recognition of pre-tax actuarial (losses) gains within other (expense) income in each of the last five years as follows:

(In millions)	2020	2019	2018	2017	2016
Pre-tax actuarial (losses) gains	$(3.2)	$(34.1)	$(3.8)	$0.5	$(1.9)
Portion in other (expense) income	(3.2)	(34.1)	(3.8)	0.5	(1.9)
Portion in discontinued operations	—	—	—	—	—

(c)

Includes an estimated net tax benefit of $25.7 million in 2017 resulting from the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the “Tax Act”). During 2018, the Company completed its SAB 118 analysis with respect to income tax effects of the Tax Act. As a result, the Company recorded a tax expense in the amount of $5.5 million in 2018.

(d)

Includes operating lease right-of-use assets of $165.6 million as of 2019 resulting from the adoption of Accounting Standards Update (“ASU”) 2016-02 “Leases.” Prior periods were not retrospectively adjusted to reflect the impact of this standard.

(e)	Fiberon’s results of operations are included in the income statement data and other data from September 2018 (date of acquisition) and included in the balance sheet data beginning as of 2018.
(f)

Larson’s financial results are included in the Company’s consolidated balance sheet as of December 31, 2020. Larson’s net sales, operating income and cash flows from the date of acquisition to December 31, 2020 were not material to the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

•

Overview: This section provides a general description of our business and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as recent developments we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.
•

Results of Operations: This section provides an analysis of our results of operations for the two years ended December 31, 2020 and 2019. For a discussion of our 2018 results, please refer to Item 7. “Management’s Discussion and Analysis” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020.

•

Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for each of the two years ended December 31, 2020 and 2019. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2020, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

•

Critical Accounting Policies and Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories: plumbing and accessories, entry door and storm door systems, security products, outdoor performance materials used in decking and railing products, and kitchen and bath cabinetry.

For the year ended December 31, 2020, net sales based on country of destination were:

(In millions)
United States	$5,094.3	84%
China	416.7	7
Canada	414.2	7
Other international	165.1	2
Total	$6,090.3	100%

We believe the Company has certain competitive advantages including market-leading brands, a diversified mix of customer channels, lean and flexible supply chains, a decentralized business model and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of our categories and our leading brands. As consumer demand and the housing market continue to grow, we expect the benefits of operating leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us to continue to achieve profitable organic growth.

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

We may be impacted by fluctuations in raw materials, tariffs, transportation costs, foreign exchange rates, inflation and promotional activity among our competitors. We strive to offset the potential unfavorable impact of these items with productivity improvements and price increases.

During the two years ended December 31, 2020, our net sales grew at a compounded annual rate of 5.4% as we benefited from a growing U.S. home products market, acquisitions, and growth in international markets. Operating income grew at a compounded annual rate of 16.0% with consolidated operating margins between 11% and 13% from 2018 to 2020. Growth in operating income was primarily due to higher sales volume, changes to our portfolio of businesses, control over our operating expenses and the benefits of productivity programs.

During the first half of 2020, in response to the COVID-19 pandemic, a number of countries and U.S. states issued orders requiring nonessential businesses to close (“closure orders”) and persons who were not engaged in essential businesses to stay at home. Generally, states and jurisdictions designated our products, our retail channel partners and residential construction as essential business activities.

While our financial results were negatively impacted during the second quarter of 2020 by these closure orders, sales volumes increased as these restrictions were relaxed benefiting our third and fourth quarter results. Our first priority with regard to COVID-19 continues to be to ensure the safety, health and hygiene of our employees, customers, suppliers and others with whom we partner in our business activities. Because of our comprehensive use of appropriate risk mitigation and safety practices, we have largely been able to continue our business operations in this unprecedented business environment which could differentiate us from some of our competition. We believe that the disruption caused by the pandemic created increased consumer interest in investing in their homes and accelerated trends that we were experiencing prior to the pandemic, such as the shift towards value-priced cabinetry products and a focus on outdoor living. We expect the trend toward focusing on the home to continue. We have also taken proactive steps in our manufacturing supply chain and other areas to drive efficiencies which we expect to allow us to be more competitive both during and after the pandemic. However, due to the continued inherent uncertainty surrounding COVID-19, including governmental directives, public health challenges and market reactions, our results in future periods may be negatively impacted.

During 2020, the U.S. home products market grew due to increases in repair and remodel and new home construction activity. We believe spending for home repair and remodeling increased approximately 6% and new housing construction experienced approximately 4% growth in 2020 compared to 2019. In 2020, net sales grew 5.7% due to higher volume and price increases to help mitigate the cumulative impact from tariff related costs. These factors were partially offset by unfavorable mix, higher rebate costs and unfavorable foreign exchange of $4 million. In 2020, operating income increased 14.7% over 2019 primarily due to price increases to help mitigate the impact of higher tariffs, higher sales volume, the benefits from productivity improvements and restructuring actions and lower asset impairment charges. These factors were partially offset by the impact of unfavorable mix, higher employee related costs, higher tariffs, higher transportation costs, higher advertising and marketing costs and higher restructuring and other charges.

In December 2020, we acquired 100% of the outstanding equity of Larson, a leading brand of storm, screen and security doors, for a total purchase price of approximately $715.2 million, net of cash acquired and closing date working capital adjustments. The acquisition cost is further subject to the final post-closing working capital adjustment. We financed the transaction with borrowings under our existing credit facilities. This acquisition is expected to strengthen our overall product offering.

Following the acquisition of Larson, our Doors & Security segment was renamed “Outdoors & Security” to better align with the segment’s strategic focus on the fast-growing outdoor living space and to better represent the brands within the segment, including the newly acquired Larson. The Outdoors & Security segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported.

During June 2020, we repaid all amounts outstanding on the 3.000% Senior Notes issued in June 2015 at their maturity date using borrowings under our 2019 Revolving Credit Agreement (as defined below). In September 2019, the Company issued $700 million of 3.25% Senior Notes due 2029 (“2019 Notes”) in a registered public offering. The Company used the proceeds from the 2019 Notes offering to repay in full a $350 million term loan and to pay down outstanding balances under our 2019 Revolving Credit Agreement.

In April 2020, the Company entered into a 364-day supplemental, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes.

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction, which will be completed in 2022.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December.

In December 2020, the Company acquired 100% of the outstanding equity of Larson for a total purchase price of approximately $715.2 million, net of cash acquired and closing date working capital adjustments. The acquisition cost is further subject to the final post-closing working capital adjustment. We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s consolidated balance sheet as of December 31, 2020. Larson's net sales, operating income and cash flows from the date of acquisition to December 31, 2020 were not material to the Company. The results of operations are included in the Outdoors & Security segment.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2020 compared to the year ended December 31, 2019. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2020 and 2019

(In millions)	2020	% change	2019
Net Sales:
Plumbing	$2,202.1	8.6%	$2,027.2
Outdoors & Security	1,419.2	5.2	1,348.9
Cabinets	2,469.0	3.4	2,388.5
Total Fortune Brands	$6,090.3	5.7%	$5,764.6
Operating Income:
Plumbing	$467.9	9.4%	$427.6
Outdoors & Security	201.3	16.8	172.3
Cabinets	235.7	32.2	178.3
Corporate	(103.5)	(29.9)	(79.7)
Total Fortune Brands	$801.4	14.7%	$698.5

Certain items had a significant impact on our results in 2020 and 2019. These included restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2020, financial results included:

•

restructuring and other charges of $25.1 million before tax ($17.5 million after tax), largely related to headcount actions associated with COVID-19 across all segments and costs associated with changes in our manufacturing processes within our Plumbing segment,

•

asset impairment charges of $22.5 related to the impairment of indefinite-lived tradenames within our Plumbing and Cabinets segments, which were primarily the result of forecasted sales declines resulting from the COVID-19 pandemic,

•	actuarial losses within our defined benefit plans of $3.4 million primarily related to decreases in discount rates and differences between expected and actual returns on plan assets and
•

the impact of foreign exchange primarily due to movement in the Canadian dollar, British pound, Mexican peso and Chinese yuan, which had an unfavorable impact compared to 2019, of approximately $4 million on net sales and a favorable impact compared to 2019, of approximately $1 million both on operating income and net income.

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
•

restructuring and other charges of $22.2 million before tax ($16.8 million after tax), primarily related to severance costs within all of our segments and costs associated with closing facilities within our Plumbing and Outdoors & Security segments and

•

the impact of foreign exchange primarily due to movement in the Canadian dollar, British pound, Mexican peso and Chinese yuan, which had an unfavorable impact compared to 2018, of approximately $29 million on net sales, approximately $10 million on operating income and approximately $8 million on net income.

Total Fortune Brands

Net sales

Net sales increased by $325.7 million, or 5.7%, on higher volume and price increases to help mitigate the cumulative impact from tariff related costs. These factors were partially offset by unfavorable mix, higher rebate costs and unfavorable foreign exchange of $4 million.

Cost of products sold

Cost of products sold increased by $213.7 million, or 5.8%, due to higher net sales, unfavorable mix and the impact of higher tariffs, partially offset by the benefit from productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $26.3 million, or 2.1%, due to higher employee related costs, higher advertising and marketing cost and higher transportation costs. These increases were partially offset by the benefits from organizational restructuring initiatives.

Amortization of intangible assets

Amortization of intangible assets are consistent with the prior year.

Asset impairment charges

Asset impairment charges of $22.5 million in 2020 related to indefinite-lived tradenames within our Plumbing and Cabinets segments. Asset impairment charges of $41.5 million in 2019 related to two indefinite-lived tradenames within our Cabinets segment.

Restructuring charges

Restructuring charges of $15.9 million in 2020 largely related to headcount actions associated with COVID-19 across all segments and costs associated with changes in our manufacturing processes within our Plumbing segment. Restructuring charges of $14.7 million in 2019 primarily related to severance costs within our Plumbing and Cabinets segments and costs associated with closing facilities within our Plumbing and Outdoors & Security segments.

Operating income

Operating income increased by $102.9 million, or 14.7%, primarily due to price increases to help mitigate the impact of higher tariffs, higher sales volume, the benefits from productivity improvements and restructuring actions and lower asset impairment charges. These factors were partially offset by unfavorable mix, higher employee related costs, higher tariffs, higher transportation costs, higher advertising and marketing costs and higher restructuring and other charges.

Interest expense

Interest expense decreased $10.3 million to $83.9 million, due to lower average borrowings and lower average interest rates.

Other (income) expense, net

Other (income) expense, net, was income of $13.3 million in 2020, compared to expense of $29.0 million in 2019. The increase of $42.3 million of income is primarily due to higher defined benefit income in 2020 ($33.2 million increase) and gains of $11.0 million related to our investment in Flo, partially offset by unfavorable foreign currency losses.

Income taxes

The effective income tax rates for 2020 and 2019 were 23.1% and 25.0%, respectively. The 2020 effective income tax rate was unfavorably impacted by state and local taxes ($22.3 million) and foreign taxes ($6.2 million), and was favorably impacted by a benefit related to share-based compensation ($11.5 million).

The 2019 effective income tax rate was unfavorably impacted by state and local taxes ($18.0 million), foreign taxes ($1.8 million), a valuation allowance increase ($3.4 million), and increases in uncertain tax positions (7.5 million). The 2019 effective income tax rate was favorably impacted by a tax benefit related to share-based compensation ($3.7 million).

Net income from continuing operations

Net income from continuing operations was $554.4 million in 2020 compared to $431.3 million in 2019. The increase of $123.1 million was due to higher operating income, higher other (income) expense, net and lower interest expense, partly offset by higher income taxes and equity in losses of affiliate.

Results By Segment

Plumbing

Net sales increased by $174.9 million, or 8.6%, due to higher sales volume from retail and e-commerce customers in the U.S. who benefited from strong consumer demand from higher home investments, higher sales volume in China despite temporary closures for COVID-19 and price increases to help mitigate the cumulative impact of tariffs. These factors were partly offset by higher rebate costs and lower sales from showroom customers whose locations closed or operated at limited capacity as a result of the COVID-19 pandemic as well as unfavorable foreign exchange of approximately $1 million.

Operating income increased by $40.3 million, or 9.4%, due to higher sales volume and the benefit from productivity improvements. These benefits were partly offset by unfavorable channel mix, higher advertising and marketing costs, asset impairment charges ($13.0 million in 2020), higher employee related costs and the impact of higher tariffs as well as unfavorable foreign exchange of approximately $2 million.

Outdoors & Security

Net sales increased by $70.3 million, or 5.2%, due to higher volume for decking and doors products due to strong consumer demand benefiting from higher home investments, price increases to help mitigate tariffs and the benefit from new customers in decking products. These factors were partially offset by lower volume primarily due to COVID-19 related weakness in the commercial and international security markets, the discontinuance of a doors product line, higher rebate costs and unfavorable mix. Foreign exchange was unfavorable by approximately $2 million.

Operating income increased by $29.0 million, or 16.8%, due to higher sales volume, the benefit from productivity improvements, the absence in 2020 of expenses related to Fiberon’s inventory fair value adjustment ($1.8 million in 2019) and a fair value adjustment associated with an idle manufacturing facility ($1.7 million in 2019). Foreign exchange was favorable by approximately $3 million. These factors were partially offset by unfavorable mix, higher employee related costs, the impact of higher tariffs and higher restructuring costs.

Cabinets

Net sales increased by $80.5 million, or 3.4%, due to higher volume and price increases to help mitigate the cumulative impact of tariffs. These factors were partly offset by a continued shift to value-priced products from make-to-order products and higher transportation costs, as well as unfavorable foreign exchange of approximately $1 million.

Operating income increased by $57.4 million, or 32.2%, due to higher net sales, lower asset impairment charges ($32.0 million decrease) and the benefit from productivity improvements. These factors were partly offset by a continued shift to value-priced products from make-to-order products and higher transportation costs.

Corporate

Corporate expenses increased by $23.8 million, or 29.9%, due to higher employee related costs, $4.5 million of transaction costs associated with the Larson acquisition and the impairment of a long-lived asset ($3.6 million).

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate.

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

Unsecured Senior Notes

At December 31, 2020, the Company had aggregate outstanding notes in the principal amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 31, 2020 and December 31, 2019:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2020	December 31, 2019
3.000% Senior Notes	$400.0	June 2015	June 2020	$-	$399.7
4.000% Senior Notes	500.0	June 2015	June 2025	496.6	495.8
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	597.1	596.1
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	693.5	692.7
Total Senior Notes				$1,787.2	$2,184.3

During June 2020, we repaid all outstanding 3.000% Senior Notes issued in June 2015 at their maturity date using borrowings under our 2019 Revolving Credit Agreement (as defined below). In September 2019, we issued $700 million of the 3.25% Senior Notes due 2029 in a registered public offering. The Company used the proceeds from the 2019 Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility.

Notes payments due during the next five years as of December 31, 2020 are zero in 2021 through 2022, $600 million in 2023, zero in 2024 and $500 million in 2025.

Credit Facilities

In April 2020, the Company entered into a supplemental 364-day, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as the previous revolving credit facility, except that the maturity date was extended to September 2024.  Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Borrowings amounting to $165.0 million were rolled over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. The amendment also includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the amendment includes a covenant under which the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. This amendment and restatement of the credit agreement was a non-cash transaction for the Company. On December 31, 2020 and December 31, 2019, our outstanding borrowings under this credit facility were $785.0 million and zero, respectively. As of December 31, 2020, we were in compliance with all covenants under this credit facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate as of December 31, 2020 and December 31, 2019, of which there were no outstanding balances as of December 31, 2020 and 2019. The weighted-average interest rates on these borrowings were zero in 2020 and 2019.

The components of external long-term debt were as follows:

(In millions)	2020	2019
Notes	$1,787.2	$2,184.3
$1,250 million revolving credit agreement due September 2024	785.0	—
Total debt	2,572.2	2,184.3
Less: current portion	—	399.7
Total long-term debt	$2,572.2	$1,784.6

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2020.

Cash and Seasonality

In 2020, we invested approximately $97.8 million in incremental capacity to support long-term growth potential and new products inclusive of cost reduction and productivity initiatives. We expect capital spending in 2021 to be in the range of $210 to $250 million. On December 31, 2020, we had cash and cash equivalents of $419.1 million, of which $342.9 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year.

Share Repurchases

In 2020, we repurchased 2.9 million shares of our outstanding common stock under the Company’s share repurchase program for $187.6 million. As of December 31, 2020, the Company’s total remaining share repurchase authorization under the remaining program was approximately $462.4 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In 2020, we paid dividends in the amount of $133.3 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value. In December 2020, we acquired 100% of the outstanding equity of Larson, the North American market leading brand of storm, screen and security doors, for a total purchase price of approximately $715.2 million, net of cash acquired and closing date working capital adjustments. The acquisition cost is further subject to the final post-closing working capital adjustment. Larson also sells related outdoor living products including retractable screens and porch windows. In September 2018, we acquired 100% of the membership interests of Fiberon, a leading U.S. manufacturer of outdoor performance materials used in decking and railing products, for a total purchase price of approximately $470 million, subject to certain post-closing adjustments. The acquisition of Fiberon provided category expansion and product extension opportunities into the outdoor living space for our Outdoors & Security segment. We financed the transactions using cash on hand and borrowings under our revolving credit and term loan facilities. The results of both acquisitions are included in the Outdoors & Security segment from the date of acquisition.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2020 and 2019.

(In millions)	2020	2019
Net cash provided by operating activities	$825.7	$637.2
Net cash used in investing activities	(923.5)	(127.6)
Net cash provided by (used in) financing activities	111.6	(389.7)
Effect of foreign exchange rate changes on cash	16.3	4.3
Net increase in cash, cash equivalents and restricted cash	$30.1	$124.2

Net cash provided by operating activities was $825.7 million in 2020 compared to $637.2 million in 2019. The $188.5 million increase in cash provided from 2019 to 2020 was primarily due to higher net income, lower increases in working capital and increases in accrued taxes.

Net cash used in investing activities was $923.5 million in 2020 compared to $127.6 million in 2019. The increase in cash used of $795.9 million from 2019 to 2020 was primarily due to the acquisition of Larson and additional shares of Flo Technologies during 2020 and increased capital expenditures.

Net cash provided by financing activities was $111.6 million in 2020 compared to cash used in financing activities of $389.7 million in 2019. The increase in net cash provided of $501.3 million from 2019 to 2020 was primarily due to lower net borrowings in 2020 compared to 2019 ($535.7 million), higher proceeds from the exercise of stock options and the absence of deferred acquisition payments made during 2019 ($19.0 million), partly offset by higher share repurchases in 2020 compared to 2019 and higher dividends to stockholders.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2020 and 2019, we contributed $47.7 million and $10.0 million, respectively, to our qualified pension plans. In 2021, we expect to make pension contributions of approximately $10.0 million. As of December 31, 2020, the fair value of our total pension plan assets was $784.9 million, representing funding of 84% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, China, Mexico, the United Kingdom, France, Australia and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following table describes other obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 31, 2020.

(In millions)	Payments Due by Period as of December 31, 2020
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$2,585.0	$—	$600.0	$1,285.0	$700.0
Interest payments on long-term debt(a)	408.0	77.8	163.7	75.5	91.0
Operating leases	203.5	42.8	67.5	40.5	52.7
Purchase obligations(b)	731.7	689.0	32.6	10.1	—
Defined benefit plan contributions(c)	10.0	10.0	—	—	—
Total	$3,938.2	$819.6	$863.8	$1,411.1	$843.7

(a)	Interest payments on long-term debt were calculated using the borrowing rate in effect on December 31, 2020.
(b)	Purchase obligations include contracts for raw material and finished goods purchases; selling and administrative services; and capital expenditures.
(c)	Pension and postretirement contributions cannot be determined beyond 2021.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $96.1 million of unrecognized tax benefits as of December 31, 2020 have been excluded from the Contractual Obligations table above.

In addition to the contractual obligations and commitments listed and described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2020. Other corporate commercial commitments include standby letters of credit of $34.6 million, in the aggregate, all of which expire in less than one year, and surety bonds of $15.1 million, of which $15.0 million matures in less than one year and $0.1 million matures in 1-3 years. These contingent commitments are not expected to have a significant impact on our liquidity.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. For additional information on this risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Derivative Financial Instruments

In accordance with Accounting Standards Codification ("ASC") requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. If the derivative is designated as an effective economic hedge of the net investment in a foreign operation, the changes in the fair value of the derivative is reported in the cumulative translation adjustment section of OCI. Similar to foreign currency translation adjustments, these changes in fair value are recognized in earnings only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency (loss) gains of $(3.0) million and $4.1 million (before tax impact) were reclassified into earnings for the years ended December 31, 2020 and 2019, respectively. Based on foreign exchange rates as of December 31, 2020, we estimate that $2.0 million of net derivative gain included in accumulated other comprehensive income ("AOCI") as of December 31, 2020 will be reclassified to earnings within the next twelve months.

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

Allowances for Credit Losses

Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $6.7 million and $3.0 million as of December 31, 2020 and 2019, respectively.

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $51.2 million and $46.1 million as of December 31, 2020 and 2019, respectively.

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

During 2020, we recorded an impairment of $3.6 million related to a long-lived asset to be disposed of in selling, general and administrative expenses.  During 2019, we recorded an impairment of $1.7 million related to a long-lived asset to be disposed of in cost of products sold. No impairments of long-lived assets were recorded during 2018.

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of the tradename and proprietary technology. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates.

The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rate, and other relevant factors.

Goodwill and Indefinite-lived Intangible Assets

In accordance with ASC requirements for Intangibles - Goodwill and Other, goodwill is tested for impairment at least annually in the fourth quarter and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

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

Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates; the assumed royalty rates; and the market-participant discount rates. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. See Note 5, “Goodwill and Identifiable Intangible Assets,” for additional information.

During the second quarter of 2020, extended closures of luxury plumbing showrooms associated with COVID-19 led to lower than expected sales related to an indefinite-lived tradename within the Plumbing segment, which combined with the updated financial outlook compared to previous forecasts and the continued uncertainty of the pandemic on the sales and profitability related to the tradename led us to conclude that it was more likely than not that the indefinite-lived tradename was impaired. Therefore, we performed an interim impairment test as of June 30, 2020, and as a result we recognized a pre-tax impairment charge of $13.0 million related to this tradename. We also performed an evaluation of the useful life of this tradename and determined it was no longer indefinite-lived due to changes in long-term management expectations and future operating plans. As a result, the remaining carrying value of this tradename is being amortized over its estimated useful life of 30 years.

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment. This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to the same indefinite-lived tradename, which was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts. As of December 31, 2020, the carrying value of this tradename was $29.1 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename. In the fourth quarter of 2018, we recorded an impairment charge of $35.5 million related to the same indefinite-lived tradename, which was primarily the result of lower than forecasted sales during the fourth quarter of 2018 as well as projected changes in the mix of revenue across our tradenames in future periods, including the impact of more moderate industry growth expectations, which were finalized during our annual planning process conducted during the fourth quarter of 2018. As of December 31, 2020, the carrying value of this tradename was $85.0 million.

During the third quarter of 2018, we recorded a pre-tax impairment charge of $27.1 million related to a third indefinite-lived tradename within the Cabinets segment. This charge was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations. As of December 31, 2020, the carrying value of this tradename was $39.8 million.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 9).

As of December 31, 2020, the fair value of four Cabinets' tradenames exceeded their carrying values of $180.6 million by less than 30%. A reduction in the estimated fair value of the tradenames in our Cabinets segment could trigger additional impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2020 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $2.8 million and $34.7 million in 2020 and 2019, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $87.1 million as of December 31, 2020, compared to $87.4 million as of December 31, 2019.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2020 and 2019 was 4.5% and 4.9%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2020 and 2019 was 2.6% and 3.3%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2020, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.4% for pre-65 retirees and 7.4% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2027. As of December 31, 2019, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.7% for pre-65 retirees and 7.8% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2027.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2020	2019
Total pension (income) expense	$(0.8)	$32.3
Actuarial loss component of expense above	2.7	34.1
Total postretirement expense	0.7	1.1
Actuarial loss component of expense above	0.1	0.6
Amortization of prior service credit component of expense above	—	0.2

The actuarial losses in 2020 were principally due to changes in discount rates offset by positive asset returns. The actuarial losses in 2019 were principally due to changes in discount rates. Discount rates in 2020 used to determine benefit obligations decreased by an average of 70 basis points for pension benefits. Discount rates for 2020 postretirement benefits decreased an average of 50 basis points. Discount rates in 2019 used to determine benefit obligations decreased by an average of 110 basis points for pension benefits. Discount rates for 2019 postretirement benefits increased an average of 220 basis points. Our actual return on plan assets in 2020 was 16.5% compared to an actuarial assumption of an average 4.5% expected return. Our actual return on plan assets in 2019 was 19.7% compared to an actuarial assumption of an average 4.9% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $30 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.9 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Income Taxes

In accordance with ASC requirements for Income Taxes, we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting basis and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2020, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $96.1 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $4.0 million to $48.1 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Environmental Matters

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2020, ten such instances have not been dismissed, settled or otherwise resolved.  In 2020, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At

December 31, 2020 and 2019, we had accruals of $0.3 and $0.2 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

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

Interest Rate Risk

The Company had $785 million of external variable rate borrowings as of December 31, 2020. A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2020 would be $7.85 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $0.7 million at December 31, 2020. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

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

To the Board of Directors and Stockholders of Fortune Brands Home & Security, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Home & Security, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing after the signature page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Larson Manufacturing (“Larson”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Larson from our audit of internal control over financial reporting. Larson is a wholly-owned subsidiary whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent 2.3% and 0.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangible Asset Impairment Tests for Tradenames in the Cabinets Segment Where Fair Value Exceeds Carrying Value by Less Than 30%

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames balance was $711.0 million as of December 31, 2020. The carrying value of the four tradenames in the Cabinets segment where fair value exceeds carrying value by less than 30% is $180.6 million as of December 31, 2020. Management reviews indefinite-lived tradename intangible assets for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. In the first quarter of 2020, the Company recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in the Cabinets segment. This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. Fair value is measured by management using the relief-from-royalty approach. Significant assumptions inherent in estimating fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment tests for tradenames in the Cabinets segment where fair value exceeds carrying value by less than 30% is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the tradenames; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rates, the assumed royalty rates, and the market-participant discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment tests, including controls over the valuation of the Company’s indefinite-lived tradenames. These procedures also included, among others (i) testing management’s process for developing the fair value measurements of tradenames in the Cabinets segment where fair value exceeds carrying value by less than 30%; (ii) evaluating the appropriateness of the relief-from-royalty approach; (iii) testing the completeness and accuracy of underlying data used in the approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the forecasted revenue growth rates, the assumed royalty rates, and the market-participant discount rates. Evaluating management’s assumptions related to the forecasted revenue growth rates and assumed royalty rates involved evaluating whether the assumptions used by management were reasonable considering, as applicable, (i) the current and past performance of the business associated with the tradenames; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the relief-from-royalty approach and (ii) the reasonableness of the significant assumptions related to the assumed royalty rates and market-participant discount rates.

Valuation of Customer Relationships and Tradename Related to the Larson Acquisition

As described in Notes 2 and 4 to the consolidated financial statements, the Company acquired Larson Manufacturing in December 2020 for a total purchase price of approximately $715.2 million, net of cash acquired, which resulted in a customer relationships asset of $168.0 million and an indefinite-lived tradename of $111.0 million being recorded.  Management uses the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of the tradename. Management applied significant judgment in determining the estimates and assumptions used to determine the fair value of identifiable intangible assets, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates.

The principal considerations for our determination that performing procedures over the valuation of the customer relationships and tradename related to the Larson acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the customer relationships and tradename; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and tradename. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value measurements of the customer relationships and tradename; (iii) evaluating the appropriateness of the multi-period excess earnings method and relief-from-royalty approach; (iv) testing the completeness and accuracy of underlying data used in these valuation techniques; and (v) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rate. Evaluating management’s assumptions related to the forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, and the assumed royalty rate involved considering, as applicable, (i) the current and past performance of Larson; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the multi-period excess earnings method and relief-from-royalty approach and (ii) the reasonableness of the significant assumptions related to the contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2021

We have served as the Company’s auditor since 2011.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions, except per share amounts)	2020	2019	2018
NET SALES	$6,090.3	$5,764.6	$5,485.1
Cost of products sold	3,925.9	3,712.2	3,525.7
Selling, general and administrative expenses	1,282.6	1,256.3	1,241.4
Amortization of intangible assets	42.0	41.4	36.1
Asset impairment charges	22.5	41.5	62.6
Restructuring charges	15.9	14.7	24.1
OPERATING INCOME	801.4	698.5	595.2
Interest expense	83.9	94.2	74.5
Other (income) expense, net	(13.3)	29.0	(16.3)
Income from continuing operations before income taxes	730.8	575.3	537.0
Income taxes	168.8	144.0	147.0
Income after tax	562.0	431.3	390.0
Equity in losses of affiliate	7.6	—	—
Income from continuing operations, net of tax	554.4	431.3	390.0
Loss from discontinued operations, net of tax	—	—	(0.2)
NET INCOME	554.4	431.3	389.8
Less: Noncontrolling interests	1.3	(0.6)	0.2
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$553.1	$431.9	$389.6
BASIC EARNINGS PER COMMON SHARE
Continuing operations	$3.99	$3.09	$2.69
Discontinuing operations	—	—	—
Net income attributable to Fortune Brands common stockholders	$3.99	$3.09	$2.69
DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$3.94	$3.06	$2.66
Discontinuing operations	—	—	—
Net income attributable to Fortune Brands common stockholders	$3.94	$3.06	$2.66
Basic average number of shares outstanding	138.7	139.9	144.6
Diluted average number of shares outstanding	140.2	141.3	146.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2020	2019	2018
NET INCOME	$554.4	$431.3	$389.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	18.7	13.8	(31.1)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains arising during period	(3.2)	4.8	10.1
Less: reclassification adjustment for losses (gains) included in net income	2.4	(4.4)	(2.1)
Unrealized (losses) gains on derivatives	(0.8)	0.4	8.0
Defined benefit plans:
Net actuarial gains (loss) arising during period	0.3	(15.9)	(4.2)
Defined benefit plans	0.3	(15.9)	(4.2)
Other comprehensive income (loss), before tax	18.2	(1.7)	(27.3)
Income tax (expense) benefit related to items of other comprehensive income (a)	(0.7)	4.7	(0.5)
Other comprehensive income (loss), net of tax	17.5	3.0	(27.8)
COMPREHENSIVE INCOME	571.9	434.3	362.0
Less: comprehensive income attributable to noncontrolling interest	1.3	(0.6)	0.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$570.6	$434.9	$361.8

(a)

Income tax (expense) benefit on unrealized (losses) gains on derivatives of $(0.5) million, $0.9 million and $(1.4) million and on defined benefit plans of $(0.2) million, $3.8 million and $0.9 million in 2020, 2019 and 2018, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31
(In millions)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$419.1	$387.9
Accounts receivable less allowances for discounts and credit losses	734.9	624.8
Inventories	867.2	718.6
Other current assets	187.3	166.9
TOTAL CURRENT ASSETS	2,208.5	1,898.2
Property, plant and equipment, net of accumulated depreciation	917.4	824.2
Operating lease assets	170.2	165.6
Goodwill	2,394.8	2,090.2
Other intangible assets, net of accumulated amortization	1,420.3	1,168.9
Other assets	247.5	144.2
TOTAL ASSETS	$7,358.7	$6,291.3
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	—	399.7
Accounts payable	620.5	460.0
Other current liabilities	724.6	549.6
TOTAL CURRENT LIABILITIES	1,345.1	1,409.3
Long-term debt	2,572.2	1,784.6
Deferred income taxes	160.5	157.2
Accrued defined benefit plans	159.5	201.4
Operating lease liabilities	140.5	139.8
Other non-current liabilities	205.4	171.2
TOTAL LIABILITIES	4,583.2	3,863.5
Commitments (Note 17) and Contingencies (Note 22)
Equity
Common stock (a)	1.8	1.8
Paid-in capital	2,926.3	2,813.8
Accumulated other comprehensive loss	(55.1)	(72.6)
Retained earnings	2,180.2	1,763.0
Treasury stock	(2,277.7)	(2,079.4)
TOTAL FORTUNE BRANDS EQUITY	2,775.5	2,426.6
Noncontrolling interests	—	1.2
TOTAL EQUITY	2,775.5	2,427.8
TOTAL LIABILITIES AND EQUITY	$7,358.7	$6,291.3

(a)	Common stock, par value $0.01 per share, 184.1 million shares and 181.9 million shares issued at December 31, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$554.4	$431.3	$389.8
Non-cash expense (income):
Depreciation	121.5	111.3	113.5
Amortization of intangibles	42.0	41.4	36.1
Non-cash lease expense	37.4	35.9	—
Stock-based compensation	47.6	30.5	36.1
Loss (gain) on sale of property, plant and equipment	2.4	(0.4)	1.2
Gain on equity investments	(6.6)	—	—
Asset impairment charges	26.1	43.2	62.6
Recognition of actuarial losses	3.2	34.1	3.8
Deferred taxes	(14.6)	(7.5)	2.8
Amortization of deferred financing costs	4.5	3.4	2.3
Changes in assets and liabilities including effects subsequent to acquisitions
(Increase) decrease in accounts receivable	(85.7)	(50.7)	9.8
Increase in inventories	(91.8)	(38.3)	(55.0)
Increase in accounts payable	142.9	8.7	21.0
Increase in other assets	(41.1)	(10.5)	(24.7)
Increase (decrease) in accrued taxes	12.5	(5.3)	9.5
Increase (decrease) in accrued expenses and other liabilities	71.0	10.1	(4.8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	825.7	637.2	604.0
INVESTING ACTIVITIES
Capital expenditures(a)	(150.5)	(131.8)	(150.1)
Proceeds from the disposition of assets	1.6	4.2	6.1
Cost of acquisitions, net of cash acquired	(715.2)	—	(465.6)
Cost of investments in equity securities	(59.4)	—	(28.7)
Other investing activities, net	—	—	4.0
NET CASH USED IN INVESTING ACTIVITIES	(923.5)	(127.6)	(634.3)
FINANCING ACTIVITIES
(Decrease) increase in short-term debt	—	(525.0)	525.0
Issuance of long-term debt	1,850.0	1,719.3	2,191.2
Repayment of long-term debt	(1,465.0)	(1,345.0)	(1,890.0)
Proceeds from the exercise of stock options	64.9	17.3	4.9
Employee withholding taxes paid related to stock-based compensation	(10.7)	(8.7)	(14.0)
Deferred acquisition payments	—	(19.0)	(13.1)
Dividends to stockholders	(133.3)	(123.0)	(115.2)
Dividends paid to non-controlling interests	(2.5)	—	—
Treasury stock purchases	(187.6)	(100.0)	(694.6)
Other financing activities, net	(4.2)	(5.6)	(1.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	111.6	(389.7)	(6.8)
Effect of foreign exchange rate changes on cash	16.3	4.3	(15.2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$30.1	$124.2	$(52.3)
Cash, cash equivalents and restricted cash(b) at beginning of year	$394.9	$270.7	$323.0
Cash, cash equivalents and restricted cash(b) at end of year	$425.0	$394.9	$270.7
Cash paid during the year for
Interest	$76.2	$81.0	$63.4
Income taxes paid directly to taxing authorities	175.5	144.5	114.2
Dividends declared but not paid	36.1	33.5	30.9

(a)

Capital expenditures of $13.6 million, $10.0 million and $16.7 million that have not been paid as of December 31, 2020, 2019 and 2018, respectively, were excluded from the Consolidated Statement of Cash Flows.

(b)

Restricted cash of $1.0 million and $4.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2020, $0.9 million and $6.1 million is included in Other current assets and Other assets, respectively, as of December 31, 2019 and $0.9 million and $6.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2018 within our Consolidated Balance Sheet.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$1.7	$2,724.9	$(39.2)	$1,174.2	$(1,262.1)	$1.6	$2,601.1
Comprehensive income:
Net income	—	—	—	389.6	—	0.2	389.8
Other comprehensive income (loss)	—	—	(27.8)	—	—	—	(27.8)
Stock options exercised	0.1	5.0	—	—	—	—	5.1
Stock-based compensation	—	36.1	—	—	(14.0)	—	22.1
Treasury stock purchase	—	—	—	—	(694.6)	—	(694.6)
Dividends ($0.82 per Common share)	—	—	—	(115.7)	—	—	(115.7)
Balance at December 31, 2018	$1.8	$2,766.0	$(67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0
Comprehensive income:
Net income	—	—	—	431.9	—	(0.6)	431.3
Other comprehensive income (loss)	—	—	3.0	—	—	—	3.0
Stock options exercised	—	17.3	—	—	—	—	17.3
Stock-based compensation	—	30.5	—	—	(8.7)	—	21.8
Adoption of ASU 2018-02	—	—	(8.6)	8.6	—	—	—
Treasury stock purchase	—	—	—	—	(100.0)	—	(100.0)
Dividends ($0.90 per Common share)	—	—	—	(125.6)	—	—	(125.6)
Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8
Comprehensive income:
Net income	—	—	—	553.1	—	1.3	554.4
Other comprehensive income (loss)	—	—	17.5	—	—	—	17.5
Stock options exercised	—	64.9	—	—	—	—	64.9
Stock-based compensation	—	47.6	—	—	(10.7)	—	36.9
Treasury stock purchase	—	—	—	—	(187.6)	—	(187.6)
Dividends to non-controlling interest	—	—	—	—	—	(2.5)	(2.5)
Dividends ($0.98 per Common share)	—	—	—	(135.9)	—	—	(135.9)
Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$—	$2,775.5

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

In the fourth quarter of 2020, our Doors & Security segment was renamed “Outdoors & Security”. The Outdoors & Security segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported.

In December 2020, we acquired 100% of the outstanding equity of Larson Manufacturing ("Larson"), the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The acquisition is aligned with our strategic focus on the fast-growing outdoor living space. The Company completed the acquisition for a total purchase price of approximately $715.2 million, net of cash acquired and closing date working capital adjustments. The acquisition cost is further subject to the final post-closing working capital adjustment. We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s consolidated balance sheet as of December 31, 2020. Larson's net sales, operating income and cash flows from the date of acquisition to December 31, 2020 were not material to the Company. The results of operations are included in the Outdoors & Security segment.

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

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $6.7 million and $3.0 million as of December 31, 2020 and 2019, respectively.

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

During the fourth quarter of 2018, we determined that it was preferable to change our accounting policy from last-in, first-out (“LIFO”) to first-in, first out (“FIFO”) for product groups in which metals comprise a significant portion of inventory cost. We believe this change is preferable because it results in a uniform method to value our inventory across all our segments, improves comparability with our peers, and is expected to better reflect the current value of inventory on the consolidated balance sheets. The change in costing method, which affected our Plumbing and Outdoors & Security segments, was recognized during the fourth quarter of 2018, by adjusting the cost of inventories to FIFO, resulting in a pretax benefit of approximately $7.3 million ($5.5 million after tax) to Cost of products sold in the consolidated statements of income for the year ended December 31, 2018. There were no inventories valued using LIFO as of December 31, 2020 or 2019.

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

Long-lived Assets In accordance with Accounting Standards Codification ("ASC") requirements for Property, Plant and Equipment, a long-lived asset (including amortizable identifiable intangible assets) or asset group held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

During 2020, we recorded an impairment of $3.6 million related to a long-lived asset to be disposed of in selling, general and administrative expenses. During 2019, we recorded an impairment of $1.7 million related to a long-lived asset to be disposed of in cost of products sold. No impairments of long-lived assets were recorded during 2018.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located.  The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 35 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Certain lease agreements include variable rental payments, including rental payments adjusted periodically for inflation. Variable rental payments are expensed during the period they are incurred and therefore are excluded from our lease assets and liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Business Combinations We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of the tradename and proprietary technology. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates.

The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rate, and other relevant factors.

Goodwill and Indefinite-lived Intangible Assets In accordance with ASC requirements for Intangibles - Goodwill and Other, goodwill is tested for impairment at least annually in the fourth quarter and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

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

Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates; the assumed royalty rates; and the market-participant discount rates. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. See Note 5, “Goodwill and Identifiable Intangible Assets,” for additional information.

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

Investments in Equity Securities In accordance with ASC requirements for investments in equity securities, we utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. In applying the equity method, we record our investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses of the investee. We record dividends or other equity distributions as reductions in the carrying value of our investment.

When we do not have the ability to exercise significant influence over the operating and financial policies of the investee, we account for non-controlling investments in equity securities at fair value, with any gains or losses recognized through other income and expense. Equity securities without readily determinable fair values are recorded at cost minus impairment, plus or minus any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

As of December 31, 2020, all of our investments in our strategic partners where we do not have significant influence over the investee do not have readily determinable fair values. As of December 31, 2020 and 2019, the carrying value of our investments was $3.5 million and $29.2 million, respectively, which is included in other assets within our Consolidated Balance Sheet. There were no impairments or other changes resulting from observable prices changes recorded during the years ended December 31, 2020, 2019 or 2018.

Defined Benefit Plans We have a number of pension plans in the United States, covering many of the Company’s employees.  In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2020 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

Income Taxes In accordance with ASC requirements for Income Taxes, we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting basis and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

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

Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2020, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $96.1 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $4.0 million to $48.1 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) made significant changes to the U.S. Internal Revenue Code including a reduction in the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, an exemption from federal income tax for dividends received from foreign subsidiaries and an imposition of a one-time transition tax on the deemed repatriation of cumulative foreign earnings and profits as of December 31, 2017.

Revenue Recognition The Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers. See Note 13, “Revenue,” for additional information.

Cost of Products Sold Cost of products sold includes all costs to make products saleable, such as labor costs, inbound freight, purchasing and receiving costs, inspection costs and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).  The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs. The costs included in the selling, general and administrative expenses category were $64.7 million, $66.3 million and $66.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $232.6 million, $225.5 million and $215.9 million in 2020, 2019 and 2018, respectively.

Advertising costs, which amounted to $259.4 million, $251.7 million and $243.6 million in 2020, 2019 and 2018, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $66.7 million, $74.0 million and $72.4 million in 2020, 2019 and 2018, respectively. Advertising costs recorded in selling, general and administrative expenses were $192.7 million, $177.7 million and $171.2 million in 2020, 2019 and 2018, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $49.9 million, $48.2 million and $50.3 million in 2020, 2019 and 2018, respectively, are expensed as incurred within selling, general and administrative expenses.

Stock-based Compensation Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance share award is based on the average of the high and low share prices on the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the average of the high and low share prices on the date of grant. See Note 12, “Stock-Based Compensation,” for additional information.

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

Derivative Financial Instruments In accordance with Accounting Standards Codification ("ASC") requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. If the derivative is designated as an effective economic hedge of the net investment in a foreign operation, the changes in the fair value of the derivative is reported in the cumulative translation adjustment section of OCI. Similar to foreign currency translation adjustments, these changes in fair value are recognized in earnings only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency (loss) gains of $(3.0) million, $4.1 million and $2.2 million (before tax impact) were reclassified into earnings for the years ended December 31, 2020, 2019 and 2018, respectively. Based on foreign exchange rates as of December 31, 2020, we estimate that $2.0 million of net derivative gain included in AOCI as of December 31, 2020 will be reclassified to earnings within the next twelve months.

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

Financial Instruments—Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance applies to most financial assets measured at amortized cost, including trade and other receivables and loans as well as off-balance-sheet credit exposures (e.g., loan commitments and standby letters of credit). The standard replaced the “incurred loss” approach under the current guidance with an “expected loss” model that requires an entity to estimate its lifetime “expected credit loss.” We adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material effect on our financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, which removed the requirement to disclose: 1) amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, 2) policy for timing of transfers between levels, and 3) valuation processes for Level 3 investments. In addition, this guidance modified and added other disclosure requirements, which primarily relate to valuation of Level 3 assets and liabilities. We adopted this guidance on January 1, 2020. The adoption of this guidance did not have a material effect on our financial statements.

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

Clarifications in Accounting for Equity Securities

In January 2020, the FASB issued ASU 2020-01, which clarifies the interactions between accounting for equity investments (ASC 321), equity method accounting (ASC 323) and derivatives and hedges (ASC 815). As a result of the ASU, when entities apply the measurement alternative to non-controlling equity investments under ASC 321, and must transition to the equity method of accounting because of an observable transaction, existing investments should be remeasured immediately before applying the equity method of accounting. Additionally, it states that if entities hold non-derivative forward contracts or purchased call options to acquire equity securities, such instruments should be measured using the fair value principles of ASC 321 before settlement or exercise. The Company early adopted this guidance on January 1, 2020, and as a result recognized non-cash gains of $11.0 million within other income in 2020 related to our investment in Flo Technologies, Inc.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, which provides relief from accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. It also provides optional expedients to enable the continuance of hedge accounting where certain hedging relationships are impacted by reference rate reform. In January 2021, the FASB issued ASU 2021-01 which further clarifies the scope of ASU 2020-04. This optional guidance is effective immediately, and available to be used through December 31, 2022. We are assessing the impact that reference rate reform and the related adoption of this guidance may have on our financial statements.

3.    Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2020	2019
Inventories:
Raw materials and supplies	$346.6	$274.4
Work in process	76.7	72.2
Finished products	443.9	372.0
Total inventories	$867.2	$718.6
Property, plant and equipment:
Land and improvements	$75.9	$66.3
Buildings and improvements to leaseholds	552.4	510.2
Machinery and equipment	1,411.5	1,316.2
Construction in progress	110.3	89.8
Property, plant and equipment, gross	2,150.1	1,982.5
Less: accumulated depreciation	1,232.7	1,158.3
Property, plant and equipment, net of accumulated depreciation	$917.4	$824.2
Other current liabilities:
Accrued salaries, wages and other compensation	$167.3	$109.7
Accrued customer programs	196.2	179.5
Accrued taxes	70.8	39.3
Dividends payable	36.1	33.5
Other accrued expenses	254.2	187.6
Total other current liabilities	$724.6	$549.6

4.    Acquisitions and Dispositions

In December 2020, we acquired 100% of the outstanding equity of Larson Manufacturing ("Larson"), the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The acquisition of Larson is aligned with our strategic focus on the fast-growing outdoor living space. The Company completed the acquisition for a total purchase price of approximately $715.2 million, net of cash acquired and closing date working capital adjustments. The acquisition cost is further subject to the final post-closing working capital adjustment. We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s consolidated balance sheet as of December 31, 2020. Larson's net sales, operating income and cash flows from the date of acquisition to December 31, 2020 were not material to the Company. The results of operations are included in the Outdoors & Security segment. We incurred $4.5 million of Larson acquisition-related transaction costs in the year ended December 31, 2020. The goodwill expected to be deductible for income tax purposes is approximately $290 million, subject to the finalization of the purchase price allocation.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$42.3
Inventories	51.7
Property, plant and equipment	66.4
Goodwill	300.9
Identifiable intangible assets	313.0
Operating lease assets	6.2
Other assets	3.7
Total assets	784.2
Accounts payable	6.5
Other current liabilities and accruals	31.1
Other non-current liabilities	31.4
Net assets acquired(a)	$715.2

(a) Net assets exclude $0.4 million of cash transferred to the Company as the result of the Larson acquisition.

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We apply significant judgement in determining the estimates and assumptions used to determine the fair value of the identifiable intangible assets, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including property, plant and equipment and identifiable intangible assets. The provisional measurement of property, plant and equipment, identifiable intangible assets, and goodwill is subject to change. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. The goodwill will be included in our Outdoors & Security segment. Identifiable intangible assets consist of a finite-lived customer relationships asset of $168.0 million, an indefinite-lived tradename of $111.0 million and a finite-lived proprietary technology asset of $34.0 million. The useful life of the customer relationship intangible asset is estimated to be 13 years. The Larson tradename has been assigned an indefinite life as we currently anticipate that this tradename will contribute cash flows to the Company indefinitely. The useful life of the proprietary technology intangible asset is estimated to be 7 years. Customer and contractual relationships and proprietary technology are amortized on a straight-line basis over their useful lives.

The following unaudited pro forma summary presents consolidated financial information as if Larson had been acquired on January 1, 2019. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and Larson. The pro forma results include:

•	estimated amortization of finite-lived intangible asset, including customer relationships and proprietary technology,
•	the estimated cost of the inventory adjustment to fair value,
•	interest expense associated with debt that would have been incurred in connection with the acquisition,
•	the reclassification of Larson transaction costs from 2020 to the first quarter of 2019, and
•	the removal of certain transactions recorded in the historical financial statements of Larson related to assets and activities which were retained by the seller, and
•	adjustments to conform accounting policies.

The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2019. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions)	2020	2019
Net sales	$6,493.2	$6,100.4
Net income	$592.5	$410.8

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo

Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired additional shares for $44.2 million in cash, including direct transactions costs, and entered into a forward contract to purchase all remaining shares of Flo at a future date in exchange for an additional $7.9 million in cash, which is included in other assets in our condensed consolidated balance sheet. In April 2020, we acquired additional shares of Flo under a separate option agreement which resulted in a non-cash gain of $4.4 million on the forward contract as included within other income during the twelve months ended December 31, 2020.

As of December 31, 2020, we owned approximately 80% of Flo’s outstanding shares. Starting in the first quarter of 2020, we applied the equity method of accounting to our investment in Flo as the minority stockholders had substantive participating rights which precluded consolidation in our results of operations and statements of financial position and cash flows. The substantive participating rights expired on January 1, 2021, at which time we obtained control of, and began consolidating, Flo in our results. The second phase, scheduled to occur in the first quarter of 2022, will result in the acquisition of the remaining outstanding shares of Flo for a price based on a multiple of Flo’s 2021 sales and adjusted earnings before interest and taxes. Immediately prior to applying the equity method of accounting, we recognized a non-cash gain of $6.6 million within other income during the twelve months ended December 31, 2020 related to the remeasurement of our previously existing investment in Flo.

The carrying value of our investment in Flo was $76.2 million at December 31, 2020 and $25.7 million at December 31, 2019.

In September 2018, we acquired 100% of the membership interests of Fiber Composites LLC (“Fiberon”), a leading U.S. manufacturer of outdoor performance materials used in decking and railing products for a total purchase price of approximately $470.0 million, subject to certain post-closing adjustments. The acquisition of Fiberon provided category expansion and product extension opportunities into the outdoor living space for our Outdoors & Security segment. Fiberon’s net sales and operating income in 2018 were not material to the Company. We financed the transaction using cash on hand and borrowings under our revolving credit and term loan facilities. The results of operations are included in the Outdoors & Security segment from the date of the acquisition. Goodwill related to this acquisition is deductible for income tax purposes.

5.    Goodwill and Identifiable Intangible Assets

We had goodwill of $2,394.8 million and $2,090.2 million as of December 31, 2020 and 2019, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Plumbing	Outdoors & Security	Cabinets	Total Goodwill
Balance at December 31, 2018(a)	$743.7	$412.6	$924.0	$2,080.3
2019 translation adjustments	3.6	0.5	1.5	5.6
Acquisition-related adjustments	—	4.3	—	4.3
Balance at December 31, 2019(a)	$747.3	$417.4	$925.5	$2,090.2
2020 translation adjustments	2.8	0.3	0.6	3.7
Acquisition-related adjustments	—	300.9	—	300.9
Balance at December 31, 2020(a)	$750.1	$718.6	$926.1	$2,394.8

(a)	Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

We also had identifiable intangible assets, principally tradenames and customer relationships, of $1,420.3 million and $1,168.9 million as of December 31, 2020 and 2019, respectively. The $295.1 million increase in gross identifiable intangible assets was primarily due to the acquisition of Larson, partially offset by tradename impairment charges of $22.5 million in our Plumbing and Cabinets segments.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2020 and 2019 were as follows:

	As of December 31, 2020			As of December 31, 2019
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$711.0	$—	$711.0	$635.6	$—	$635.6
Amortizable intangible assets
Tradenames	34.8	(14.0)	20.8	20.6	(12.9)	7.7
Customer and contractual relationships	973.2	(337.3)	635.9	803.9	(299.6)	504.3
Patents/proprietary technology	109.6	(57.0)	52.6	73.4	(52.1)	21.3
Total	1,117.6	(408.3)	709.3	897.9	(364.6)	533.3
Total identifiable intangibles	$1,828.6	$(408.3)	$1,420.3	$1,533.5	$(364.6)	$1,168.9

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life which include customer attrition rates and other relevant factors. We expect to record intangible amortization of approximately $60 million in 2021, $59 million in 2022, $58 million in 2023, $57 million in 2024, and $57 million in 2025.

During the second quarter of 2020, extended closures of luxury plumbing showrooms associated with COVID-19 led to lower than expected sales related to an indefinite-lived tradename within the Plumbing segment, which combined with the updated financial outlook compared to previous forecasts and the continued uncertainty of the pandemic on the sales and profitability related to the tradename led us to conclude that it was more likely than not that the indefinite-lived tradename was impaired. Therefore, we performed an interim impairment test as of June 30, 2020, and as a result we recognized a pre-tax impairment charge of $13.0 million related to this tradename. We also performed an evaluation of the useful life of this tradename and determined it was no longer indefinite-lived due to changes in long-term management expectations and future operating plans. As a result, the remaining carrying value of this tradename is being amortized over its estimated useful life of 30 years.

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment. This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to the same indefinite-lived tradename, which was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts. As of December 31, 2020, the carrying value of this tradename was $29.1 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename. In the fourth quarter of 2018, we recorded an impairment charge of $35.5 million related to the same indefinite-lived tradename, which was primarily the result of lower than forecasted sales during the fourth quarter of 2018 as well as projected changes in the mix of revenue across our tradenames in future periods, including the impact of more moderate industry growth expectations, which were finalized during our annual planning process conducted during the fourth quarter of 2018. As of December 31, 2020, the carrying value of this tradename was $85.0 million.

During the third quarter of 2018, we recorded a pre-tax impairment charge of $27.1 million related to a third indefinite-lived tradename within the Cabinets segment. This charge was primarily the result of reduced revenue growth expectations associated with Cabinets operations in Canada, including the announced closure of Company-owned retail locations. As of December 31, 2020, the carrying value of this tradename was $39.8 million.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 9).

The significant assumptions used to estimate the fair values of the tradenames impaired during the years ended December 31, 2020 and 2019 were as follows:

	2020			2019
Unobservable Input	Minimum	Maximum	Weighted Average(a)	Minimum	Maximum	Weighted Average(a)
Discount rates	14.8%	15.8%	15.1%	13.0%	13.5%	13.3%
Royalty rates(b)	4.0%	5.0%	4.3%	3.0%	4.0%	3.3%
Long-term revenue growth rates(c)	1.0%	3.0%	1.6%	3.0%	3.0%	3.0%

(a) Weighted by relative fair value of the impaired tradenames.

(b) Represents estimated percentage of sales a market-participant would pay to license the impaired tradenames.

(c) Selected long-term revenue growth rate within 10-year projection period of the impaired tradenames.

As of December 31, 2020, the fair value of four Cabinets' tradenames exceeded their carrying values of $180.6 million by less than 30%. A reduction in the estimated fair value of the tradenames in our Cabinets segment could trigger additional impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

6.    Leases

We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 31, 2020 and 2019 were immaterial.

Operating lease expense recognized in the consolidated statement of comprehensive income for the years ended December 31, 2020 and 2019 were $53.9 million and $51.0 million, respectively, including approximately $9.3 million and $8.2 million of short-term and variable lease costs for the years ended December 31, 2020 and 2019, respectively. Operating lease expense (reduced by immaterial amounts from subleases) was $48.4 million for the year ended December 31, 2018. The 2020 and 2019 expenses were determined in accordance with ASC 842, whereas 2018 expenses were determined in accordance with the previous leasing guidance (ASC 840).

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43.5	$41.3
Right-of-use assets obtained in exchange for operating lease obligations	$40.5	$24.5
Weighted average remaining lease term - operating leases	6.4 years	7.1 years
Weighted average discount rate - operating leases	3.8%	4.2%

Total lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

(In millions)
Year Ending December 31,
2021	$42.8
2022	36.2
2023	31.3
2024	23.8
2025	16.7
Thereafter	52.7
Total lease payments	203.5
Less imputed interest	(24.5)
Total	$179.0
Reported as of December 31, 2020
Other current liabilities	$38.5
Operating lease liabilities	140.5
Total	$179.0

7.    External Debt and Financing Arrangements

Unsecured Senior Notes

At December 31, 2020, the Company had aggregate outstanding notes in the principal amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of December 31, 2020 and December 31, 2019:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2020	December 31, 2019
3.000% Senior Notes	$400.0	June 2015	June 2020	$-	$399.7
4.000% Senior Notes	500.0	June 2015	June 2025	496.6	495.8
4.000% Senior Notes (the “2018 Notes”)	600.0	September 2018	September 2023	597.1	596.1
3.250% Senior Notes (the “2019 Notes”)	700.0	September 2019	September 2029	693.5	692.7
Total Senior Notes				$1,787.2	$2,184.3

During June 2020, we repaid all outstanding 3.000% Senior Notes issued in June 2015 at their maturity date using borrowings under our 2019 Revolving Credit Agreement (as defined below). In September 2019, we issued $700 million of 3.25% Senior Notes due 2029 (“2019 Notes”) in a registered public offering. The Company used the proceeds from the 2019 Notes offering to repay in full the Company’s $350 million term loan and to pay down outstanding balances under our revolving credit facility.

In September 2018, we issued $600 million of unsecured senior notes (“2018 Notes”) in a registered public offering. The 2018 Notes are due in 2023 with a coupon rate of 4%. We used the proceeds from the 2018 Notes offering to pay down our revolving credit facility.

Notes payments due during the next five years as of December 31, 2020 are zero in 2021 through 2022, $600 million in 2023, zero in 2024 and $500 million in 2025.

Credit Facilities

In April 2020, the Company entered into a supplemental 364-day, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Borrowings amounting to $165.0 million were rolled-over from the prior revolving credit facility into the 2019 Revolving Credit Agreement. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. The amendment also includes a covenant under which the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0.  Adjusted EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the amendment includes a covenant under which the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. This amendment and restatement of the credit agreement was a non-cash transaction for the Company. On December 31, 2020 and December 31, 2019, our outstanding borrowings under these credit facilities were $785.0 million and zero, respectively, which is included in Long-term debt in the condensed consolidated balance sheets.  As of December 31, 2020, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate as of December 31, 2020 and December 31, 2019, of which there were no outstanding balances as of December 31, 2020 and 2019. The weighted-average interest rates on these borrowings were zero in both 2020 and 2019.

The components of long-term debt were as follows:

(In millions)	2020	2019
Notes	$1,787.2	$2,184.3
$1,250 million revolving credit agreement due September 2024	785.0	—
Total debt	2,572.2	2,184.3
Less: current portion	—	399.7
Total long-term debt	$2,572.2	$1,784.6

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2020.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. The gross notional amount of all commodity derivatives outstanding at December 31, 2020 was $9.8 million, representing a net settlement asset of $1.9 million. There were no material commodity derivative contracts outstanding for the year ended December 31, 2019.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries.  Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the statement of income. The changes in the fair value of cash flow hedges are reported in OCI and are recognized in the statement of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the statement of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2020 was $415.2 million, representing a net settlement liability of $2.8 million. Based on foreign exchange rates as of December 31, 2020, we estimate that $2.0 million of net derivative gains included in accumulated other comprehensive income as of December 31, 2020 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2020 and 2019 were:

		Fair Value
(In millions)	Location	2020	2019
Assets:
Foreign exchange contracts	Other current assets	$3.7	$2.9
Commodity contracts	Other current assets	1.9	0.1
	Total assets	$5.6	$3.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$6.5	$2.2
Net investment hedges	Other current liabilities	—	0.3
	Total liabilities	$6.5	$2.5

The effects of derivative financial instruments on the consolidated statements of income in 2020, 2019 and 2018 were:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$3,925.9	$83.9	$13.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			2.9
Derivative designated as hedging instruments			(1.8)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(3.0)
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.6

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2019
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$3,712.2	$94.2	$29.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			4.0
Derivative designated as hedging instruments			(3.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.1
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.1)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.4

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2018
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$3,525.7	$74.5	$16.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items			(3.4)
Derivative designated as hedging instruments			5.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.2
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		0.1

The cash flow hedges recognized in other comprehensive income were net (losses) gains of $(3.2) million, $4.8 million and $10.1 million in 2020, 2019 and 2018 respectively.

9.    Fair Value Measurements

ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are level 3, except for pension assets discussed in Note 14.

The carrying value and fair value of debt as of December 31, 2020 and 2019 were as follows:

(In millions)	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$1,787.2	$1,994.9	$2,184.3	$2,271.4
Revolving credit facility	785.0	785.0	—	—

The estimated fair value of our revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 were as follows:

(In millions)	Fair Value
	2020	2019
Assets:
Derivative asset financial instruments (level 2)	$5.6	$3.0
Deferred compensation program assets (level 2)	16.3	12.1
Total assets	$21.9	$15.1
Liabilities:
Derivative liability financial instruments (level 2)	$6.5	$2.5

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

10.    Capital Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share and 60 million authorized shares of preferred stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2020 and 2019 were as follows:

	Common Shares		Treasury Shares
	2020	2019	2020	2019
Balance at the beginning of the year	139,555,487	140,498,981	42,335,315	40,110,623
Stock plan shares issued	2,175,510	1,281,198	—	—
Shares surrendered by optionees	(159,089)	(185,141)	159,089	185,141
Common stock repurchases	(2,911,754)	(2,039,551)	2,911,754	2,039,551
Balance at the end of the year	138,660,154	139,555,487	45,406,158	42,335,315

At December 31, 2020, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2020, we repurchased 2.9 million shares of outstanding common stock under the Company’s share repurchase program for $187.6 million. As of December 31, 2020, the Company’s total remaining share repurchase authorization under the remaining program was approximately $462 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In December 2020, our Board of Directors declared a cash dividend of $0.26 per share of common stock, which represents an increase of 8% from the previous dividend.

11.    Accumulated Other Comprehensive (Loss) Income

The reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2020 and 2019 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Income
	2020	2019
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(3.0)	$4.1	Cost of products sold
Interest rate contracts	0.6	0.4	Interest expense
Commodity contracts	—	(0.1)	Cost of products sold
	(2.4)	4.4	Total before tax
	—	(0.6)	Tax expense
	$(2.4)	$3.8	Net of tax
Defined benefit plan items
Recognition of actuarial losses	(3.2)	(34.1)	(a)
	0.4	8.3	Tax benefit
	$(2.8)	$(25.8)	Net of tax
Total reclassifications for the period	$(5.2)	$(22.0)	Net of tax

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 14, “Defined Benefit Plans,” for additional information.

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$5.8	$(2.4)	$(42.6)	$(39.2)
Amounts classified into accumulated other comprehensive (loss) income	(31.1)	8.3	(6.3)	(29.1)
Amounts reclassified into earnings	—	(1.7)	3.0	1.3
Net current period other comprehensive (loss) income	(31.1)	6.6	(3.3)	(27.8)
Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)
Amounts classified into accumulated other comprehensive (loss) income	13.8	5.1	(37.9)	(19.0)
Amounts reclassified into earnings	—	(3.8)	25.8	22.0
Adoption of ASU 2018-02			(8.6)	(8.6)
Net current period other comprehensive (loss) income	13.8	1.3	(20.7)	(5.6)
Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)
Amounts classified into accumulated other comprehensive (loss) income	18.7	(3.7)	(2.7)	12.3
Amounts reclassified into earnings	—	2.4	2.8	5.2
Net current period other comprehensive (loss) income	18.7	(1.3)	0.1	17.5
Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)

12.    Stock-Based Compensation

As of December 31, 2020, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan - the “Plans”). No new stock-based awards can be made under the 2011 Plan, but there are outstanding stock options under the 2011 Plan that continue to be exercisable. Our stockholders approved the Plan in 2013, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2020, approximately 2.7 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to existing awards under the Plans may be recycled back into the total numbers of shares available for issuance under the Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Stock-based compensation expense was as follows:

(In millions)	2020	2019	2018
Restricted stock units	$21.5	$19.4	$21.3
Stock option awards	5.3	7.0	8.6
Performance awards	22.6	4.2	6.3
Director awards	0.9	1.2	1.0
Total pre-tax expense	50.3	31.8	37.2
Tax benefit	8.7	6.0	6.2
Total after tax expense	$41.6	$25.8	$31.0

Included in compensation costs are cash-settled restricted stock units of $2.3 million, $1.4 million and $0.9 million that are classified as a liability as of December 31, 2020, 2019 and 2018, respectively. Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

Restricted stock units (“RSUs”) have been granted to officers and certain employees of the Company and represent the right to receive shares of Company common stock subject to continued employment through each vesting date. RSUs generally vest ratably over a three-year period. In addition, certain employees can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each RSU granted by using the average of the high and low share prices on the date of grant.

A summary of activity with respect to RSUs outstanding under the Plans for the year ended December 31, 2020 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2019	756,482	$53.89
Granted	371,513	70.66
Vested	(363,146)	56.09
Forfeited	(56,511)	53.89
Non-vested at December 31, 2020	708,338	$61.48

The remaining unrecognized pre-tax compensation cost related to RSUs at December 31, 2020 was approximately $23.1 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of RSUs that vested during 2020, 2019 and 2018 was $24.0 million, $15.2 million and $22.2 million, respectively.

Stock Option Awards

Stock options were granted to officers and certain employees of the Company and represent the right to purchase shares of Company common stock subject to continued employment through each vesting date. Stock options granted under the Plans generally vest over a three-year period and generally have a maturity of ten years from the grant date.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2020	2019	2018
Current expected dividend yield	1.4%	1.5%	1.3%
Expected volatility	25.9%	27.0%	24.0%
Risk-free interest rate	1.2%	2.5%	2.6%
Expected term	5.3 years	5.0 years	5.0 years

Beginning in 2020, the determination of expected volatility is based on the volatility of Fortune Brands common stock. The determination of expected volatility in prior years is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2020, 2019 and 2018 was $15.21, $11.36 and $14.14, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and former employees of Fortune Brands, Inc., the Company from which we spun off from in 2011, for the year ended December 31, 2020 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	3,825,216	$45.27
Granted	530,932	70.56
Exercised	(1,734,610)	37.44
Expired/forfeited	(82,509)	56.40
Outstanding at December 31, 2020	2,539,029	$55.54

Options outstanding and exercisable at December 31, 2020 were as follows:

	Options Outstanding (a)			Options Exercisable (b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
13.00 to 20.00	64,274	0.75	17.21	64,274	17.21
20.01 to 83.07	2,474,755	6.86	56.53	1,589,176	52.94
	2,539,029	6.71	$55.54	1,653,450	$51.56

(a)	At December 31, 2020, the aggregate intrinsic value of options outstanding was $76.6 million.
(b)	At December 31, 2020 the weighted-average remaining contractual life of options exercisable was 5.7 years and the aggregate intrinsic value of options exercisable was $56.5 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2020 was $6.7 million, and the weighted-average period of time over which this cost will be recognized is 2.0 years. The fair value of options that vested during the years ended December 31, 2020, 2019 and 2018 was $9.4 million, $7.1 million and $6.7 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2020, 2019 and 2018 was $64.0 million, $26.0 million and $8.7 million, respectively.

Performance Share Awards

Performance share awards were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide non-GAAP performance conditions, including average return on net tangible assets and cumulative EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

The following table summarizes information about performance share awards as of December 31, 2020, as well as activity during the year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2019	555,657	$53.71
Granted	192,958	68.15
Vested	(60,048)	58.08
Forfeited	(112,108)	56.32
Non-vested at December 31, 2020	576,459	$57.54

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2020 was approximately $19.9 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of performance share awards that vested during 2020 was $4.3 million (60,048 shares).

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plan. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director cash compensation paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2020, 2019 and 2018, we awarded 20,181, 21,746 and 19,109 shares of Company common stock to outside directors with a weighted-average fair value on the date of the award of $46.82, $54.48 and $54.93, respectively.

13.    Revenue

Our principal performance obligations are the sale of faucets and accessories, fiberglass and steel entry-door systems and locks, safes, safety, security devices and decking, and kitchen and bath cabinets (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 17, “Product Warranties,” for further discussion.

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $30.5 million and $16.9 million as of December 31, 2020 and 2019, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were approximately $2.9 million and $2.6 million as of December 31, 2020 and 2019, respectively.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended December 31, 2020, 2019 and 2018.

(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Wholesalers(a)	$2,720.6	$2,682.8	$2,607.3
Home Center retailers(b)	1,808.1	1,606.7	1,452.3
Other retailers(c)	345.6	304.8	311.6
Builder direct	220.0	229.4	235.4
U.S. net sales	5,094.3	4,823.7	4,606.6
International(d)	996.0	940.9	878.5
Net sales	$6,090.3	$5,764.6	$5,485.1

(a)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(d)	Represents sales in markets outside the United States, principally in China, Canada, Europe and Mexico.

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

14.    Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees; however, the majority of these plans have been frozen to new participants and benefit accruals were frozen for active participants on December 31, 2016. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2020 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status at December 31	2020	2019	2020	2019
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$877.1	$763.2	$3.6	$1.4
Projected benefit obligation acquired(a)	—	—	9.6	—
Service cost	0.4	0.4	0.4	0.2
Interest cost	28.3	32.9	0.2	0.2
Plan amendments	—	—	—	1.6
Actuarial loss	70.6	121.6	0.2	1.0
Benefits paid	(42.9)	(41.0)	(0.6)	(0.7)
Curtailment gain	—	—	—	(0.1)
Projected benefit obligation at end of year	$933.5	$877.1	$13.4	$3.6
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$933.5	$877.1	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$677.2	$599.6	$—	$—
Actual return on plan assets	101.3	106.8	—	—
Employer contributions	49.3	11.8	0.6	0.7
Benefits paid	(42.9)	(41.0)	(0.6)	(0.7)
Fair value of plan assets at end of year	$784.9	$677.2	$—	$—
Funded status (Fair value of plan assets less PBO)	$(148.6)	$(199.9)	$(13.4)	$(3.6)
(a)	Related to the Larson acquisition discussed in Note 4.

The actuarial loss is primarily a result of changes in discount rates from year to year.

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2020	2019	2020	2019
Current benefit payment liability	$(1.4)	$(1.4)	$(1.1)	$(0.7)
Accrued benefit liability	(147.2)	(198.5)	(12.3)	(2.9)
Net amount recognized	$(148.6)	$(199.9)	$(13.4)	$(3.6)

As of December 31, 2020, we adopted the new Society of Actuaries MP-2020 mortality tables resulting in an immaterial decrease in plan benefit obligation and ongoing expenses. As of December 31, 2019, we adopted the new Society of Actuaries MP-2019 mortality tables, resulting in an immaterial increase in plan benefit obligation, and deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain) at December 31, 2018	$71.8	$(0.3)
Recognition of actuarial loss	(34.1)	(0.6)
Current year actuarial loss	50.1	0.6
Net actuarial loss due to curtailment	(0.1)	—
Net actuarial loss (gain) at December 31, 2019	$87.7	$(0.3)
Recognition of actuarial loss	(2.7)	(0.1)
Current year actuarial loss	2.1	1.0
Net actuarial loss due to curtailment	(0.6)	—
Net actuarial loss at December 31, 2020	$86.5	$0.6

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit (Income) Cost	Pension Benefits			Postretirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Service cost	$0.4	$0.4	$0.5	$0.4	$0.2	$—
Interest cost	28.3	32.9	30.7	0.2	0.2	—
Expected return on plan assets	(32.8)	(35.2)	(41.0)	—	—	—
Recognition of actuarial losses (gains)	2.7	34.1	3.9	0.1	0.6	(0.1)
Settlement/Curtailment losses (gains)	0.6	0.1	—	—	(0.1)	—
Amortization of prior service credits	—	—	—	—	0.2	—
Net periodic benefit cost (income)	$(0.8)	$32.3	$(5.9)	$0.7	$1.1	$(0.1)

Assumptions	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	2.6%	3.3%	4.4%	5.9%	6.4%	4.2%
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	3.3%	4.4%	3.8%	6.4%	4.2%	3.4%
Expected long-term rate of return on plan assets	4.5%	4.9%	6.0%	—	—	—

	Postretirement Benefits
	2020		2019
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	6.4/7.4%	(a)	6.7/7.8%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2027		2027

(a)	The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 31, 2020 and 2019 were as follows:

(In millions)	Total as of balance sheet date
	2020	2019
Group annuity/insurance contracts (level 3)	$24.8	$24.2
Collective trusts:
Cash and cash equivalents	16.0	7.8
Equity	287.6	245.3
Fixed income	410.0	355.0
Multi-strategy hedge funds	24.6	23.2
Real estate	21.9	21.7
Total	$784.9	$677.2

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2020	2019
January 1	$24.2	$23.6
Actual return on assets related to assets still held	0.6	0.6
December 31	$24.8	$24.2

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $760.1 million and $653.0 million as of December 31, 2020 and 2019, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2020 we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

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

Our 2021 expected blended long-term rate of return on plan assets of 4.5% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2021	$42.0	$1.0
2022	43.1	0.9
2023	44.2	0.9
2024	45.3	1.0
2025	46.3	1.1
Years 2026-2030	238.7	5.7

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $36.7 million, $36.3 million and $29.5 million in 2020, 2019 and 2018, respectively.

15.    Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2020	2019	2018
Domestic operations	$576.8	$438.2	$456.7
Foreign operations	154.0	137.1	80.3
Income before income taxes and noncontrolling interests	$730.8	$575.3	$537.0

Income tax expense in the consolidated statement of income consisted of the following:

(In millions)	2020	2019	2018
Current
Federal	$100.0	$94.9	$93.5
Foreign	55.9	35.1	26.4
State and other	27.5	21.5	24.1
Deferred
Federal	(1.8)	(6.9)	3.2
Foreign	(11.5)	(3.1)	(1.8)
State and Local	(1.3)	2.5	1.6
Total income tax expense	$168.8	$144.0	$147.0

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

(In millions)	2020	2019	2018
Income tax expense computed at federal statutory income tax rate	$153.5	$120.8	$112.8
Other income taxes, net of federal tax benefit	22.3	18.0	13.7
Foreign taxes at a different rate than U.S. federal statutory income tax rate	3.0	1.4	3.5
Provision for foreign earnings repatriation, net	3.2	0.4	0.6
Net adjustments for uncertain tax positions	(0.2)	7.5	4.1
Share-based compensation (ASU 2016-09)	(11.5)	(3.7)	(2.1)
2017 Tax Act impact	—	—	5.5
Deferred tax impact of state tax rate changes	(0.7)	3.1	3.5
Valuation allowance (decrease) increase	(7.1)	3.4	3.0
Expiration of loss carryforwards	6.1	—	—
Miscellaneous other, net	0.2	(6.9)	2.4
Income tax expense as reported	$168.8	$144.0	$147.0
Effective income tax rate	23.1%	25.0%	27.4%

The 2020 effective income tax rate was unfavorably impacted by state, local and foreign taxes, and was favorably impacted by a benefit related to share-based compensation.

The 2019 and 2018 effective income tax rates were unfavorably impacted by state, local and foreign taxes, a valuation allowance increase, and increases in uncertain tax positions. The 2018 effective income tax rate was also unfavorably impacted by an adjustment to the provisional net benefit recorded in 2017 under the Tax Act. The 2019 and 2018 effective income tax rates were favorably impacted by a benefit related to share-based compensation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

(In millions)	2020	2019	2018
Unrecognized tax benefits—beginning of year	$88.0	$83.5	$87.5
Gross additions—current year tax positions	7.2	9.2	9.1
Gross additions—prior year tax positions	3.7	2.9	9.3
Gross additions (reductions)—purchase accounting adjustments	12.1	—	1.0
Gross reductions—prior year tax positions	(11.7)	(6.9)	(14.5)
Gross reductions—settlements with taxing authorities	(3.2)	(0.7)	(8.9)
Unrecognized tax benefits—end of year	$96.1	$88.0	$83.5

The amount of UTBs that, if recognized as of December 31, 2020, would affect the Company’s effective tax rate was $80.0 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $4.0 million to $48.1 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

We classify interest and penalty accruals related to UTBs as income tax expense. In 2020, 2019 and 2018, we recognized interest and penalty expense of approximately $0.7 million, $3.0 million and $2.2 million, respectively. At December 31, 2020 and 2019, we had accruals for the payment of interest and penalties of $17.6 million and $16.1 million, respectively.

We file income tax returns in the U.S., various state and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for the periods related to 2017 and 2018. In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2015, Mexico for years after 2015 and China for years after 2016.

The components of net deferred tax assets (liabilities) as of December 31, 2020 and 2019 were as follows:

(In millions)	2020	2019
Deferred tax assets:
Compensation and benefits	$43.3	$37.6
Defined benefit plans	38.9	50.8
Capitalized inventories	18.4	18.2
Accounts receivable	16.0	5.1
Operating lease liabilities	43.3	42.0
Other accrued expenses	79.7	58.8
Net operating loss and other tax carryforwards	14.4	22.4
Valuation allowance	(9.7)	(16.8)
Miscellaneous	1.2	3.9
Total deferred tax assets	245.5	222.0
Deferred tax liabilities:
Fixed assets	(86.4)	(70.4)
Intangible assets	(220.9)	(222.9)
Operating lease assets	(43.3)	(42.0)
Other investments	(6.8)	(7.4)
Miscellaneous	(17.8)	(19.2)
Total deferred tax liabilities	(375.2)	(361.9)
Net deferred tax liability	$(129.7)	$(139.9)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2020 and 2019 as follows:

(In millions)	2020	2019
Other assets	30.8	17.3
Deferred income taxes	(160.5)	(157.2)
Net deferred tax liability	$(129.7)	$(139.9)

As of December 31, 2020 and 2019, the Company had deferred tax assets relating to net operating losses, capital losses, and other tax carryforwards of $14.4 million and $22.4 million, respectively, of which approximately $0.6 million will expire between 2021 and 2025, and the remainder of which will expire in 2026 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2020, certain loss carryforwards expired, and as a result, the valuation allowance associated with these loss carryforwards also decreased.

The Company has adjusted the 2019 deferred tax components to include operating lease assets and liabilities on a gross basis for comparative purposes. The impact to 2019 was not material.

Accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017 were subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of these earnings. As of December 31, 2020, the Company has recorded an estimated deferred tax liability of $7.2 million for foreign and state taxes that will be payable upon distribution of these earnings.

Subsequent to December 31, 2017, we consider the unremitted earnings of certain foreign subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. We have not provided deferred taxes on the remaining book over tax outside basis difference of $126 million related to these subsidiaries. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to these earnings is less than $7 million.

16.    Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2020 were as follows:

	Year Ended December 31, 2020
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Plumbing	$6.0	$4.4	$(1.7)	$8.7
Outdoors & Security	3.0	0.9	—	3.9
Cabinets	5.5	5.1	0.2	10.8
Corporate	1.4	—	0.3	1.7
Total	$15.9	$10.4	$(1.2)	$25.1

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2020 are largely related to headcount actions associated with COVID-19 across all segments and costs associated with changes in our manufacturing processes within our Plumbing segment.

Pre-tax restructuring and other charges for the year ended December 31, 2019 were as follows:

	Year Ended December 31, 2019
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Plumbing	$2.8	$2.6	$2.8	$8.2
Outdoors & Security	1.7	1.6	—	3.3
Cabinets	10.2	(0.1)	0.6	10.7
Total	$14.7	$4.1	$3.4	$22.2

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2019 are largely related to severance costs and costs associated with closing facilities across all our segments.

Pre-tax restructuring and other charges for the year ended December 31, 2018 were as follows:

	Year Ended December 31, 2018
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Plumbing	$2.6	$0.6	$0.1	$3.3
Outdoors & Security	4.7	2.4	(1.2)	5.9
Cabinets	16.8	9.1	0.3	26.2
Total	$24.1	$12.1	$(0.8)	$35.4

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

(b)	Selling, general and administrative expenses

Restructuring and other charges in 2018 are primarily related to initiatives to consolidate and rationalize our manufacturing footprint and discontinue certain product lines in our Cabinets segment and severance costs within all our segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/19	2020 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/20
Workforce reduction costs	$6.7	$14.6	$(14.4)	$-	$6.9
Other	0.1	1.3	(0.7)	-	0.7
	$6.8	$15.9	$(15.1)	$-	$7.6

(a)	Cash expenditures primarily related to severance charges.

(In millions)	Balance at 12/31/18	2019 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/19
Workforce reduction costs	$9.9	$13.5	$(16.6)	$(0.1)	$6.7
Other	0.6	1.2	(1.4)	(0.3)	0.1
	$10.5	$14.7	$(18.0)	$(0.4)	$6.8

(a)	Cash expenditures primarily related to severance charges.

17.    Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2020 were $731.7 million, of which $689.0 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2020, 2019 and 2018.

(In millions)	2020	2019	2018
Reserve balance at the beginning of the year	$24.7	$24.9	$17.2
Provision for warranties issued	25.4	25.4	25.1
Settlements made (in cash or in kind)	(27.2)	(25.8)	(25.7)
Acquisition	1.5	—	8.9
Foreign currency	0.1	0.2	(0.6)
Reserve balance at end of year	$24.5	$24.7	$24.9

18.    Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe and Shaws brands. The Outdoors & Security segment includes fiberglass and steel entry door systems under the Therma-Tru brand name, storm, screen and security doors under the Larson brand name, composite decking and railing under the Fiberon brand name, urethane millwork under the Fypon brand name, locks, safety and security devices, and electronic security products under the Master Lock and American Lock brands, and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand. The Cabinets segment includes stock, semi-custom and custom cabinetry, as well as vanities, for the kitchen, bath and other parts of the home under brand names including Aristokraft, Diamond Now, Mid-Continent, Homecrest, Kitchen Craft, Omega, EVE, Diamond Reflections, Diamond, Kemper, Schrock, Starmark, Ultracraft and Mantra. Corporate expenses consist of headquarters administrative expenses. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2020	2019	2018
Net sales:
Plumbing	$2,202.1	$2,027.2	$1,883.3
Outdoors & Security	1,419.2	1,348.9	1,183.2
Cabinets	2,469.0	2,388.5	2,418.6
Net sales	$6,090.3	$5,764.6	$5,485.1

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2020, 2019 and 2018. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 15%, 14% and 13% of net sales in 2020, 2019 and 2018, respectively. Net sales to Lowe’s were 15%, 14% and 14% of net sales in 2020, 2019 and 2018, respectively.

(In millions)	2020	2019	2018
Operating income:
Plumbing	$467.9	$427.6	$375.3
Outdoors & Security	201.3	172.3	155.6
Cabinets	235.7	178.3	143.5
Less: Corporate expenses	(103.5)	(79.7)	(79.2)
Operating income	$801.4	$698.5	$595.2

(In millions)	2020	2019	2018
Total assets:
Plumbing	2,262.9	2,110.8	1,943.1
Outdoors & Security	2,453.8	1,596.6	1,526.0
Cabinets	2,366.8	2,355.7	2,318.7
Corporate	275.2	228.2	176.8
Total assets	$7,358.7	$6,291.3	$5,964.6
Depreciation expense:
Plumbing	$37.6	$32.0	$29.1
Outdoors & Security	33.3	32.3	30.2
Cabinets	47.9	44.3	50.9
Corporate	2.7	2.7	3.3
Depreciation expense	$121.5	$111.3	$113.5
Amortization of intangible assets:
Plumbing	$10.8	$10.3	$10.4
Outdoors & Security	13.4	13.3	6.1
Cabinets	17.8	17.8	19.6
Amortization of intangible assets	$42.0	$41.4	$36.1
Capital expenditures:
Plumbing	$30.5	$35.7	$41.4
Outdoors & Security	76.4	63.6	34.3
Cabinets	27.3	30.9	73.8
Corporate	16.3	1.6	0.6
Capital expenditures, gross	150.5	131.8	150.1
Less: proceeds from disposition of assets	(1.6)	(4.2)	(6.1)
Capital expenditures, net	$148.9	$127.6	$144.0
Net sales by geographic region (a):
United States	$5,094.3	$4,823.7	$4,606.6
China	416.7	355.4	260.6
Canada	414.2	401.0	433.1
Other international	165.1	184.5	184.8
Net sales	$6,090.3	$5,764.6	$5,485.1
Property, plant and equipment, net:
United States	$732.4	$641.9	$628.9
Mexico	104.7	103.2	103.4
Canada	41.2	43.9	46.0
China	25.0	22.5	22.5
Other international	14.1	12.7	12.6
Property, plant and equipment, net	$917.4	$824.2	$813.4

(a)	Based on country of destination

19.    Quarterly Financial Data

Unaudited
(In millions, except per share amounts)

2020	1st	2nd	3rd	4th	Full Year
Net sales	$1,402.7	$1,375.8	$1,652.1	$1,659.7	$6,090.3
Gross profit	493.2	482.9	580.6	607.7	2,164.4
Operating income	155.0	173.0	240.2	233.2	801.4
Income after tax	109.1	118.2	168.2	166.5	562.0
Equity in losses of affiliate	0.3	2.0	2.4	2.9	7.6
Net income	108.8	116.2	165.8	163.6	554.4
Net income attributable to Fortune Brands	109.1	115.8	164.6	163.6	553.1

Basic earnings per common share	0.78	0.84	1.19	1.18	3.99
Diluted earnings per common share	0.77	0.83	1.17	1.16	3.94

2019	1st	2nd	3rd	4th	Full Year
Net sales	$1,327.9	$1,507.2	$1,459.0	$1,470.5	$5,764.6
Gross profit	458.8	537.6	524.2	531.8	2,052.4
Operating income	135.6	202.4	168.0	192.5	698.5
Income after tax	84.5	137.1	105.7	104.0	431.3
Equity in losses of affiliate	—	—	—	—	—
Net income	84.5	137.1	105.7	104.0	431.3
Net income attributable to Fortune Brands	84.7	137.5	105.6	104.1	431.9

Basic earnings per common share	0.60	0.98	0.76	0.75	3.09
Diluted earnings per common share	0.60	0.97	0.75	0.74	3.06

In 2020, we recorded pre-tax defined benefit plan actuarial loss and settlement loss of $3.2 million —$0.6 million of actuarial loss ($0.4 million after tax) in the third quarter and $2.6 million of actuarial loss and settlement loss ($2.4 million after tax) in the fourth quarter.

In 2019, we recorded pre-tax defined benefit plan actuarial loss of $34.1 million—$2.1 million of actuarial loss ($1.6 million after tax) in the third quarter and $32.0 million of actuarial loss ($24.2 million after tax) in the fourth quarter.

20.    Earnings Per Share

The computations of earnings (loss) per common share were as follows:

(In millions, except per share data)	2020	2019	2018
Income from continuing operations, net of tax	$554.4	$431.3	$390.0
Less: Noncontrolling interests	1.3	(0.6)	0.2
Income from continuing operations for EPS	553.1	431.9	389.8
Loss from discontinued operations, net of tax	—	—	(0.2)
Net income attributable to Fortune Brands	$553.1	$431.9	$389.6
Earnings (loss) per common share
Basic
Continuing operations	$3.99	$3.09	$2.69
Discontinued operations	—	—	—
Net income attributable to Fortune Brands common stockholders	$3.99	$3.09	$2.69
Diluted
Continuing operations	$3.94	$3.06	$2.66
Discontinued operations	—	—	—
Net income attributable to Fortune Brands common stockholders	$3.94	$3.06	$2.66
Basic average shares outstanding(a)	138.7	139.9	144.6
Stock-based awards	1.5	1.4	1.8
Diluted average shares outstanding(a)	140.2	141.3	146.4
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.8	1.8	1.5

(a) Reflects the impact of share repurchases during the years ended December 31, 2020, 2019 and 2018, respectively.

21.    Other (Income) Expense, Net

The components of other (income) expense, net for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In millions)	2020	2019	2018
Defined benefit plan	$(1.3)	$31.9	$(6.5)
Foreign currency losses (gains)	2.8	(0.7)	(2.0)
Gain on equity investment	(11.0)	—	—
Ineffective portion of cash flow hedge	—	—	(3.8)
Other items, net	(3.8)	(2.2)	(4.0)
Total other (income) expense, net	$(13.3)	$29.0	$(16.3)

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under “Superfund” or similar state laws. As of December 31, 2020, ten such instances have not been dismissed, settled or otherwise resolved.  In 2020, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other PRPs or insurance, will not have a material adverse effect on our results of operations, cash flows or financial condition. At December 31, 2020 and 2019, we had accruals of $0.3 and $0.2 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The Company acquired Larson Manufacturing (“Larson”) in December 2020 and therefore, as permitted by the Securities and Exchange Commission, we excluded Larson from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2020. The total assets and total sales of Larson represent 2.3% and 0.0%, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2020.

PricewaterhouseCoopers LLP, the Company’s independent public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

See the information under the captions “Proposal 1 – Election of Directors,” “Corporate Governance - Board Committees - Audit Committee” and “Delinquent Section 16(a) Reports” contained in the 2021 Proxy Statement, which information is incorporated herein by reference. See the information under the caption “Information about our Executive Officers” contained in Part I of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance - Board Committees - Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “2020 Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2021 Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2021 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2021 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2021 Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2021 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits.
(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2020 and 2019 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

(2)	Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 74.

(3)	Exhibits

2.1.

Equity Purchase Agreement dated November 16, 20202 between Fortune Brands Doors, Inc., Fortune Brands Home & Security, Inc. and the owners of Larson Manufacturing Company of South Dakota and its affiliated companies.**

3.1.

Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc., dated as of September 27, 2011, is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012.

3.2.

Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., effective February 23, 2021, are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021.

4.1.	Description of Securities are incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10‑K filed on February 26, 2020.
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

4.6.	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015.
4.7.	Form of global certificate for the Company’s 4.000% Senior Notes due 2023 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018.
4.8.	Form of global certificate for the Company’s 3.250% Senior Notes due 2029 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 13, 2019.
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

10.3.

$1,250,000,000 Second Amended and Restated Credit Agreement by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated September 30, 2019 is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q filed on October 31, 2019.

10.4.

$400,000,000 Credit Agreement among the Company, the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, dated April 29, 2020, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2020.

10.5.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013.*
10.6.	Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s registration Statement on Form S-8 filed on October 3, 2011.*
10.7.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013.*
10.8.

Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016.*

10.9.

Form of Founders Grant Stock Option Award Notice & Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2011.*

10.10.

Form of 2012 Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.11.

Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013.*

10.12.

Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014.*

10.13.

Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.14.

Form of Stock Option Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.15.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.16.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.17.

Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Nicholas I. Fink, Patrick D. Hallinan, Robert K. Biggart, Sheri R. Grissom, Brian C. Lantz, John D. Lee, Marty Thomas and Tracey L. Belcourt, is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018.*

10.18.

Form of Agreement for the Payment of Benefits Following Termination of Employment for each of R. David Banyard, Jr., Brett E. Finley and Cheri M. Phyfer, is incorporated herein by reference to Exhibit 10.24 to the Company’s annual Report on Form 10-K filed on February 28, 2018.*

10.19.

Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10‑K filed on February 27, 2013.*

10.20.

Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.21.

Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017 is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.*

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
101.

The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10‑K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.**

104.	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.**

*	Indicates the exhibit is a management contract or compensatory plan or arrangement.
**	Indicates the exhibit is being furnished or filed herewith, as applicable.

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 24, 2021	By:
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

/s/ nicholas i. fink	/s/ susan s. kilsby*
Nicholas I. Fink, Chief Executive Officer and Director (principal executive officer) Date: February 24, 2021	Susan S. Kilsby, Director Date: February 24, 2021

/s/ patrick d. hallinan	/s/ a.d. david mackay*
Patrick D. Hallinan, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 24, 2021	A.D. David Mackay, Director Date: February 24, 2021

/s/ danny luburic	/s/ john g. morikis *
Danny Luburic, Vice President – Controller (principal accounting officer) Date: February 24, 2021	John G. Morikis, Director Date: February 24, 2021

/s/ amit banati*	/s/ jeffery s. perry*
Amit Banati, Director Date: February 24, 2021	Jeffery S. Perry, Director Date: February 24, 2021

/s/ irial finan*	/s/ david m. thomas*
Irial Finan, Director Date: February 24, 2021	David M. Thomas, Director Date: February 24, 2021

/s/ ann fritz hackett*	/s/ ronald v. waters, iii*
Ann Fritz Hackett, Director Date: February 24, 2021	Ronald V. Waters, III, Director Date: February 24, 2021

*By:	/s/ Robert K. Biggart
Robert K. Biggart, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2020, 2019 and 2018

(In millions)	Balance at Beginning of Period	Charged to Expense	Reclassifications (c)	Write-offs and Deductions (a)	Business Acquisition (b)	Balance at End of Period
2020:
Allowance for cash discounts and sales allowances	$96.9	$258.3	$23.3	$228.3	$2.8	$153.0
Allowance for credit losses	3.0	5.1	2.2	3.6	—	6.7
Allowance for deferred tax assets	16.8	(7.1)	—	—	—	9.7
2019:
Allowance for cash discounts and sales allowances	$84.6	$198.6	$—	$186.3	$—	$96.9
Allowance for credit losses	3.7	1.6	—	2.3	—	3.0
Allowance for deferred tax assets	13.3	3.5	—	—	—	16.8
2018:
Allowance for cash discounts and sales allowances	$84.0	$216.1	$(16.0)	$199.5	$—	$84.6
Allowance for credit losses	3.3	1.5	—	1.4	0.3	3.7
Allowance for deferred tax assets	11.0	2.3	—	—	—	13.3

(a)	Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.
(b)	Represents purchase accounting adjustment related to the Larson acquisition within our Outdoors & Security segment in 2020 and Fiberon acquisition within our Outdoors & Security segment in 2018.
(c)

Represents the reclassification of certain customer program liabilities to sales allowances for our Cabinets segment and accrued credits due to the adoption of CECL across all segments during 2020. Represents reclassification of reserve for returns to a separate liability account due to our adoption of the revenue recognition standard and a reclassification of sales allowances to certain customer program liabilities across all segments during 2018.