Form 10-Q
period 2021-03-31
Fortune Brands Home & Security, Inc.
filed 2021-05-04
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 16, 2021 was 138,598,332.

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2021 and 2020

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$1,771.0	$1,402.7
Cost of products sold	1,126.9	909.5
Selling, general and administrative expenses	371.5	313.9
Amortization of intangible assets	16.6	10.3
Asset impairment charges	—	9.5
Restructuring charges	7.6	4.5
Operating income	248.4	155.0
Interest expense	21.4	22.1
Other expense (income), net	3.3	(6.1)
Income before taxes	223.7	139.0
Income tax	45.9	29.9
Income after tax	177.8	109.1
Equity in losses of affiliate	—	0.3
Net income	177.8	108.8
Less: Noncontrolling interests	—	(0.3)
Net income attributable to Fortune Brands	$177.8	$109.1

Basic earnings per common share	$1.28	$0.78
Diluted earnings per common share	$1.26	$0.77

Comprehensive income	$181.9	$58.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$356.1	$419.1
Accounts receivable less allowances for discounts and credit losses	828.5	734.9
Inventories	958.4	867.2
Other current assets	202.9	187.3
Total current assets	2,345.9	2,208.5
Property, plant and equipment, net of accumulated depreciation	905.1	917.4
Operating lease assets	179.2	170.2
Goodwill	2,466.2	2,394.8
Other intangible assets, net of accumulated amortization	1,434.3	1,420.3
Other assets	151.4	247.5
Total assets	$7,482.1	$7,358.7
Liabilities and equity
Current liabilities
Accounts payable	599.2	620.5
Other current liabilities	597.8	724.6
Total current liabilities	1,197.0	1,345.1
Long-term debt	2,682.8	2,572.2
Deferred income taxes	167.1	160.5
Accrued defined benefit plans	156.8	159.5
Operating lease liabilities	149.1	140.5
Other non-current liabilities	204.9	205.4
Total liabilities	4,557.7	4,583.2
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.8
Paid-in capital	2,955.1	2,926.3
Accumulated other comprehensive loss	(51.0)	(55.1)
Retained earnings	2,358.0	2,180.2
Treasury stock	(2,339.6)	(2,277.7)
Total stockholders' equity	2,924.4	2,775.5
Total liabilities and equity	$7,482.1	$7,358.7

(a)	Common stock, par value $0.01 per share; 184.7 million shares and 184.1 million shares issued at March 31, 2021 and December 31, 2020, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(In millions)

(Unaudited)

	2021	2020
Operating activities
Net income	$177.8	$108.8
Non-cash adjustments:
Depreciation	31.1	27.2
Amortization of intangibles	16.6	10.3
Non-cash lease expense	10.7	7.4
Stock-based compensation	11.6	11.1
Deferred taxes	(0.1)	0.5
Asset impairment charges	—	9.5
Amortization of deferred financing fees	1.2	0.9
Equity in losses of affiliate	—	0.3
Loss (gain) on equity investments	2.9	(6.6)
Loss (gain) on sale of property, plant and equipment	0.2	(0.1)
Changes in assets and liabilities:
Increase in accounts receivable	(91.6)	(81.3)
(Increase) decrease in inventories	(86.4)	9.6
Decrease in accounts payable	(15.9)	(25.6)
Increase in other assets	(10.9)	(7.4)
Decrease in accrued expenses and other liabilities	(150.7)	(92.9)
Increase in accrued taxes	34.3	14.5
Net cash used in operating activities	(69.2)	(13.8)
Investing activities
Capital expenditures (a)	(25.4)	(26.9)
Proceeds from the disposition of assets	1.7	1.5
Cost of acquisitions, net of cash acquired	5.2	—
Cost of investments in equity securities	—	(51.6)
Net cash used in investing activities	(18.5)	(77.0)
Financing activities
Issuance of long-term debt	370.0	380.0
Repayment of long-term debt	(260.0)	(130.0)
Proceeds from the exercise of stock options (b)	10.6	18.4
Treasury stock purchases	(54.1)	(150.0)
Employee withholding taxes related to stock-based compensation	(7.8)	(7.6)
Dividends to stockholders	(36.0)	(33.5)
Other financing, net	0.1	—
Net cash provided by financing activities	22.8	77.3
Effect of foreign exchange rate changes on cash	1.7	(15.0)
Net decrease in cash and cash equivalents	$(63.2)	$(28.5)
Cash, cash equivalents and restricted cash(c) at beginning of period	$425.0	$394.9
Cash, cash equivalents and restricted cash(c) at end of period	$361.8	$366.4

(a)	Capital expenditures of $7.4 million and $4.9 million that had not been paid as of March 31, 2021 and 2020, respectively, were excluded from the Statement of Cash Flows.
(b)	Proceeds from the exercise of stock options for the three months ended March 31, 2021 excludes $6.6 million related to options that were not settled until April 1, 2021.
(c)

Restricted cash of $1.1 million and $4.7 million is included in Other current assets and Other assets, respectively, as of March 31, 2021 and restricted cash of $0.8 million and $5.9 million is included in Other current assets and Other assets, respectively, as of March 31, 2020.  Restricted cash of $1.0 million and $4.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2020.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2021 and 2020

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8
Comprehensive income:
Net income	—	—	—	109.1	—	(0.3)	108.8
Other comprehensive income (loss)	—	—	(50.6)	—	—	—	(50.6)
Stock options exercised	—	18.4	—	—	—	—	18.4
Stock-based compensation	—	11.1	—	—	(7.6)	—	3.5
Treasury stock purchases	—	—	—	—	(150.0)	—	(150.0)
Balance at March 31, 2020	$1.8	$2,843.3	$(123.2)	$1,872.1	$(2,237.0)	$0.9	$2,357.9

Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$—	$2,775.5
Comprehensive income:
Net income	—	—	—	177.8	—	—	177.8
Other comprehensive income (loss)	—	—	4.1	—	—	—	4.1
Stock options exercised	0.1	17.2	—	—	—	—	17.3
Stock-based compensation	—	11.6	—	—	(7.8)	—	3.8
Treasury stock purchases	—	—	—	—	(54.1)	—	(54.1)
Balance at March 31, 2021	$1.9	$2,955.1	$(51.0)	$2,358.0	$(2,339.6)	$—	$2,924.4

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

The condensed consolidated balance sheet as of March 31, 2021, the related condensed consolidated statements of comprehensive income and equity for the three months ended March 31, 2021 and 2020, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited.  The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from those estimates.  In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included.  Interim results may not be indicative of results for a full year.

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies.  In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. In January 2021, upon the expiration of the minority shareholders’ substantive participating rights, we began to consolidate the financial results of Flo into the Company’s financial results.  The financial results of Flo are included in the Company’s condensed consolidated statement of comprehensive income and statement of cash flow for the three months ended March 31, 2021 and the condensed consolidated balance sheet as of March 31, 2021.  The results of operations are included in the Plumbing segment.

Our Doors & Security segment was renamed “Outdoors & Security” to better align with the segment’s strategic focus on the outdoor living space and to better represent the brands within the segment, including the newly acquired Larson Manufacturing (“Larson”). The Outdoors & Security segment name change had no impact on the Company’s previously reported historical financial position, results of operations, cash flow or segment level results.

In December 2020, we acquired 100% of the outstanding equity interests of Larson, the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The Company completed the acquisition for a total purchase price, excluding expected tax benefits, of approximately $717.5 million, net of cash acquired and final working capital adjustments of $2.3 million paid during the three months ended March 31, 2021.  We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s condensed consolidated statement of comprehensive income and statement of cash flow for the three months ended March 31, 2021 and the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The results of operations are included in the Outdoors & Security segment.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual audited consolidated financial statements and notes.  The December 31, 2020 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2.	Recently Issued Accounting Standards

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, which is intended to simplify accounting for income taxes and improve consistency in application.  ASU 2019-12 amends certain elements of income tax accounting, including but not limited to intraperiod tax allocations, step-ups in tax basis of goodwill, and calculating taxes on year-to-date losses in interim periods.  The guidance is effective for the Company’s fiscal year beginning January 1, 2021.  The adoption of this guidance did not have a material effect on our financial statements.

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

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2021	December 31, 2020
Inventories:
Raw materials and supplies	$354.2	$346.6
Work in process	80.9	76.7
Finished products	523.3	443.9
Total inventories	$958.4	$867.2

Property, plant and equipment, gross	$2,159.2	$2,150.1
Less: accumulated depreciation	1,254.1	1,232.7
Property, plant and equipment, net	$905.1	$917.4

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Acquisitions and Dispositions

Flo Technologies

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo, a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022 for a price based on a multiple of Flo’s 2021 sales and adjusted earnings before interest and taxes.

During 2020, we applied the equity method of accounting to our investment in Flo as the minority shareholders had substantive participating rights which precluded consolidation in our results of operations and statements of financial position and cash flows.  Immediately prior to applying the equity method of accounting, we recognized a non-cash gain of $6.6 million within other income during the three months ended March 31, 2020 related to the remeasurement of our previously existing investment in Flo.

The minority shareholders’ substantive participating rights expired on January 1, 2021, at which time we obtained control of, and began consolidating, Flo in our results of operations and statements of financial positions and cash flows. Immediately prior to consolidating Flo, we recognized a non-cash loss of $4.5 million within other expense during the three months ended March 31, 2021 related to the remeasurement of our previously existing investment in Flo.  The fair value allocated to assets acquired and liabilities assumed as of January 1, 2021 was $87.8 million, net of cash acquired of $9.7 million.  Flo’s net sales and operating income for the three months ended March 31, 2021 were not material to the Company.

Larson Manufacturing

In December 2020, we acquired 100% of the outstanding equity of Larson, the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The Company completed the acquisition for a total purchase price, excluding expected tax benefits, of approximately $717.5 million, net of cash acquired and final working capital adjustments of $2.3 million paid during the three months ended March 31, 2021. We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s consolidated balance sheet as of December 31, 2020. The results of operations are included in the Outdoors & Security segment. We incurred $4.5 million of Larson acquisition-related transaction costs in the year ended December 31, 2020. The goodwill expected to be deductible for income tax purposes is approximately $290 million, subject to the finalization of the purchase price allocation.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$42.3
Inventories	51.8
Property, plant and equipment	66.1
Goodwill	304.1
Identifiable intangible assets	313.0
Operating lease assets	6.2
Other assets	4.5
Total assets	788.0
Accounts payable	6.5
Other current liabilities and accruals	31.1
Other non-current liabilities	32.9
Net assets acquired(a)	$717.5

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

Goodwill includes expected sales and cost synergies. The goodwill is included in our Outdoors & Security segment. Larson’s identifiable intangible assets consist of a finite-lived customer relationships asset of $168.0 million, an indefinite-lived tradename of $111.0 million and a finite-lived proprietary technology asset of $34.0 million. The useful life of the customer relationship intangible asset is estimated to be 13 years. The Larson tradename has been assigned an indefinite life as we currently anticipate that this tradename will contribute cash flows to the Company indefinitely. The useful life of the proprietary technology intangible asset is estimated to be 7 years. Customer and contractual relationships and proprietary technology are amortized on a straight-line basis over their useful lives.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $2,466.2 million and $2,394.8 million as of March 31, 2021 and December 31, 2020, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Plumbing	Outdoors & Security	Cabinets	Total Goodwill
Goodwill at December 31, 2020(a)	$750.1	$718.6	$926.1	$2,394.8
Year-to-date translation adjustments	1.8	0.3	0.7	2.8
Acquisition-related adjustments	65.4	3.2	—	68.6
Goodwill at March 31, 2021(a)	$817.3	$722.1	$926.8	$2,466.2
(a)	Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

We also had net identifiable intangible assets of $1,434.3 million and $1,420.3 million as of March 31, 2021 and December 31, 2020, respectively. The $32.0 million increase in gross identifiable intangible assets was primarily due to the consolidation of Flo and foreign translation adjustments.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2021 and December 31, 2020 were as follows:

(In millions)	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$712.2	$—	$712.2	$711.0	$—	$711.0
Amortizable intangible assets
Tradenames	37.3	(14.5)	22.8	34.8	(14.0)	20.8
Customer and contractual relationships	978.2	(350.1)	628.1	973.2	(337.3)	635.9
Patents/proprietary technology	132.9	(61.7)	71.2	109.6	(57.0)	52.6
Total	1,148.4	(426.3)	722.1	1,117.6	(408.3)	709.3
Total identifiable intangibles	$1,860.6	$(426.3)	$1,434.3	$1,828.6	$(408.3)	$1,420.3

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

During the first quarter of 2021, no events or circumstances occurred that required us to perform interim impairment tests of goodwill or indefinite-lived tradenames.

During the second quarter of 2020, extended closures of luxury plumbing showrooms associated with the impact of the novel coronavirus (“COVID-19”) pandemic led to lower than expected sales related to an indefinite-lived tradename within the Plumbing segment, which combined with the updated financial outlook compared to previous forecasts and the continued uncertainty of the COVID-19 pandemic on the sales and profitability related to the tradename led us to conclude that it was more likely than not that the indefinite-lived tradename was impaired.  Therefore, we performed an interim impairment test as of June 30, 2020, and as a result we recognized a pre-tax impairment charge of $13.0 million related to this tradename.  We also performed an evaluation of the useful life of this tradename and determined it was no longer indefinite-lived due to changes in long-term management expectations and future operating plans.  As a result, the remaining carrying value of this tradename is being amortized over its estimated useful life of 30 years.

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment.  This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19.  As of March 31, 2021, the carrying value of this tradename was $29.1 million.

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

The significant assumptions used to estimate the fair values of the tradenames impaired during the year ended December 31, 2020 were as follows:

	2020
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rate	14.8%	15.8%	15.1%
Royalty rate(b)	4.0%	5.0%	4.3%
Long-term revenue growth rate(c)	1.0%	3.0%	1.6%

(a)	Weighted by relative fair value of the impaired tradenames.
(b)	Represents estimated percentage of sales a market-participant would pay to license the impaired tradenames.
(c)	Selected long-term revenue growth rate within 10-year projection period of the impaired tradenames.

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

Unsecured Senior Notes

At March 31, 2021, the Company had aggregate outstanding notes in the amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of March 31, 2021 and December 31, 2020:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 31, 2021	December 31, 2020
4.000% Senior Notes	$500.0	June 2015	June 2025	$496.8	$496.6
4.000% Senior Notes (the "2018 Notes")	600.0	September 2018	September 2023	597.3	597.1
3.250% Senior Notes (the "2019 Notes")	700.0	September 2019	September 2029	693.7	693.5
Total Senior Notes	$1,800.0			$1,787.8	$1,787.2

Credit Facilities

In April 2020, the Company entered into a 364-day supplemental, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”). This supplemental facility was never utilized by the Company prior to its expiration in April 2021.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit agreement, except that the maturity date was extended to September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%.  On March 31, 2021 and December 31, 2020, our outstanding borrowings under this facility were $895.0 million and $785.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets.  As of March 31, 2021, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate, of which there were no outstanding balances as of March 31, 2021 and December 31, 2020.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2021 was $432.7 million. Based on foreign exchange rates as of March 31, 2021, we estimate that $0.7 million of net derivative gains included in accumulated other comprehensive income as of March 31, 2021 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 were as follows:

		Fair Value
(In millions)	Location	March 31, 2021	December 31, 2020
Assets:
Foreign exchange contracts	Other current assets	$3.2	$3.7
Commodity contracts	Other current assets	1.3	1.9
	Total assets	$4.5	$5.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$3.6	$6.5
	Total liabilities	$3.6	$6.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Financial Instruments (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2021 and 2020 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,126.9	$21.4	$3.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(0.8)
Derivative designated as hedging instruments	—	—	—
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.8)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.2	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$909.5	$22.1	$6.1
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	10.0
Derivative designated as hedging instruments	—	—	(10.5)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.6	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.2	—

The cash flow hedges recognized in other comprehensive income were a net loss of $2.0 million and a net loss of $6.5 million in the three months ended March 31, 2021 and 2020, respectively.

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

The carrying value and fair value of debt as of March 31, 2021 and December 31, 2020 were as follows:

(In millions)	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$1,787.8	$1,928.0	$1,787.2	$1,994.9
Revolving credit facility	895.0	895.0	785.0	785.0
Total debt	$2,682.8	$2,823.0	$2,572.2	$2,779.9

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows:

(In millions)	Fair Value
	March 31, 2021	December 31, 2020
Assets
Derivative financial instruments (Level 2)	$4.5	$5.6
Deferred compensation program assets (Level 2)	19.0	16.3
Total assets	$23.5	$21.9
Liabilities
Derivative financial instruments (Level 2)	$3.6	$6.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Accumulated Other Comprehensive (Loss) Income

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2021 and 2020 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)
Amounts classified into accumulated other comprehensive (loss) income	(41.7)	(7.7)	(0.8)	(50.2)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.4)	—	(0.4)
Net current-period other comprehensive (loss) income	(41.7)	(8.1)	(0.8)	(50.6)
Balance at March 31, 2020	$(53.2)	$(2.6)	$(67.4)	$(123.2)

Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	5.8	(1.8)	(0.2)	3.8
Amounts reclassified from accumulated other comprehensive (loss) income	—	0.3	—	0.3
Net current-period other comprehensive (loss) income	5.8	(1.5)	(0.2)	4.1
Balance at March 31, 2021	$13.0	$2.7	$(66.7)	$(51.0)

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three months ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(0.8)	$0.6	Cost of products sold
Commodity contracts	0.1	(0.2)	Cost of products sold
Interest rate contracts	0.2	0.2	Interest expense
	(0.5)	0.6	Total before tax
	0.2	(0.2)	Tax expense
Total reclassifications for the period	$(0.3)	$0.4	Net of tax

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the three months ended March 31, 2021 and 2020:

(In millions)	Three Months Ended March 31,
	2021	2020
Wholesalers(a)	$798.0	$654.2
Home Center retailers(b)	548.9	419.2
Other retailers(c)	99.1	82.6
Builder direct	61.4	54.7
U.S. net sales	1,507.4	1,210.7
International(d)	263.6	192.0
Net sales	$1,771.0	$1,402.7

(a)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(d)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.
11.	Defined Benefit Plans

The components of net periodic benefit income for pension for the three months ended March 31, 2021 and 2020 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits
	2021	2020
Service cost	$0.1	$0.1
Interest cost	6.0	7.1
Expected return on plan assets	(8.7)	(8.2)
Net periodic benefit income	$(2.6)	$(1.0)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Outdoors & Security segment.  All other defined benefit pension plans were frozen as of December 31, 2016.

12.	Income Taxes

The effective income tax rates for the three months ended March 31, 2021 and 2020 were 20.5% and 21.5%, respectively.

The effective income tax rate in 2021 was favorably impacted by a benefit related to decreases in uncertain tax positions and a benefit related to share-based compensation.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made.  We offer our customers various warranty terms based on the type of product that is sold.  Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2021 and 2020, respectively.

(In millions)	Three Months Ended March 31,
	2021	2020
Reserve balance at January 1,	$24.5	$24.7
Provision for warranties issued	8.1	6.5
Settlements made (in cash or in kind)	(8.1)	(7.0)
Acquisition	0.6	—
Foreign translation adjustments	—	(0.1)
Reserve balance at March 31,	$25.1	$24.1

14.	Information on Business Segments

Net sales and operating income for the three months ended March 31, 2021 and 2020 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020	% Change vs. Prior Year
Net Sales
Plumbing	$621.6	$469.0	32.5%
Outdoors & Security	461.5	313.7	47.1
Cabinets	687.9	620.0	11.0
Net sales	$1,771.0	$1,402.7	26.3%
Operating Income (Loss)
Plumbing	$147.9	$104.5	41.5%
Outdoors & Security	52.8	31.5	67.6
Cabinets	72.6	43.7	66.1
Less: Corporate expenses	(24.9)	(24.7)	(0.8)
Operating income	$248.4	$155.0	60.3%

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the three months ended March 31, 2021 and 2020 are shown below.

(In millions)	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$—	$1.5	$1.5	$0.3	$(0.4)	$(0.1)
Outdoors & Security	6.1	—	6.1	0.3	0.8	1.1
Cabinets	1.5	0.4	1.9	2.4	0.1	2.5
Corporate	—	—	—	1.5	0.3	1.8
Total	$7.6	$1.9	$9.5	$4.5	$0.8	$5.3
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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and other charges in the first quarter of 2021 largely related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments. Restructuring and other charges in the first quarter of 2020 largely related to headcount actions associated with COVID-19 across all of our segments and costs associated with changes in our manufacturing processes within our Plumbing segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/20	2021 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 3/31/21
Workforce reduction costs	$6.9	$6.5	$(4.6)	$—	$8.8
Other	0.7	1.1	(0.4)	—	1.4
	$7.6	$7.6	$(5.0)	$—	$10.2
(a)	Cash expenditures primarily relate to severance charges.
(In millions)	Balance at 12/31/19	2020 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 3/31/20
Workforce reduction costs	$6.7	$4.2	$(3.0)	$—	$7.9
Other	0.1	0.3	(0.2)	0.4	0.6
	$6.8	$4.5	$(3.2)	$0.4	$8.5
(a)	Cash expenditures primarily relate to severance charges.
16.	Earnings Per Share

The computations of earnings per common share for the three months ended March 31, 2021 and 2020 were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2021	2020
Net income	$177.8	$108.8
Less: Noncontrolling interest	—	(0.3)
Net income attributable to Fortune Brands	177.8	109.1

Basic earnings per common share	$1.28	$0.78
Diluted earnings per common share	$1.26	$0.77

Basic average shares outstanding	138.6	139.3
Stock-based awards	2.0	1.5
Diluted average shares outstanding	140.6	140.8
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	0.2	0.9

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2021 and 2020. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 2.	FORTUNE BRANDS HOME & SECURITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K for the year ended December 31, 2020.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding our business, operations or financial condition in addition to statements regarding our general business strategies, market potential, future financial performance, the potential of our brands and other matters, expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, planned business strategies, anticipated market potential, future financial performance, impact of acquisitions and other matters including the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to:4 (i) our reliance on the North American home improvement, repair and remodel and new home construction activity levels, and the North American and global economies generally, (ii) the competitive nature of consumer and trade brand businesses, (iii) our ability to develop new products or processes and improve existing products and processes, (iv) our reliance on key customers and suppliers, including wholesale distributors and dealers, (v) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (vi) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (vii) risks associated with doing business globally, including changes in trade-related tariffs and risks with uncertain trade environments, (viii) changes in government and industry regulatory standards, (ix) risks associated with the disruption of operations, (x) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xi) impairments in the carrying value of goodwill or other acquired intangible assets, (xii) delays or outages in our information technology system or computer networks, (xiii) risk of increases in our defined benefit-related costs and funding requirements, (xiv) the uncertainties relating to the impact of COVID-19 on the Company’s business, financial performance and operating results, (xv) risks associated with entering into potential strategic acquisitions and integrating acquired property, (xvi) future tax law changes or the interpretation of existing tax laws, (xvii) our ability to secure and protect our intellectual property rights, (xviii) our ability to attract and retain qualified personnel and other labor constraints, (xix) potential liabilities and costs from claims and litigation, and (xx) our ability to access the capital markets on terms acceptable to us. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure, as well as a tradition of strong innovation and customer service. We believe these long-held strengths will enable us to compete effectively and continue to focus on outperforming our markets in growth, profitability and returns in order to drive increased shareholder value.  We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands.

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

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a substantial majority of the markets we serve consisting of repair and remodel spending.  We believe that recent increases in consumer focus on the home have accelerated the home products market.  We expect this expanding market will continue after the pandemic is over due to an underbuilt housing supply in the U.S. and as more flexible workspaces allow for a greater number of housing options. Growth in the U.S. market for our products will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability.

We may be impacted by fluctuations in the cost and availability of raw materials, tariffs, transportation costs, changes in foreign exchange, inflation and promotional activity among our competitors.  We strive to offset the potential unfavorable impact of these items with productivity improvement initiatives and price increases.

In January 2021, we obtained control of and began consolidating Flo in our results.  Flo, which is included in our Plumbing segment, is a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies.  During 2020, we applied the equity method of accounting to our investment in Flo as the minority shareholders had substantive participating rights which precluded consolidation.  The fair value allocated to assets acquired and liabilities assumed as of January 1, 2021 was $87.8 million, net of cash acquired of $9.7 million.

In December 2020, we acquired 100% of the outstanding equity of Larson, the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The Company completed the acquisition for a total purchase price, excluding expected tax benefits, of approximately $717.5 million, net of cash acquired and final working capital adjustments of $2.3 million paid during the three months ended March 31, 2021.  The results of operations are included in the Outdoors & Security segment.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Net Sales
(In millions)	2021	2020	% Change vs. Prior Year
Plumbing	$621.6	$469.0	32.5%
Outdoors & Security	461.5	313.7	47.1
Cabinets	687.9	620.0	11.0
Net sales	$1,771.0	$1,402.7	26.3%

	Operating Income (Loss)
	2021	2020	% Change vs. Prior Year
Plumbing	$147.9	$104.5	41.5%
Outdoors & Security	52.8	31.5	67.6
Cabinets	72.6	43.7	66.1
Less: Corporate expenses	(24.9)	(24.7)	(0.8)
Operating income	$248.4	$155.0	60.3%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $368.3 million, or 26.3%, due to higher sales volume, the benefit from the 2020 Larson acquisition ($101.2 million), favorable mix, price increases to help mitigate the impact of cumulative commodity and transportation cost increases as well as favorable foreign exchange of approximately $12 million.  These benefits were partially offset by higher promotion and rebate costs.

Cost of products sold

Cost of products sold increased by $217.4 million, or 23.9%, due to higher net sales, the impact of the Larson acquisition including higher amortization of the acquisition related inventory fair value adjustment ($3.3 million in 2021) and product mix, partially offset by the benefit from productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $57.6 million, or 18.3%, due to higher employee related, transportation, and advertising costs.

Amortization of intangible assets

Amortization of intangible assets increased by $6.3 million primarily due to the 2020 Larson acquisition in our Outdoors & Security segment and the 2021 consolidation of Flo in our Plumbing segment.

Asset impairment charges

Asset impairment charges of $9.5 million in 2020 related to an indefinite-lived tradename within our Cabinets segment.

Restructuring charges

Restructuring charges of $7.6 million in the three months ended March 31, 2021 primarily related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments. Restructuring charges of $4.5 million in the three months ended March 31, 2020 primarily related to severance costs across all our segments.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income increased by $93.4 million, or 60.3%, primarily due to higher net sales, productivity improvements, the absence of the 2020 asset impairment charges and the benefit from the 2020 Larson acquisition. These benefits were partially offset by higher employee related, transportation and advertising costs, higher restructuring charges and higher amortization of intangible assets.

Interest expense

Interest expense decreased $0.7 million to $21.4 million due to lower average interest rates, partially offset by higher average borrowings.

Other expense (income), net

Other expense, net, of $3.3 million in the three months ended March 31, 2021 includes a non-cash loss of $4.5 million related to the remeasurement of our investment in Flo immediately prior to consolidation and foreign currency adjustments, partially offset by defined benefit plan income. Other income, net of $6.1 million in the three months ended March 31, 2020 includes a non-cash gain of $6.6 million related to the remeasurement of our investment in Flo immediately prior to applying the equity method of accounting, partially offset by unfavorable foreign currency adjustments.

Income taxes

The effective income tax rates for the three months ended March 31, 2021 and 2020 were 20.5% and 21.5%, respectively. The effective income tax rate in 2021 was favorably impacted by a benefit related to decreases in uncertain tax positions and a benefit related to share-based compensation.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $177.8 million in the three months ended March 31, 2021 compared to $109.1 million in the three months ended March 31, 2020. The increase was due to higher operating income and lower interest expense, partly offset by higher income tax expenses and higher other expense.

Results By Segment

Plumbing

Net sales increased by $152.6 million, or 32.5%, due to higher sales volume across most brands and markets and price increases to help mitigate the impact of cumulative commodity and transportation cost increases as well as favorable foreign exchange of approximately $10 million.  These benefits were partially offset by higher sales rebate costs.

Operating income increased by $43.4 million, or 41.5%, due to higher net sales and the benefit from productivity improvements as well as favorable foreign exchange of approximately $3 million. These benefits were partially offset by the impact of higher marketing, freight and employee related costs.

Outdoors & Security

Net sales increased by $147.8 million, or 47.1%, due to the benefit from the 2020 Larson acquisition ($101.2 million) and higher sales volume.

Operating income increased by $21.3 million, or 67.6%, due to higher net sales, the benefit from the 2020 Larson acquisition and productivity improvements. These benefits were partially offset by commodity cost inflation, higher freight costs and restructuring charges.

Cabinets

Net sales increased by $67.9 million, or 11.0%, due to higher sales volume, in both our make-to-order and value priced points, favorable mix and price increases to help mitigate the impact of cumulative commodity and transportation cost increases as well as favorable foreign exchange of approximately $1 million. These factors were partly offset by increased promotional costs.

Operating income increased by $28.9 million, or 66.1%, due to higher net sales, the absence of asset impairment charges booked during the three months ended March 31, 2020 ($9.5 million), favorable mix and the benefit from productivity improvements.  These factors were partly offset by higher freight costs, commodity inflation and higher employee related costs.

Corporate

Corporate expenses increased by $0.2 million, or 0.8%, due to higher employee related costs.

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2020 entitled “Item 1A. Risk Factors.” In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

At March 31, 2021, the Company had aggregate outstanding notes in the amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of March 31, 2021 and December 31, 2020:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 31, 2021	December 31, 2020
4.000% Senior Notes	$500.0	June 2015	June 2025	$496.8	$496.6
4.000% Senior Notes (the "2018 Notes")	600.0	September 2018	September 2023	597.3	597.1
3.250% Senior Notes (the "2019 Notes")	700.0	September 2019	September 2029	693.7	693.5
Total Senior Notes	$1,800.0			$1,787.8	$1,787.2

Credit Facilities

In April 2020, the Company entered into a 364-day, supplemental $400 million revolving credit facility (the “2020 Revolving Credit Agreement”). This supplemental facility was never utilized by the Company prior to its expiration in April 2021.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%.  On March 31, 2021 and December 31, 2020, our outstanding borrowings under this facility were $895.0 million and $785.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of March 31, 2021, we were in compliance with all covenants under this facility.

Cash and Seasonality

On March 31, 2021, we had cash and cash equivalents of $356.1 million, of which $302.2 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.  The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the first quarter of 2021, we repurchased 0.6 million shares of our outstanding common stock under the Company’s share repurchase program for $54.1 million. As of March 31, 2021, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $408.4 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the first quarter of 2021, we paid dividends in the amount of $36.0 million to the Company’s shareholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2021 and 2020.

(In millions)	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(69.2)	$(13.8)
Net cash used in investing activities	(18.5)	(77.0)
Net cash provided by financing activities	22.8	77.3
Effect of foreign exchange rate changes on cash	1.7	(15.0)
Net decrease in cash and cash equivalents	$(63.2)	$(28.5)

Net cash used in operating activities was $69.2 million in the three months ended March 31, 2021, compared to net cash used in operating activities of $13.8 million in the three months ended March 31, 2020. The increase in cash used of $55.4 million was primarily due to higher increases in working capital driven by higher inventory associated with our strong sales growth (26.3% versus the three months ended March 31, 2020) and the payment of 2020 customer program and employee incentive accruals, partially offset by higher net income and increases in accrued taxes.

Net cash used in investing activities was $18.5 million in the three months ended March 31, 2021, compared to net cash used in investing activities of $77.0 million in the three months ended March 31, 2020. The decrease in cash used of $58.5 million was primarily due to the acquisition of additional shares of Flo in January 2020.

Net cash provided by financing activities was $22.8 million in the three months ended March 31, 2021, compared to cash provided by financing activities of $77.3 million in the three months ended March 31, 2020. The decrease in cash provided of $54.5 million was primarily due to lower net borrowings in 2021 compared to 2020 ($140.0 million decrease), partly offset by lower share repurchases in 2021 compared to 2020.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust.  As of December 31, 2020, the fair value of our total pension plan assets was $784.9 million, representing 84% of the accumulated benefit obligation liability.  In 2021, we expect to make pension contributions of approximately $10 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Larson and Flo and, if necessary, will make appropriate changes as we incorporate our controls and procedures into these recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2021 and 2020.  We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws.  Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs.  We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2021	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	19,577	$83.9	19,577	$460,795,545
February 1 – February 28	290,556	85.1	290,556	436,080,047
March 1 – March 31	328,874	84.2	328,874	408,384,159
Total	639,007	$84.6	639,007

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
September 21, 2020	September 21, 2020	$500 million	September 21, 2022

Item 6.	EXHIBITS

3(i)

Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012.

3(ii)

Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., effective February 23, 2021, are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2021.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 4, 2021	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)