Form 10-Q
period 2021-06-30
Fortune Brands Home & Security, Inc.
filed 2021-07-29
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 16, 2021 was 137,878,925.

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2021 and 2020

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$3,707.1	$2,778.5	$1,936.1	$1,375.8
Cost of products sold	2,357.2	1,802.4	1,230.3	892.9
Selling, general and administrative expenses	766.1	590.1	394.6	276.2
Amortization of intangible assets	32.6	20.6	16.0	10.3
Asset impairment charges	—	22.5	—	13.0
Restructuring charges	7.9	14.9	0.3	10.4
Operating income	543.3	328.0	294.9	173.0
Interest expense	42.6	44.3	21.2	22.2
Other expense (income), net	2.0	(11.3)	(1.3)	(5.2)
Income before taxes	498.7	295.0	275.0	156.0
Income tax	103.7	67.7	57.8	37.8
Income after tax	395.0	227.3	217.2	118.2
Equity in losses of affiliate	—	2.3	—	2.0
Net income	395.0	225.0	217.2	116.2
Less: Noncontrolling interests	—	0.1	—	0.4
Net income attributable to Fortune Brands	$395.0	$224.9	$217.2	$115.8

Basic earnings per common share	$2.85	$1.62	$1.57	$0.84
Diluted earnings per common share	$2.81	$1.61	$1.55	$0.83

Comprehensive income	$411.7	$187.3	$229.8	$129.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$460.0	$419.1
Accounts receivable less allowances for discounts and credit losses	844.6	734.9
Inventories	1,046.8	867.2
Other current assets	197.5	187.3
Total current assets	2,548.9	2,208.5
Property, plant and equipment, net of accumulated depreciation	918.2	917.4
Operating lease assets	189.2	170.2
Goodwill	2,470.6	2,394.8
Other intangible assets, net of accumulated amortization	1,420.6	1,420.3
Other assets	148.5	247.5
Total assets	$7,696.0	$7,358.7
Liabilities and equity
Current liabilities
Accounts payable	697.5	620.5
Other current liabilities	667.2	724.6
Total current liabilities	1,364.7	1,345.1
Long-term debt	2,608.3	2,572.2
Deferred income taxes	171.9	160.5
Accrued defined benefit plans	152.1	159.5
Operating lease liabilities	158.4	140.5
Other non-current liabilities	197.1	205.4
Total liabilities	4,652.5	4,583.2
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.8
Paid-in capital	2,982.8	2,926.3
Accumulated other comprehensive loss	(38.4)	(55.1)
Retained earnings	2,539.3	2,180.2
Treasury stock	(2,442.1)	(2,277.7)
Total stockholders' equity	3,043.5	2,775.5
Total liabilities and equity	$7,696.0	$7,358.7

(a)	Common stock, par value $0.01 per share; 185.0 million shares and 184.1 million shares issued at June 30, 2021 and December 31, 2020, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2021 and 2020

(In millions)

(Unaudited)

	2021	2020
Operating activities
Net income	$395.0	$225.0
Non-cash adjustments:
Depreciation	62.6	57.0
Amortization of intangibles	32.6	20.6
Non-cash lease expense	20.9	16.7
Stock-based compensation	24.4	15.0
Deferred taxes	7.1	(11.8)
Asset impairment charges	—	22.5
Amortization of deferred financing fees	2.1	2.1
Equity in losses of affiliate	—	2.3
Loss (gain) on equity investments	2.9	(6.6)
Loss on sale of property, plant and equipment	1.2	1.2
Changes in assets and liabilities:
Increase in accounts receivable	(106.0)	(59.6)
Increase in inventories	(173.1)	(18.1)
Increase in accounts payable	78.7	11.9
Decrease (increase) in other assets	0.5	(8.1)
Decrease in accrued expenses and other liabilities	(100.2)	(62.2)
Increase in accrued taxes	14.0	52.6
Net cash provided by operating activities	262.7	260.5
Investing activities
Capital expenditures (a)	(65.8)	(42.3)
Proceeds from the disposition of assets	1.7	1.5
Cost of acquisitions, net of cash acquired	5.2	—
Cost of investments in equity securities	—	(59.4)
Net cash used in investing activities	(58.9)	(100.2)
Financing activities
Issuance of long-term debt	535.0	900.0
Repayment of long-term debt	(500.0)	(840.0)
Proceeds from the exercise of stock options	32.1	24.1
Treasury stock purchases	(156.0)	(150.0)
Employee withholding taxes related to stock-based compensation	(8.4)	(7.9)
Dividends to stockholders	(72.0)	(66.6)
Other financing, net	(0.1)	(1.8)
Net cash used in financing activities	(169.4)	(142.2)
Effect of foreign exchange rate changes on cash	5.9	(8.0)
Net increase in cash and cash equivalents	$40.3	$10.1
Cash, cash equivalents and restricted cash(b) at beginning of period	$425.0	$394.9
Cash, cash equivalents and restricted cash(b) at end of period	$465.3	$405.0

(a)	Capital expenditures of $10.5 million and $3.9 million that had not been paid as of June 30, 2021 and 2020, respectively, were excluded from the Statement of Cash Flows.
(b)

Restricted cash of $1.4 million and $3.9 million is included in Other current assets and Other assets, respectively, as of June 30, 2021 and restricted cash of $1.0 million and $5.6 million is included in Other current assets and Other assets, respectively, as of June 30, 2020.  Restricted cash of $1.0 million and $4.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2020.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six and Three Months Ended June 30, 2021 and 2020

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8
Comprehensive income:
Net income	—	—	—	224.9	—	0.1	225.0
Other comprehensive income (loss)	—	—	(37.7)	—	—	—	(37.7)
Stock options exercised	—	24.1	—	—	—	—	24.1
Stock-based compensation	—	15.0	—	—	(7.9)	—	7.1
Treasury stock purchases	—	—	—	—	(150.0)	—	(150.0)
Dividends ($0.24 per common share)	—	—	—	(33.2)	—	—	(33.2)
Balance at June 30, 2020	$1.8	$2,852.9	$(110.3)	$1,954.7	$(2,237.3)	$1.3	$2,463.1

Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$—	$2,775.5
Comprehensive income:
Net income	—	—	—	395.0	—	—	395.0
Other comprehensive income (loss)	—	—	16.7	—	—	—	16.7
Stock options exercised	0.1	32.1	—	—	—	—	32.2
Stock-based compensation	—	24.4	—	—	(8.4)	—	16.0
Treasury stock purchases	—	—	—	—	(156.0)	—	(156.0)
Dividends ($0.26 per common share)	—	—	—	(35.9)	—	—	(35.9)
Balance at June 30, 2021	$1.9	$2,982.8	$(38.4)	$2,539.3	$(2,442.1)	$—	$3,043.5

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at March 31, 2020	$1.8	$2,843.3	$(123.2)	$1,872.1	$(2,237.0)	$0.9	$2,357.9
Comprehensive income:
Net income	—	—	—	115.8	—	0.4	116.2
Other comprehensive income (loss)	—	—	12.9	—	—	—	12.9
Stock options exercised	—	5.7	—	—	—	—	5.7
Stock-based compensation	—	3.9	—	—	(0.3)	—	3.6
Treasury stock purchases	—	—	—	—	—	—	—
Dividends ($0.24 per common share)	—	—	—	(33.2)	—	—	(33.2)
Balance at June 30, 2020	$1.8	$2,852.9	$(110.3)	$1,954.7	$(2,237.3)	$1.3	$2,463.1

Balance at March 31, 2021	$1.9	$2,955.1	$(51.0)	$2,358.0	$(2,339.6)	$—	$2,924.4
Comprehensive income:
Net income	—	—	—	217.2	—	—	217.2
Other comprehensive income (loss)	—	—	12.6	—	—	—	12.6
Stock options exercised	—	14.9	—	—	—	—	14.9
Stock-based compensation	—	12.8	—	—	(0.6)	—	12.2
Treasury stock purchases	—	—	—	—	(101.9)	—	(101.9)
Dividends ($0.26 per common share)	—	—	—	(35.9)	—	—	(35.9)
Balance at June 30, 2021	$1.9	$2,982.8	$(38.4)	$2,539.3	$(2,442.1)	$—	$3,043.5

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

The condensed consolidated balance sheet as of June 30, 2021, the related condensed consolidated statements of comprehensive income and equity for the six and three months ended June 30, 2021 and 2020, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. In January 2021, upon the expiration of the minority shareholders’ substantive participating rights, we began to consolidate the financial results of Flo into the Company’s financial results. The financial results of Flo are included in the Company’s condensed consolidated statements of comprehensive income for the six and three months ended June 30, 2021, the condensed consolidated statement of cash flow for the six months ended June 30, 2021 and the condensed consolidated balance sheet as of June 30, 2021. The results of operations are included in the Plumbing segment.

In December 2020, we acquired 100% of the outstanding equity interests of Larson, the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The Company completed the acquisition for a total purchase price, excluding expected tax benefits, of approximately $717.5 million, net of cash acquired. We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s condensed consolidated statements of comprehensive income for the six and three months ended June 30, 2021, the condensed consolidated statement of cash flow for the six months ended June 30, 2021 and the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The results of operations are included in the Outdoors & Security segment.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2021	December 31, 2020
Inventories:
Raw materials and supplies	$388.0	$346.6
Work in process	85.0	76.7
Finished products	573.8	443.9
Total inventories	$1,046.8	$867.2

Property, plant and equipment, gross	$2,196.1	$2,150.1
Less: accumulated depreciation	1,277.9	1,232.7
Property, plant and equipment, net	$918.2	$917.4

4.	Acquisitions and Dispositions

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

During 2020, we applied the equity method of accounting to our investment in Flo as the minority shareholders had substantive participating rights which precluded consolidation in our results of operations and statements of financial position and cash flows.  Immediately prior to applying the equity method of accounting, we recognized a non-cash gain of $6.6 million within other income during the six months ended June 30, 2020 related to the remeasurement of our previously existing investment in Flo.

The minority shareholders’ substantive participating rights expired on January 1, 2021, at which time we obtained control of, and began consolidating, Flo in our results of operations and statements of financial positions and cash flows. Immediately prior to consolidating Flo, we recognized a non-cash loss of $4.5 million within other expense during the six months ended June 30, 2021 related to the remeasurement of our previously existing investment in Flo. The fair value allocated to assets acquired and liabilities assumed as of January 1, 2021 was $87.8 million, net of cash acquired of $9.7 million. Flo’s net sales and operating income for the six and three months ended June 30, 2021 were not material to the Company.

Larson Manufacturing

In December 2020, we acquired 100% of the outstanding equity interests of Larson, the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The Company completed the acquisition for a total purchase price, excluding expected tax benefits, of approximately $717.5 million, net of cash acquired. We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s consolidated balance sheet as of December 31, 2020. The results of operations are included in the Outdoors & Security segment. We incurred $4.5 million of Larson acquisition-related transaction costs in the year ended December 31, 2020. The goodwill expected to be deductible for income tax purposes is approximately $290 million, subject to the finalization of the purchase price allocation.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$42.3
Inventories	51.1
Property, plant and equipment	66.1
Goodwill	305.4
Identifiable intangible assets	313.0
Operating lease assets	6.2
Other assets	3.7
Total assets	787.8
Accounts payable	6.5
Other current liabilities and accruals	31.1
Other non-current liabilities	32.7
Net assets acquired(a)	$717.5

(a) Net assets exclude $0.4 million of cash transferred to the Company as the result of the Larson acquisition.

The preceding purchase price allocation has been determined provisionally and is subject to revision as additional information about the fair value of individual assets and liabilities becomes available. We apply significant judgement in determining the estimates and assumptions used to determine the fair value of the identifiable intangible assets, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including property, plant and equipment. The provisional measurement of property, plant and equipment and goodwill is subject to change. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

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

5.	Goodwill and Identifiable Intangible Assets

We had goodwill of $2,470.6 million and $2,394.8 million as of June 30, 2021 and December 31, 2020, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Plumbing	Outdoors & Security	Cabinets	Total Goodwill
Goodwill at December 31, 2020(a)	$750.1	$718.6	$926.1	$2,394.8
Year-to-date translation adjustments	3.5	0.7	1.6	5.8
Acquisition-related adjustments	65.5	4.5	—	70.0
Goodwill at June 30, 2021(a)	$819.1	$723.8	$927.7	$2,470.6

(a)	Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2021 and December 31, 2020 were as follows:

(In millions)	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$713.6	$—	$713.6	$711.0	$—	$711.0
Amortizable intangible assets
Tradenames	37.6	(15.1)	22.5	34.8	(14.0)	20.8
Customer and contractual relationships	980.0	(363.9)	616.1	973.2	(337.3)	635.9
Patents/proprietary technology	133.0	(64.6)	68.4	109.6	(57.0)	52.6
Total	1,150.6	(443.6)	707.0	1,117.6	(408.3)	709.3
Total identifiable intangibles	$1,864.2	$(443.6)	$1,420.6	$1,828.6	$(408.3)	$1,420.3

We had net identifiable intangible assets of $1,420.6 million and $1,420.3 as of June 30, 2021 and December 31, 2020, respectively. The $35.6 million increase in gross identifiable intangible assets was primarily due to the consolidation of Flo and foreign translation adjustments.

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 2 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

During the first half of 2021, no events or circumstances occurred that would have required us to perform interim impairment tests of goodwill or indefinite-lived tradenames.

During the second quarter of 2020, we recognized a pre-tax charge of $13.0 million related to a tradename in our Plumbing segment and the remaining carrying value of this tradename is being amortized over its estimated useful life of 30 years. This charge was primarily due to extended closures of luxury plumbing showrooms associated with the impact of the novel coronavirus (“COVID-19”) pandemic that led to lower than expected sales related to an indefinite-lived tradename combined with the updated financial outlook compared to previous forecasts and uncertainty of the COVID-19 pandemic on the sales and profitability.

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment.  This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. As of June 30, 2021, the carrying value of this tradename was $29.1 million.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, the fair value of four Cabinets' tradenames exceeded their carrying values of $180.6 million by less than 30%. A reduction in the estimated fair value of the tradenames in our Cabinets segment could trigger additional impairment charges in future periods.  Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, including due to resurgences of the virus, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

6.	External Debt and Financing Arrangements

Unsecured Senior Notes

At June 30, 2021, the Company had aggregate outstanding notes in the amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of June 30, 2021 and December 31, 2020:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 30, 2021	December 31, 2020
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.0	$496.6
4.000% Senior Notes (the "2018 Notes")	600.0	September 2018	September 2023	597.5	597.1
3.250% Senior Notes (the "2019 Notes")	700.0	September 2019	September 2029	693.8	693.5
Total Senior Notes	$1,800.0			$1,788.3	$1,787.2

Credit Facilities

In April 2020, the Company entered into a 364-day supplemental, $400 million revolving credit facility (the “2020 Revolving Credit Agreement”). This supplemental facility was never utilized by the Company prior to its expiration in April 2021.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. On June 30, 2021 and December 31, 2020, our outstanding borrowings under this facility were $820.0 million and $785.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of June 30, 2021, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate, of which there were no outstanding balances as of June 30, 2021 and December 31, 2020.

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

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2021 was $443.7 million. Based on foreign exchange rates as of June 30, 2021, we estimate that $1.2 million of net derivative gains included in accumulated other comprehensive income as of June 30, 2021 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 were as follows:

		Fair Value
(In millions)	Location	June 30, 2021	December 31, 2020
Assets:
Foreign exchange contracts	Other current assets	$4.5	$3.7
Commodity contracts	Other current assets	—	1.9
	Total assets	$4.5	$5.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$4.6	$6.5
Commodity contracts	Other current liabilities	0.1	—
	Total liabilities	$4.7	$6.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the six months ended June 30, 2021 and 2020 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30, 2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,357.2	$42.6	$2.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	1.7
Derivative designated as hedging instruments	—	—	(3.7)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.7)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.9	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.3	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30, 2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,802.4	$44.3	$11.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(8.8)
Derivative designated as hedging instruments	—	—	10.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.7)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.3	—

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended June 30, 2021 and 2020 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2021
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,230.3	$21.2	$1.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	2.5
Derivative designated as hedging instruments	—	—	(3.7)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.1	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$892.9	$22.2	$5.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	1.2
Derivative designated as hedging instruments	—	—	(0.5)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(1.3)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.1	—

The cash flow hedges recognized in other comprehensive income were a net loss of $0.6 million and a net loss of $6.7 million in the six months ended June 30, 2021 and 2020, respectively. The cash flow hedges recognized in other comprehensive income were a net gain of $1.4 million and a net loss of $0.2 million in the three months ended June 30, 2021 and 2020, respectively.

8.Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels.  Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data.  Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3 except for certain pension assets.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and fair value of debt as of June 30, 2021 and December 31, 2020 were as follows:

(In millions)	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$1,788.3	$1,945.0	$1,787.2	$1,994.9
Revolving credit facility	820.0	820.0	785.0	785.0
Total debt	$2,608.3	$2,765.0	$2,572.2	$2,779.9

The estimated fair value of our revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows:

(In millions)	Fair Value
	June 30, 2021	December 31, 2020
Assets
Derivative financial instruments (Level 2)	$4.5	$5.6
Deferred compensation program assets (Level 2)	20.3	16.3
Total assets	$24.8	$21.9
Liabilities
Derivative financial instruments (Level 2)	$4.7	$6.5

9.	Accumulated Other Comprehensive (Loss) Income

Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the six and three months ended June 30, 2021 and 2020 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)
Amounts classified into accumulated other comprehensive (loss) income	(30.3)	(7.7)	(0.8)	(38.8)
Amounts reclassified from accumulated other comprehensive (loss) income	—	1.1	—	1.1
Net current-period other comprehensive (loss) income	(30.3)	(6.6)	(0.8)	(37.7)
Balance at June 30, 2020	$(41.8)	$(1.1)	$(67.4)	$(110.3)

Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	17.8	(0.3)	(0.2)	17.3
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.6)	—	(0.6)
Net current-period other comprehensive (loss) income	17.8	(0.9)	(0.2)	16.7
Balance at June 30, 2021	$25.0	$3.3	$(66.7)	$(38.4)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at March 31, 2020	$(53.2)	$(2.6)	$(67.4)	$(123.2)
Amounts classified into accumulated other comprehensive (loss) income	11.4	—	—	11.4
Amounts reclassified from accumulated other comprehensive (loss) income	—	1.5	—	1.5
Net current-period other comprehensive (loss) income	11.4	1.5	—	12.9
Balance at June 30, 2020	$(41.8)	$(1.1)	$(67.4)	$(110.3)

Balance at March 31, 2021	$13.0	$2.7	$(66.7)	$(51.0)
Amounts classified into accumulated other comprehensive (loss) income	12.0	1.5	—	13.5
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.9)	—	(0.9)
Net current-period other comprehensive (loss) income	12.0	0.6	—	12.6
Balance at June 30, 2021	$25.0	$3.3	$(66.7)	$(38.4)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the six and three months ended June 30, 2021 and 2020 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(0.7)	$(0.7)	Cost of products sold
Commodity contracts	0.9	(0.4)	Cost of products sold
Interest rate contracts	0.3	0.3	Interest expense
	0.5	(0.8)	Total before tax
	0.1	(0.3)	Tax expense
Total reclassifications for the period	$0.6	$(1.1)	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.1	$(1.3)	Cost of products sold
Commodity contracts	0.8	(0.2)	Cost of products sold
Interest rate contracts	0.1	0.1	Interest expense
	1.0	(1.4)	Total before tax
	(0.1)	(0.1)	Tax expense
Total reclassifications for the period	$0.9	$(1.5)	Net of tax

10.	Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the six and three months ended June 30, 2021 and 2020:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Wholesalers(a)	$1,660.8	$1,246.9	$862.8	$592.7
Home Center retailers(b)	1,117.1	840.1	568.2	420.9
Other retailers(c)	198.1	159.6	99.0	77.0
Builder direct	129.1	106.8	67.7	52.1
U.S. net sales	3,105.1	2,353.4	1,597.7	1,142.7
International(d)	602.0	425.1	338.4	233.1
Net sales	$3,707.1	$2,778.5	$1,936.1	$1,375.8

(a)	Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)	Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowes Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)	Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(d)	Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the six and three months ended June 30, 2021 and 2020 were as follows:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	Pension Benefits		Pension Benefits
	2021	2020	2021	2020
Service cost	$0.2	$0.2	$0.1	$0.1
Interest cost	12.0	14.2	6.0	7.1
Expected return on plan assets	(17.5)	(16.4)	(8.8)	(8.2)
Net periodic benefit income	$(5.3)	$(2.0)	$(2.7)	$(1.0)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Outdoors & Security segment.  All other defined benefit pension plans were frozen as of December 31, 2016.

12.	Income Taxes

The effective income tax rates for the six and three months ended June 30 were 20.8% and 21.0% for 2021 and 22.9% and 24.2% for 2020, respectively.

The effective income tax rates for the six and three month periods ended June 30, 2021 were favorably impacted by a benefit related to decreases in uncertain tax positions and a benefit related to share-based compensation.

13.	Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2021 and 2020, respectively.

(In millions)	Six Months Ended June 30,
	2021	2020
Reserve balance at January 1,	$24.5	$24.7
Provision for warranties issued	16.9	11.6
Settlements made (in cash or in kind)	(16.8)	(12.6)
Acquisition	0.3	—
Reserve balance at June 30,	$24.9	$23.7

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Information on Business Segments

Net sales and operating income for the six and three months ended June 30, 2021 and 2020 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020	% Change vs. Prior Year
Net Sales
Plumbing	$1,316.2	$973.8	35.2%
Outdoors & Security	997.0	646.0	54.3
Cabinets	1,393.9	1,158.7	20.3
Net sales	$3,707.1	$2,778.5	33.4%
Operating Income (Loss)
Plumbing	$316.8	$214.0	48.0%
Outdoors & Security	131.3	76.7	71.2
Cabinets	147.0	81.0	81.5
Less: Corporate expenses	(51.8)	(43.7)	(18.5)
Operating income	$543.3	$328.0	65.6%

	Three Months Ended June 30,
(In millions)	2021	2020	% Change vs. Prior Year
Net Sales
Plumbing	$694.6	$504.8	37.6%
Outdoors & Security	535.5	332.3	61.1
Cabinets	706.0	538.7	31.1
Net sales	$1,936.1	$1,375.8	40.7%
Operating Income (Loss)
Plumbing	$168.9	$109.5	54.2%
Outdoors & Security	78.5	45.2	73.7
Cabinets	74.4	37.3	99.5
Less: Corporate expenses	(26.9)	(19.0)	(41.6)
Operating income	$294.9	$173.0	70.5%

15.	Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2021 and 2020 are shown below.

(In millions)	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$—	$1.6	$1.6	$3.2	$(2.3)	$0.9
Outdoors & Security	6.1	—	6.1	3.1	0.8	3.9
Cabinets	1.8	2.6	4.4	7.1	2.3	9.4
Corporate	—	—	—	1.5	0.3	1.8
Total	$7.9	$4.2	$12.1	$14.9	$1.1	$16.0

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and other charges in the first six months of 2021 largely related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments. Restructuring and other charges in the first six months of 2020 largely related to headcount actions associated with COVID-19-related reductions in demand across all segments.

(In millions)	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Restructuring Charges	Other Charges (a)	Total Charges	Restructuring Charges	Other Charges (a)	Total Charges
Plumbing	$—	$0.2	$0.2	$2.9	$(1.9)	$1.0
Outdoors & Security	—	—	—	2.8	—	2.8
Cabinets	0.3	2.1	2.4	4.7	2.2	6.9
Total	$0.3	$2.3	$2.6	$10.4	$0.3	$10.7
(a)

“Other Charges” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges in the second quarter of 2021 largely related to costs associated with plant and office closures within our Cabinets segment. Restructuring and other charges in the second quarter of 2020 largely related to headcount actions associated with COVID-19-related reductions in demand across all segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/20	2021 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 6/30/21
Workforce reduction costs	$6.9	$6.4	$(7.9)	$—	$5.4
Other	0.7	1.5	(0.9)	—	1.3
Total	$7.6	$7.9	$(8.8)	$—	$6.7
(a)	Cash expenditures primarily relate to severance charges.

(In millions)	Balance at 12/31/19	2020 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 6/30/20
Workforce reduction costs	$6.7	$14.5	$(7.2)	$—	$14.0
Other	0.1	0.4	(0.4)	—	0.1
Total	$6.8	$14.9	$(7.6)	$—	$14.1
(a)	Cash expenditures primarily relate to severance charges.
16.	Earnings Per Share

The computations of earnings per common share for the six and three months ended June 30, 2021 and 2020 were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net income	$395.0	$225.0	$217.2	$116.2
Less: Noncontrolling interest	—	0.1	—	0.4
Net income attributable to Fortune Brands	395.0	224.9	217.2	115.8

Basic earnings per common share	$2.85	$1.62	$1.57	$0.84
Diluted earnings per common share	$2.81	$1.61	$1.55	$0.83

Basic average shares outstanding	138.5	138.6	138.4	138.0
Stock-based awards	2.0	1.2	2.0	0.8
Diluted average shares outstanding	140.5	139.8	140.4	138.8
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	0.3	1.4	0.4	1.9

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six and three months ended June 30, 2021 and 2020. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

18.Subsequent Event

On July 23, 2021, the Company’s Board of Directors authorized the repurchase of up to $400 million of shares of the Company’s common stock over the two years ending July 23, 2023. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Item 2.FORTUNE BRANDS HOME & SECURITY, INC.

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

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a substantial majority of the markets we serve consisting of repair and remodel spending. We believe the market for our home products in the U.S. will continue to grow due to demographics that support long-term sustainable housing growth as well as an underbuilt housing supply and an aged housing stock requiring repair and remodel investments. Growth in the U.S. market for our products will largely depend on consumer confidence, employment, home prices, stable mortgage rates and credit availability.

We have been and may continue to be impacted by fluctuations in the cost and availability of raw materials, labor and transportation, tariffs, changes in foreign exchange and inflation. We strive to offset the potential unfavorable impact of these items with productivity improvement initiatives and price increases.

In January 2021, we obtained control of and began consolidating Flo Technologies, Inc. (“Flo”) in our Plumbing segment results. Flo is a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. During 2020, we applied the equity method of accounting to our investment in Flo as the minority shareholders had substantive participating rights which precluded consolidation. The fair value allocated to assets acquired and liabilities assumed as of January 1, 2021 was $87.8 million, net of cash acquired of $9.7 million.

In December 2020, we acquired 100% of the outstanding equity of Larson Manufacturing, the North American market leading brand of storm, screen and security doors (“Larson”). Larson also sells related outdoor living products including retractable screens and porch windows. The Company completed the acquisition for a total purchase price, excluding expected tax benefits, of approximately $717.5 million, net of cash acquired. The results of operations are included in the Outdoors & Security segment.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2021 Compared To Six Months Ended June 30, 2020

	Net Sales
(In millions)	2021	2020	% Change vs. Prior Year
Plumbing	$1,316.2	$973.8	35.2%
Outdoors & Security	997.0	646.0	54.3
Cabinets	1,393.9	1,158.7	20.3
Net sales	$3,707.1	$2,778.5	33.4%

	Operating Income (Loss)
	2021	2020	% Change vs. Prior Year
Plumbing	$316.8	$214.0	48.0%
Outdoors & Security	131.3	76.7	71.2
Cabinets	147.0	81.0	81.5
Less: Corporate expenses	(51.8)	(43.7)	(18.5)
Operating income	$543.3	$328.0	65.6%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $928.6 million, or 33.4%, due to higher sales volume including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, the benefit from the 2020 Larson acquisition ($216.9 million), favorable mix, price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $35 million. These benefits were partially offset by higher promotion and rebate costs.

Cost of products sold

Cost of products sold increased by $554.8 million, or 30.8%, due to higher net sales, the impact of the Larson acquisition including higher amortization of the acquisition related inventory fair value adjustment ($3.4 million in 2021), product mix and commodity and labor inflation, partially offset by the benefit from productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $176.0 million, or 29.8%, due to higher employee-related, transportation and advertising costs.

Amortization of intangible assets

Amortization of intangible assets increased by $12.0 million primarily due to the 2020 Larson acquisition in our Outdoors & Security segment and the 2021 consolidation of Flo in our Plumbing segment.

Asset impairment charges

Asset impairment charges of $22.5 million in 2020 related to indefinite-lived tradenames within our Plumbing and Cabinets segments.

Restructuring charges

Restructuring charges of $7.9 million in the six months ended June 30, 2021 primarily related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments. Restructuring charges of $14.9 million in the six months ended June 30, 2020 largely related to headcount actions associated with COVID-19-related reductions in demand across all segments.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income increased by $215.3 million, or 65.6%, primarily due to higher net sales, the benefit from the 2020 Larson acquisition, the absence of the 2020 asset impairment charges and productivity improvements, as well as favorable foreign exchange of approximately $11 million. These benefits were partially offset by higher employee-related, commodity, transportation, advertising, promotion and rebate costs, and higher amortization of intangible assets.

Interest expense

Interest expense decreased $1.7 million to $42.6 million due to lower average interest rates, partially offset by higher average borrowings.

Other expense (income), net

Other expense, net, of $2.0 million in the six months ended June 30, 2021, included a non-cash loss of $4.5 million related to the remeasurement of our investment in Flo immediately prior to consolidation and foreign currency adjustments, partially offset by defined benefit plan income. Other income, net was $11.3 million in the six months ended June 30, 2020, primarily due to gains of $11.0 million related to our January 2020 investment in Flo.

Income taxes

The effective income tax rates for the six months ended June 30, 2021 and 2020 were 20.8% and 22.9%, respectively. The effective income tax rate in 2021 was favorably impacted by a benefit related to decreases in uncertain tax positions and a benefit related to share-based compensation.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $395.0 million in the six months ended June 30, 2021 compared to $224.9 million in the six months ended June 30, 2020. The increase was primarily due to higher operating income, lower equity in losses of affiliate and lower interest expense, partly offset by higher income tax expenses and higher other expense.

Results By Segment

Plumbing

Net sales increased by $342.4 million, or 35.2%, due to higher sales volume across all brands and markets, including showroom customers whose locations were negatively impacted in 2020 by the COVID-19 pandemic, and price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $32 million. These benefits were partially offset by higher sales rebate costs.

Operating income increased by $102.8 million, or 48.0%, due to higher net sales, prior year asset impairment charges recorded ($13.0 million), and the benefit from productivity improvements, as well as favorable foreign exchange of approximately $11 million. These benefits were partially offset by the impact of higher employee-related, marketing, rebate and freight costs and unfavorable mix.

Outdoors & Security

Net sales increased by $351.0 million, or 54.3%, due to the benefit from the 2020 Larson acquisition ($216.9 million), higher sales volume including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, price increases to help mitigate the impact of cumulative commodity and transportation cost increases and favorable product mix.

Operating income increased by $54.6 million, or 71.2%, due to higher net sales, the benefit from the 2020 Larson acquisition and productivity improvements. These benefits were partially offset by commodity cost inflation, higher employee-related and freight costs and higher restructuring charges.

Cabinets

Net sales increased by $235.2 million, or 20.3%, due to higher sales volume in both our make-to-order and value priced point products, including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, favorable mix and price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $3 million.

RESULTS OF OPERATIONS (Continued)

Operating income increased by $66.0 million, or 81.5%, due to higher net sales, the benefit from productivity improvements, the absence of asset impairment charges recorded during the six months ended June 30, 2020 ($9.5 million) and lower restructuring costs. These factors were partly offset by commodity inflation, higher freight costs and higher employee-related costs.

Corporate

Corporate expenses increased by $8.1 million, or 18.5%, due to higher employee-related and consulting costs.

Three Months Ended June 30, 2021 Compared To Three Months Ended June 30, 2020

	Net Sales
(In millions)	2021	2020	% Change vs. Prior Year
Plumbing	$694.6	$504.8	37.6%
Outdoors & Security	535.5	332.3	61.1
Cabinets	706.0	538.7	31.1
Net sales	$1,936.1	$1,375.8	40.7%

	Operating Income (Loss)
	2021	2020	% Change vs. Prior Year
Plumbing	$168.9	$109.5	54.2%
Outdoors & Security	78.5	45.2	73.7
Cabinets	74.4	37.3	99.5
Less: Corporate expenses	(26.9)	(19.0)	(41.6)
Operating income	$294.9	$173.0	70.5%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $560.3 million, or 40.7%, due to higher sales volume including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, the benefit from the 2020 Larson acquisition ($115.7 million), favorable mix, price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $23 million. These benefits were partially offset by higher promotion and rebate costs.

Cost of products sold

Cost of products sold increased by $337.4 million, or 37.8%, due to higher net sales, the impact of the 2020 Larson acquisition, product mix, commodity cost inflation, higher tariffs and higher employee-related costs, partially offset by the benefit from productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $118.4 million, or 42.9%, due to higher employee-related, transportation and advertising costs.

Amortization of intangible assets

Amortization of intangible assets increased by $5.7 million primarily due to the 2020 Larson acquisition in our Outdoors & Security segment and the 2021 consolidation of Flo in our Plumbing segment.

Asset impairment charges

Asset impairment charges of $13.0 million in 2020 related to an indefinite-lived tradename in our Plumbing segment.

RESULTS OF OPERATIONS (Continued)

Restructuring charges

Restructuring charges of $0.3 million in the three months ended June 30, 2021 largely related to costs associated with an office closure within our Cabinets segment. Restructuring charges of $10.4 million in the three months ended June 30, 2020 largely related to headcount actions associated with COVID-19-related reductions in demand across all segments.

Operating income

Operating income increased by $121.9 million, or 70.5%, primarily due to higher net sales, favorable mix, the benefit from the 2020 Larson acquisition, productivity improvements, the absence of the 2020 asset impairment charges, and lower restructuring charges, as well as favorable foreign exchange of approximately $8 million. These benefits were partially offset by higher employee-related costs, higher commodity and tariff costs, transportation and advertising costs, higher promotion and rebate costs and higher amortization of intangible assets.

Interest expense

Interest expense decreased $1.0 million to $21.2 million due to lower average interest rates, partially offset by higher average borrowings.

Other income, net

Other income, net, was $1.3 million in the three months ended June 30, 2021, compared to $5.2 million in the three months ended June 30, 2020. The decrease in other income, net is primarily due to the absence of a $4.4 million gain related to our January 2020 investment in Flo.

Income taxes

The effective income tax rates for the three months ended June 30, 2021 and 2020 were 21.0% and 24.2%, respectively. The effective income tax rate in 2021 was favorably impacted by a benefit related to decreases in uncertain tax positions and a benefit related to share-based compensation.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $217.2 million in the three months ended June 30, 2021 compared to $115.8 million in the three months ended June 30, 2020. The increase was primarily due to higher operating income, lower equity in losses of affiliate and lower interest expense, partly offset by higher income tax expenses and lower other income.

Results By Segment

Plumbing

Net sales increased by $189.8 million, or 37.6%, due to higher sales volume across all brands and markets, including showroom customers whose locations were negatively impacted in 2020 by the COVID-19 pandemic, price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $22 million. These factors were partly offset by higher sales rebate costs.

Operating income increased by $59.4 million, or 54.2%, due to higher net sales, the absence of asset impairment charges recorded during the three months ended June 30, 2020 ($13.0 million) and the benefit from productivity improvements, as well as favorable foreign exchange of approximately $8 million. These benefits were partially offset by the impact of higher employee-related costs, advertising costs, tariffs, freight costs and commodity inflation.

Outdoors & Security

Net sales increased by $203.2 million, or 61.1%, due to the benefit from the 2020 Larson acquisition ($115.7 million), higher sales volume including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, price increases to help mitigate the impact of cumulative commodity and transportation cost increases and favorable product mix.

Operating income increased by $33.3 million, or 73.7%, due to higher net sales, the benefit from the 2020 Larson acquisition, productivity improvements and lower restructuring costs. These benefits were partially offset by commodity cost inflation, higher employee-related costs and higher freight costs, as well as unfavorable foreign exchange of approximately $1 million.

Cabinets

Net sales increased by $167.3 million, or 31.1%, due to higher sales volume in both our make-to-order and value priced point products, including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, favorable mix and price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $1 million.

Operating income increased by $37.1 million, or 99.5%, due to higher net sales, favorable mix, the benefit from productivity improvements and lower restructuring costs. These factors were partly offset by higher employee-related costs, higher freight costs and commodity inflation.

Corporate

Corporate expenses increased by $7.9 million, or 41.6%, due to higher employee-related and consulting costs.

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

Long-Term Debt

At June 30, 2021, the Company had aggregate outstanding notes in the amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of June 30, 2021 and December 31, 2020:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 30, 2021	December 31, 2020
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.0	$496.6
4.000% Senior Notes (the "2018 Notes")	600.0	September 2018	September 2023	597.5	597.1
3.250% Senior Notes (the "2019 Notes")	700.0	September 2019	September 2029	693.8	693.5
Total Senior Notes	$1,800.0			$1,788.3	$1,787.2

Credit Facilities

In April 2020, the Company entered into a 364-day, supplemental $400 million revolving credit facility (the “2020 Revolving Credit Agreement”). This supplemental facility was never utilized by the Company prior to its expiration in April 2021.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The terms and conditions of the 2019 Revolving Credit Agreement, including the total commitment amount, essentially remained the same as under the previous credit agreement, except that the maturity date was extended to September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. On June 30, 2021 and December 31, 2020 our outstanding borrowings under this facility were $820.0 million and $785.0 million, respectively. This facility is included in long-term debt in the condensed consolidated balance sheets. As of June 30, 2021, we were in compliance with all covenants under this facility.

Cash and Seasonality

On June 30, 2021, we had cash and cash equivalents of $460.0 million, of which $382.5 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the first six months of 2021, we repurchased 1.6 million shares of our outstanding common stock under the Company’s share repurchase program for $156.0 million. As of June 30, 2021, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $306.4 million. On July 23, 2021, our Board of Directors authorized the repurchase of up to $400 million of shares of our common stock over the two years ending July 23, 2023. The share repurchase programs do not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the first six months of 2021, we paid dividends in the amount of $72.0 million to the Company’s shareholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase shareholder value.

In January 2021, we obtained control of and began consolidating Flo in our Plumbing segment results. Flo is a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. During 2020, we applied the equity method of accounting to our investment in Flo as the minority shareholders had substantive participating rights which precluded consolidation. The fair value allocated to assets acquired and liabilities assumed as of January 1, 2021 was $87.8 million, net of cash acquired of $9.7 million.

In December 2020, we acquired 100% of the outstanding equity interests of Larson, the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The Company completed the acquisition for a total purchase price, excluding expected tax benefits, of approximately $717.5 million, net of cash acquired. The results of operations are included in the Outdoors & Security segment.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2021 and 2020.

(In millions)	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$262.7	$260.5
Net cash used in investing activities	(58.9)	(100.2)
Net cash used in financing activities	(169.4)	(142.2)
Effect of foreign exchange rate changes on cash	5.9	(8.0)
Net increase in cash and cash equivalents	$40.3	$10.1

Net cash provided by operating activities was $262.7 million in the six months ended June 30, 2021, compared to net cash provided by operating activities of $260.5 million in the six months ended June 30, 2020. The increase in cash provided of $2.2 million was primarily due to higher net income, partially offset by higher increases in working capital associated with our sales growth.

Net cash used in investing activities was $58.9 million in the six months ended June 30, 2021, compared to net cash used in investing activities of $100.2 million in the six months ended June 30, 2020. The decrease in cash used of $41.3 million was primarily due to the acquisition of additional shares of Flo in January and April 2020 and the cash acquired during the consolidation of Flo Technologies in January 2021, partially offset by higher capital expenditures.

Net cash used in financing activities was $169.4 million in the six months ended June 30, 2021, compared to cash used in financing activities of $142.2 million in the six months ended June 30, 2020. The increase in cash used of $27.2 million was primarily due to lower net borrowings in 2021 compared to 2020 ($25.0 million decrease), higher share repurchases in 2021 compared to 2020 and higher dividends to shareholders, partially offset by an increase in the proceeds from the exercise of stock options.

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

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Larson and Flo and, if necessary, will make the appropriate changes as we incorporate our controls and procedures into these recently acquired businesses.

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

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six and three months ended June 30, 2021 and 2020.  We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws.  Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs.  Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Item 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 in the section entitled “Risk Factors.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2021:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2021	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	—	$—	—	$408,354,159
May 1 – May 31	551,200	104.9	551,200	350,550,547
June 1 – June 30	443,900	99.4	443,900	306,417,616
Total	995,100	$102.5	995,100

(a)	Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
September 21, 2020	September 21, 2020	$500,000,000	September 21, 2022
July 23, 2021	July 23, 2021	$400,000,000	July 23, 2023

Item 6.	EXHIBITS

3(i)

Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012.

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

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: July 29, 2021	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)