Form 10-K
period 2021-12-31
Fortune Brands Home & Security, Inc.
filed 2022-02-28
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2021 (the last day of the registrant’s most recent second quarter) was $13,699,604,954. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 11, 2022, was 134,174,304.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 3, 2022 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2022 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1. Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding our general business strategies, anticipated market potential, the potential impact of costs, including material and labor costs, the potential impact of inflation, the potential of our brands expected capital spending, expected pension contributions, expected impact of acquisitions, the anticipated effects of recently issued accounting standards on our financial statements, planned business strategies, future financial performance and other matters. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the expectations, estimates, assumptions and projections about our industry, business and future financial results available at the time this report is filed with the Securities and Exchange Commission (the “SEC”). Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed in the section below entitled “Risk Factors.” Except as required by law, we undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by the law.

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

Our Strategy

Build on leading business and brand positions in attractive growth and return categories. We have leading brands with what we believe to be sustainable competitive advantages in many of our product categories, which we sell primarily in North America and China. We believe that established brands are meaningful to both consumers and trade customers in their respective categories and that we have the opportunity to, among other things, gain share in the marketplace and continue to strengthen many of our brands through cross-branding, expanding into adjacent product categories, and expanding in international and e-commerce markets. We are committed to continuing to invest in our capacity and supply chain to strengthen our business and continue to meet demand for our products.

Develop innovative products and processes for customers and consumers. We have a long track record of successful product and process innovations that introduce valued new products to our customers and consumers. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets, including in the digital space and connected products.

Enhance returns and deploy our cash flow to high-return opportunities. We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and return cash to stockholders through a combination of dividends and repurchases of our common stock.

Advance our digital strategy to fuel growth. We continue to invest in our digital capabilities to leverage our scale across technology, data and talent to further accelerate and sustain growth in e-commerce and connected products.

Invest in appropriate ESG initiatives that positively impact our employees and community and conduct business responsibly. We believe that advancing environmental, social and governance (“ESG”) initiatives are critical to making sure we continue to serve our customers and consumers to meet their needs. As a manufacturer, conducting business ethically is a priority for our businesses. We continue to look for ways to improve our environmental, social and governance programs and practices by focusing on ways to improve water conservation, waste reduction and carbon and climate impact, keep our employees safe and create a culture where all employees are treated with dignity and respect.

Invest in a common set of capabilities across the enterprise, known as the Fortune Brands Advantage.

While our business segments are focused on distinct product categories and are responsible for their own performance, the Fortune Brands Advantage is an operating model consisting of a set of unifying capabilities that we believe are critical to our strategic growth across all of our businesses. The Fortune Brands Advantage currently consists of three critical pillars:

Category Management - Partnering with our channel partners to drive optimal performance and best serve our consumers through actionable category insights.

Global Supply Chain Excellence - Leveraging our robust, global supply chain to strategically drive scale efficiencies with cutting edge capabilities.

Complexity Reduction - Simplifying workstreams to be even more efficient.

We continue to grow our competencies in these areas, allowing each of our businesses to take advantage of available opportunities for revenue growth and margin improvement, no matter the market environment.

Business Segments

We have three business segments: Plumbing, Outdoors & Security and Cabinets. Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 16% of 2021 net sales were to international markets, and sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”), each accounted for more than 14% of the Company’s net sales in 2021. Sales to all U.S. home centers in the aggregate were approximately 35% of net sales in 2021. In 2021, sales to our top ten customers represented less than half of total sales.

Plumbing. Our Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe and Shaws brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Mexico, Southeast Asia, Europe and South America. Approximately 32% of 2021 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturers’ representatives, primarily to wholesalers, home centers, mass merchandisers and industrial distributors. This segment is increasingly investing in digital trends and “smart” home capabilities. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 21% of net sales of the Plumbing segment in 2021 . This segment’s chief competitors include Masco, Kohler, LIXIL Group, InSinkErator (owned by Emerson Electronic Company), Huida, Hgill, and Jomoo and imported private-label brands.

Outdoors & Security. Our Outdoors & Security segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand, storm, screen and security doors under the Larson brand, composite decking, railing and cladding under the Fiberon brand, and urethane millwork under the Fypon brand. It also manufactures, sources and distributes locks, safety and security devices, and electronic security products under the Master Lock and American Lock brands and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand. Larson, a North American market leading brand of storm, screen and security doors, was acquired in December 2020. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 10% of 2021 net sales were to international markets. This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In addition, it sells lock systems and fire resistant safes to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 30% of net sales of the Outdoors & Security segment in 2021. Therma-Tru, Larson, Fiberon and Fypon brands compete with Masonite, JELD-WEN, Andersen, Trex, Azek, Plastpro, Pella and various regional and local suppliers. The Master Lock brand competes with Abus, W.H. Brady, Hampton, Allegion, Assa Abloy and various imports. The SentrySafe brand competes with Magnum, Fortress and Interlocks.

Cabinets. Our Cabinets segment manufactures high quality stock, semi-custom and custom cabinetry, as well as vanities, for the kitchen, bath and other parts of the home with a regional and international supply chain footprint. This segment sells a portfolio of brands, including AOK, Diamond Brands, KitchenCraft, Homecrest, Omega and EVE, that enable our customers to differentiate themselves against competitors. Substantially all of this segment’s sales are in North America. Approximately 6% of 2021 net sales were to international markets. This segment sells directly to kitchen and bath dealers, home centers, wholesalers, large builders and through e-commerce. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 39% of net sales of the Cabinets segment in 2021. This segment’s competitors include Cabinetworks Group (formerly ACPI) and American Woodmark, as well as a large number of overseas, regional and local competitors.

Other Information

Raw materials. The table below indicates the principal raw materials used by each of our segments. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products.

Segment	Raw Materials
Plumbing	Brass, zinc, resins, stainless steel and aluminum
Outdoors & Security	Wood, resins, plastics, steel, glass, aluminum, vinyl and insulating foam
Cabinets	Hardwoods (maple, birch and oak), plywood and particleboard

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

Human Capital Resources. As of December 31, 2021, Fortune Brands had more than 28,000 full-time and part-time employees worldwide (excluding contract workers). Approximately 77% of our workforce is composed of hourly production and distribution associates and the remaining population is composed of associates in an office role. Approximately 14% of employees in the U.S. work under collective bargaining agreements. Below is a summary of the number of employees by segment and role:

Segment	Production and Distribution	Office	Total
Plumbing	2,461	2,167	4,628
Outdoors & Security	5,402	1,911	7,313
Cabinets	13,646	2,330	15,976
Corporate	—	139	139

We believe our associates are the key to our success. We invest in our teams and develop our associates to become the next generation of leaders to fuel innovation and drive Company growth. The Company also endeavors to create an environment that keeps our employees safe, treats them with dignity and respect and fosters a culture of performance. Fortune Brands does this through the programs summarized below, the objectives and related risks of each is overseen by our Board of Directors or its committees.

Health and Safety

Safety is a critical element to Fortune Brands’ growth strategy, integral to Company culture and one of our core values. This is reflected in our goal of zero safety incidents and through our efforts to create an injury-free workplace. Our Employee Safety & Environmental Stewardship Principles set standards for how we maintain a safe work environment and guides our business operations. The Company also has an Environmental, Health & Safety Leadership council comprised of representatives from across the Company’s businesses that share best practices and is responsible for driving environmental, health and safety strategy. This helps drive our best-in-class programs designed to reinforce positive behaviors, to empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and to mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk. Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees. Two of our primary safety measures are the Total Recordable Incidence Rate ("TRIR") and Lost Time Rate ("LTR"). For the year ended December 31, 2021, our TRIR was 1.34, compared to 1.20 for the year ended December 31, 2020 and our LTR was 0.48, compared to 0.40 for the year ended December 31, 2020. The year over year increases in in these numbers are reflective of the addition of Larson to our 2021 results.

Our safety focus was demonstrated in our continued response to the COVID-19 pandemic. In 2021, we supplemented our enhanced safety protocols and implemented a mandatory mask mandate in our facilities when a location hits a positivity rate of 1% or more. We continue to offer flexibility to work remotely, with most office locations working on a hybrid schedule, but allowing for flexibility in that schedule where possible to minimize potential exposure of our employees. We also emphasized the importance of vaccines, by offering over 40 onsite vaccine clinics to employees, implementing flexible leave policies to allow people to get vaccinated, and offering educational opportunities on the safety and efficacy of vaccines. The Company also encouraged vaccinations and rewarded employees who were already vaccinated through a vaccine sweepstakes.

Attracting and Retaining Superior Talent

Fortune Brands is committed to investing in the physical, emotional and financial well-being of our employees and we believe that this is a critical component of our business strategy. To attract and retain superior talent at all levels of the Company, our total rewards are designed to be market competitive, align employee incentives with Company performance and support our employees across many aspects of their lives. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and employee performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits including medical, dental and vision coverage, health savings and spending accounts, and employee assistance services. In 2021, we took steps to enhance our benefit plans starting in 2022 to further enhance inclusivity by providing enhanced parental support benefits for our US associates, including fertility benefits and specialized support from adoption and surrogacy assistance to pregnancy and post-partum. Many of our businesses also offer paid parental leave.

Creating a Culture of Diversity, Equity and Inclusion (“DEI”)

We continue to take measured actions that create an inclusive culture and diverse workforce, increase representation and engagement of underrepresented associates and that are reflective of our consumers and communities. We believe that attracting and retaining talented and diverse employees will enable us to be more innovative, responsive to consumer needs and deliver strong performance and growth.

Fortune Brands is a party to CEO Action for Diversity & Inclusion, a CEO-driven business commitment to advance diversity and inclusion in the workplace. We also continue to partner with Network of Executive Women to help focus on the development and advancement of women. In 2021, Fortune Brands joined the W.K. Kellogg Foundation Expanding Equity program, a program designed for advancing racial equity in the workplace. The program has helped the Company to create a comprehensive diversity, equity and inclusion equity to increase representation of underrepresented associates. The Company is committed to increasing representation of professionals of color and women through new hires and promotions, ensuring an inclusive culture by reducing the barriers to inclusion through our policies, programs, business practices and education and by demonstrating support for racial equality in our communities through outreach and investment. As of December 31, 2021, Fortune Brands’ workforce is composed of 38% women and approximately 44% of hourly production and distribution employees are people of color and 15% of employees in an office role are people of color.

The Company implemented an unconscious bias learning program to increase DEI awareness and break bias in the decision making process for its senior leaders during 2020. In 2021, Fortune Brands continued its unconscious bias learning program to all global people managers and launched an organization-wide employee engagement survey among employees and implemented a system to foster employee engagement and drive continued improvement in DEI awareness. The Company also continued to expand its employee resource groups during 2021. We now have a dedicated employee resource group for our Women, Black, Hispanic and LGBTQ employees that are focused on activating and educating leaders and accelerating an inclusive culture. These actions supplement the Company’s (i) inclusive culture councils which are responsible for setting priorities and initiatives that support an inclusive work environment, and (ii) employee resource groups that support DEI initiatives and provide networking and professional development opportunities.

Talent Development and Succession

We aim to inspire and equip our associates to be successful in their current role within the organization and help them to develop the skills to build on opportunities to grow their career. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles, while attracting new talent and capabilities in support of continuous improvement in all we do. Fortune Brands uses performance management programs to support a high-performance culture, strengthening our employee engagement and helping to retain our top talent. The Company provides associates with relevant skills training and provides leadership training for production and distribution associates in a supervisory role and mid-level office associates. The Company also makes a significant investment in assessing our talent against the jobs both in the near term and the future and ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

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

Environmental matters. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other potentially responsible parties under Superfund or similar state laws or from insurance, will not have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Industry Risks

Our business primarily relies on North American and Chinese home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, unfavorable interest rates or other business conditions could adversely affect our results of operations, cash flows and financial condition.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America and China. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations.

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

Our businesses rely on the performance of wholesale distributors and dealers, retailers and other marketing arrangements and could be adversely affected by poor performance or other disruptions in our distribution channels and customers.

We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations, cash flows and financial condition.

The consolidation of distributors or retailers or the financial instability or default of a distributor or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors, representatives or retailers may also market other products that compete with our products. In addition, one or more retailers may stop carrying certain of our products, reduce the volume of purchases of our products and/or replace certain of our products with the products of our competitors. The loss or termination of, or significant reduction in sales to, one or more of our major distributors, representatives or retailers, the failure of one or more of our distributors, representatives or retailers to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers could adversely affect our ability to bring products to market and our results of operations, cash flows and financial condition.

Operational and Sourcing Risks

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations, cash flows and financial condition.

If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, supply or distribution difficulties, our business and results of operations may be adversely affected. We acquire our components and raw materials from many suppliers and vendors in various countries. We endeavor to ensure the continuity of our components and materials and make efforts to diversify certain of our sources of components and materials, but we cannot guarantee these efforts will be successful. A reduction or interruption in supply or an issue in the supply chain, including as a result of our inability to quickly develop acceptable alternative sources for such supply, could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner.

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Supply chain disruptions could continue to impact our ability to timely source necessary components and inputs. Import tariffs could potentially lead to increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations, cash flows and financial condition.

We are exposed to risks associated with global commodity price volatility arising from restricted or uneven supply conditions, the sustained expansion and volatility of demand from emerging markets, potentially unstable geopolitical and economic variables, severe weather and other unpredictable external factors. We buy raw materials that contain commodities such as brass, zinc, steel, wood, glass and petroleum-based products such as resins. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the commodity exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

We may experience delays or outages in our information technology systems and computer networks. We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal and operational consequences.

We, like most companies, may be subject to information technology system failures and network disruptions caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. We rely upon information technology systems and infrastructure, including support provided by third parties, to support our business, our products and our customers. Our businesses may implement digital systems or technologies, enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. We may not be able to successfully implement these projects without experiencing difficulties. Any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

We routinely rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters, as well as information technology systems and infrastructure to aid us in the collection, use, storage and transfer and other processing of data including confidential, business, financial, and personal information. Security threats, including cyber and other attacks, are becoming increasingly sophisticated, frequent and adaptive. In addition, a greater number of our employees are working remotely in response to the COVID-19 pandemic, which (among other things) could expose us to greater risks related to cybersecurity and our information technology systems. Third-party systems that we rely upon could also become vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. We believe we devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Breaches and breakdowns affecting our information technology systems or protected data could have an adverse effect on our business, results of operations, cash flows and financial condition.

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Mexico, Europe, Africa, Canada and Asia. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by international trade regulations, including duties, tariffs and antidumping penalties. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics, economic policies or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from Asia where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Disruption of operations could adversely affect our results of operations, cash flows and financial condition.

We manufacture a significant portion of the products we sell. Any prolonged disruption in our manufacturing operations, whether due to technical or labor difficulties, continued labor shortages, transportation-related shortages, supply chain constraints, COVID-19, weather conditions (including due to the impacts of climate change, particularly for those facilities near any shorelines or in any other area traditionally impacted by extreme weather), lack of raw material or component availability, startup inefficiencies for new operations, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

Our inability to obtain raw materials and finished goods in a timely and cost-effective manner from suppliers could adversely affect our ability to manufacture and market our products.

We purchase raw materials to be used in manufacturing our products and also rely on third-party manufacturers to produce certain of the finished goods we sell. We often do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances we maintain single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent us from manufacturing or obtaining the finished goods necessary to meet customer demand. If we are unable to meet customer demand, there could be an adverse effect on our results of operations, cash flows and financial condition.

Risks associated with strategic acquisitions and joint ventures could adversely affect our results of operations, cash flows and financial condition.

We consider acquisitions and joint ventures as a means of enhancing stockholder value. Acquisitions and joint ventures involve risks and uncertainties, including difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers; the inability to achieve the expected financial results and benefits of transactions; the loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; and diversion of management’s attention from other business and strategic matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in dilution in earnings per share and return on capital.

Impairment charges could have a material adverse effect on the Company’s financial results.

Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. No impairments were recorded during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, we recorded non-cash impairment charges related to indefinite-lived intangible assets of $22.5 million and $41.5 million, respectively. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the

Company’s recent impairment charges, there is minimal difference between the estimated fair values and the carrying values of some our indefinite-lived intangible assets, increasing the possibility of future impairment charges.

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

Legal, Regulatory and People Risks

COVID-19 has impacted our business and may cause further disruptions to our business, results of operations and financial condition.

The COVID-19 pandemic has had an impact on many aspects of the Company’s business and operations and may continue to impact the Company in the future, including impacting our ability to efficiently operate our facilities across the globe, the ability of our suppliers to supply and manufacture key inputs, availability and cost of transportation and logistics, customer behaviors, our employees, the distributors, dealers and retailers who sell our products, and the market generally. Our business could be negatively impacted over the longer term if the disruptions related to COVID-19 decrease consumer confidence and housing investments; or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products. The COVID-19 pandemic may also exacerbate certain of the other risks described in this “Risk Factors” section.

The COVID-19 pandemic has also resulted in and is expected to continue to result in operational challenges in the manufacturing of our products and the operation of the related domestic and international supply chains supporting our ability to manufacture our products and distribute them through our channels. Restrictions on or disruptions of transportation or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to manufacture and distribute products to meet customer demand or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Low unemployment rates in the U.S., rising wages, competition for qualified talent and attracting and retaining personnel in remote locations could result in the failure to attract, motivate and retain personnel. This has resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations and we may continue to face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations, cash flows and financial condition.

Climate change and related legislative and regulatory initiatives could adversely affect our business and results of operations.

Concerns over the long-term effects of climate change have led to, and we expect will continue to lead to governmental efforts around the world to mitigate those effects. The Company will need to respond to any new laws and regulations as well as to consumer, investor and business preferences resulting from climate change concerns, which may increase our operational complexity and result in costs to us in order to comply with any new laws, regulations or preferences. Further, the effects of climate change may negatively impact international, regional and local economic activity, which may lower demand for our products or disrupt our manufacturing or distribution operations. Overall, climate change, its effects and the resulting, unknown impact on government regulation, consumer, investor and business preferences could have a long-term material adverse effect on our business and results of operations.

Environmental, social and governance matters may adversely impact our business and reputation.

In addition to the importance of their financial performance, companies are increasingly being judged by their performance on a variety of environmental, social and governance (“ESG”) matters.

In light of the increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations as to our proper role. Any failure or perceived failure by us in this regard could adversely impact our business and reputation.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations and policies pertaining to trade agreements, health and safety (including protection of employees as well as consumers), taxes and environment (including those specific to climate change and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage loss of customer confidence or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate, the resolution of unrecognized tax benefits and cash tax payments.

Our businesses are subject to taxation in the U.S., as well as internationally, including income tax, value-added tax and property tax. Our total tax expense could be affected by changes in tax rates in the jurisdictions in which our businesses are subject to taxation, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or the interpretation of such laws by tax authorities which may have a material impact on our financial results. In addition, we are routinely audited by tax authorities in many jurisdictions. Although we believe we record and accrue tax estimates that are reasonable and appropriate, these estimates are based on assumptions and require the exercise of significant judgment, and there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement.

Our inability to secure and protect our intellectual property rights could negatively impact revenues and brand reputation.

We have many patents, trademarks, brand names, trade names and trade secrets that, in the aggregate, are important to our business. Unauthorized use of these intellectual property rights or other loss of our intellectual property competitive position may not only erode sales of our products, but may also cause us to incur substantial significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our brands and trademark rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third party intellectual property rights will ensure the Company’s ability to manufacture, distribute, market or sell in any given country or territory. Furthermore, others may assert intellectual property infringement claims against us or our customers which may require us to incur significant expense to defend such litigation or indemnify our customers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Deerfield, Illinois. We operate 35 U.S. manufacturing facilities in 18 states and have 21 manufacturing facilities in international locations (8 in Mexico, 2 in Asia, 4 in Europe, 4 in Africa, and 3 in Canada). In addition, we have 71 distribution centers and warehouses worldwide, of which 56 are leased. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Plumbing	7	5	12	7	19	26
Outdoors & Security	17	3	20	5	17	22
Cabinets	20	4	24	3	20	23
Totals	44	12	56	15	56	71

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our current Executive Officers.

Our current executive officers are:

Name	Age	Position
Nicholas I. Fink	47	Chief Executive Officer
Patrick D. Hallinan	54	Senior Vice President & Chief Financial Officer
Cheri M. Phyfer	50	President, Plumbing
Brett E. Finley	51	President, Outdoors & Security
R. David Banyard, Jr.	53	President, Cabinets
Hiranda S. Donoghue	43	Senior Vice President, General Counsel & Corporate Secretary
Sheri R. Grissom	57	Senior Vice President, Chief Human Resources Officer
John D. Lee	49	Senior Vice President, Global Growth & Development
May Russell	44	Senior Vice President, Chief Digital Officer
Marty Thomas	63	Senior Vice President, Operations & Supply Chain Strategy
Dan Luburic	50	Vice President and Corporate Controller

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

Hiranda S. Donoghue has served as Senior Vice President, General Counsel & Secretary of Fortune Brands since December 2021. Ms. Donoghue served as Vice President & Deputy General Counsel of Baxter International Inc., a healthcare company, from November 2018 to December 2021. Prior to that, Ms. Donoghue held various positions as a legal advisor at Walgreen Co., from October 2007 to

November 2018, including most recently as Vice President, Corporate and M&A Legal (from October 2017 to November 2018).

Sheri R. Grissom has served as Senior Vice President, Chief Human Resources Officer of Fortune Brands since February 2015.

John D. Lee has served as Senior Vice President, Global Growth & Development of Fortune Brands since January 2020. Mr. Lee served as Senior Vice President, Global Growth & Development of the Plumbing segment from July 2016 to January 2020.

May Russell has served as Senior Vice President & Chief Digital Officer of Fortune Brands since February 2022. Ms. Russell served in various positions with Ford Motor Company, a manufacturer of vehicles, since 2009, most recently serving as Chief Technology/Product Officer of Ford Digital Solutions, a division of Ford Motor Company, from November 2018 to January 2022.

Marty Thomas has served as Senior Vice President, Operations & Supply Chain Strategy of Fortune Brands since September 2017. Mr. Thomas served as Senior Vice President of Global Operations and Engineering Services at Rockwell Automation, Inc., a provider of industrial automation and information products, prior thereto.

Dan Luburic has served as Vice President and Corporate Controller of Fortune Brands since October 2011.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange under the ticker symbol “FBHS”.

In December 2021, our Board of Directors increased the quarterly cash dividend by 8% to $0.28 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

As a holding company, we are a legal entity separate and distinct from our subsidiaries. Accordingly, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

On February 11, 2022, there were 8,055 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2021:

Three Months Ended December 31, 2021	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	1,435,721	$94.53	1,435,721	$456,660,001
November 1 – November 30	408,200	102.82	408,200	414,689,648
December 1 – December 31	—	—	—	414,689,648
Total	1,843,921	$96.37	1,843,921

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
September 21, 2020	September 21, 2020	$500,000,000	September 21, 2022
July 23, 2021	July 23, 2021	$400,000,000	July 23, 2023

Stock Performance

FORTUNE BRANDS HOME & SECURITY, INC.
STOCK PRICE PERFORMANCE
(With Dividend Reinvestment)

$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
FBHS
S&P 500
Peer Index

The above graph compares the relative performance of our common stock, the S&P 500 Index and a Peer Group Index. This graph covers the period from December 31, 2016 through December 31, 2021. This graph assumes $100 was invested in the stock or the index on December 31, 2016 and also assumes the reinvestment of dividends. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Peer Group Index. The 2021 peer group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

American Woodmark Corporation, Armstrong World Industries, Inc., Leggett & Platt Incorporated, Lennox International Inc., Masco Corporation, Masonite International Corporation, Mohawk Industries, Inc., Newell Brands Inc., The Sherwin-Williams Company, Stanley Black & Decker, Inc. and Fastenal Company.

Calculation of Peer Group Index

The weighted-average total return of the entire peer group, for the period of December 31, 2016 through December 31, 2021, is calculated in the following manner:

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

Item 6. Reserved.

Not applicable.

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
•
Results of Operations: This section provides an analysis of our results of operations for the two years ended December 31, 2021 and 2020. For a discussion of our 2019 results, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.
•
Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for each of the two years ended December 31, 2021 and 2020. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2021, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview

The Company is a leader in home and security products focused on the design, manufacture and sale of market-leading branded products in the following categories: plumbing and accessories, entry door and storm door systems, security products, outdoor performance materials used in decking and railing products, and kitchen and bath cabinetry.

For the year ended December 31, 2021, net sales based on country of destination were:

(In millions)
United States	$6,402.8	84%
China	510.4	7
Canada	542.6	7
Other international	200.3	2
Total	$7,656.1	100%

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

We may be impacted by fluctuations in raw materials, component costs, labor costs, tariffs, transportation costs, foreign exchange rates, inflation, interest rates and promotional activity among our competitors, among other things. We strive to offset the potential unfavorable impact of these items with productivity improvements and price increases.

During the two years ended December 31, 2021, our net sales grew at a compounded annual rate of 15.2% as we benefited from a growing U.S. home products market, acquisitions, and growth in international markets. Operating income grew at a compounded annual rate of 24.9% with consolidated operating margins between 12% and 14% from 2019 to 2021. Growth in operating income was primarily due to higher sales volume, changes to our portfolio of businesses, control over our operating expenses and the benefits of manufacturing productivity programs.

During the first half of 2020, in response to the COVID-19 pandemic, a number of countries and U.S. states issued orders requiring nonessential businesses to close (“closure orders”) and persons who were not engaged in essential businesses to stay at home. Generally, states and jurisdictions designated our products, our retail channel partners and residential construction as essential business activities. While our financial results were negatively impacted during the second quarter of 2020 by these closure orders, sales volumes increased as these restrictions were relaxed benefiting our third and fourth quarter 2020 results.

During 2021, the U.S. home products market grew due to increases in repair and remodel and new home construction activity. We believe spending for home repair and remodeling increased approximately 14% and new housing construction experienced approximately 11% growth in 2021 compared to 2020. In 2021, net sales grew 25.7% due to higher sales volume including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, the benefit from the Larson acquisition ($403.4 million), price increases to help mitigate the impact of cumulative commodity and transportation cost increases and favorable mix, as well as favorable foreign exchange of approximately $63 million. These benefits were partially offset by higher promotion and volume-based rebate costs. In 2021, operating income increased 36.1% over 2020 primarily due to higher net sales, the benefit from the Larson acquisition, manufacturing productivity improvements, the absence of the 2020 asset impairment charges and lower restructuring and other charges, as well as favorable foreign exchange of approximately $17 million. These benefits were partially offset by higher commodity, employee-related and transportation costs, higher amortization of intangible assets principally due to the Larson acquisition, higher advertising costs, higher promotion and volume-based rebate costs and higher tariffs.

In December 2020, we acquired 100% of the outstanding equity of Larson, the North American market leading brand of storm, screen and security doors, for a total purchase price of approximately $717.5 million, net of cash acquired. We financed the transaction with borrowings under our existing credit facilities. The results of operations are included in the Outdoors & Security segment. The financial results of Larson were included in the Company’s December 31, 2021 and 2020 consolidated balance sheets and the Company's consolidated statements of income and of cash flows beginning January 2021. Larson's net sales, operating income and cash flows from the date of acquisition to December 31, 2020 were not material to the Company.

In June 2020, we repaid all amounts outstanding on the 3.000% Senior Notes issued in June 2015 at their maturity date using borrowings under our 2019 Revolving Credit Agreement (as defined below). In September 2019, the Company issued $700 million of 3.25% Senior Notes due 2029 (“2019 Notes”) in a registered public offering. The Company used the proceeds from the 2019 Notes offering to repay in full a $350 million term loan and to pay down outstanding balances under our 2019 Revolving Credit Agreement.

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (“2021 Term Loan”) for general corporate purposes that matures in November 2022. Interest rates under the 2021 Term Loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%.

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction, which was completed in January 2022. The minority shareholders' substantive participating rights expired on January 1, 2021, at which time we obtained control of, and began consolidating, Flo in our results of operations and statements of financial positions and cash flows. Immediately prior to consolidating Flo, we recognized a non-cash loss of $4.5 million within other expense for the year-ended December 31, 2021, related to the remeasurement of our previously existing investment in Flo. During the fourth quarter of 2021 we recorded a mark-to-market expense of $2.2 million related to the remaining shares held by the minority shareholders.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2021 compared to the year ended December 31, 2020. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2021 and 2020

(In millions)	2021	% change	2020
Net Sales:
Plumbing	$2,761.2	25.4%	$2,202.1
Outdoors & Security	2,039.9	43.7	1,419.2
Cabinets	2,855.0	15.6	2,469.0
Total Fortune Brands	$7,656.1	25.7%	$6,090.3
Operating Income:
Plumbing	$629.7	34.6%	$467.9
Outdoors & Security	291.9	45.0	201.3
Cabinets	279.3	18.5	235.7
Corporate	(110.5)	(6.8)	(103.5)
Total Fortune Brands	$1,090.4	36.1%	$801.4

Certain items had a significant impact on our results in 2021 and 2020. These included restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2021, financial results included:

•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had a favorable impact compared to 2020, of approximately $63 million on net sales and of approximately $17 million both on operating income and net income and
•
restructuring and other charges of $20.7 million before tax ($15.9 million after tax), largely related to severance costs associated with the relocation of manufacturing facilities within our Outdoor & Security and Cabinets segments.

In 2020, financial results included:

•
restructuring and other charges of $25.1 million before tax ($17.5 million after tax), largely related to headcount actions associated with COVID-19 across all segments and costs associated with changes in our manufacturing processes within our Plumbing segment,
•
asset impairment charges of $22.5 million related to the impairment of indefinite-lived tradenames within our Plumbing and Cabinets segments, which were primarily the result of forecasted sales declines resulting from the COVID-19 pandemic,
•
actuarial losses within our defined benefit plans of $3.4 million primarily related to decreases in discount rates and differences between expected and actual returns on plan assets and
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, British pound, Mexican peso and Chinese yuan, which had an unfavorable impact compared to 2019, of approximately $4 million on net sales and a favorable impact compared to 2019, of approximately $1 million both on operating income and net income.

Total Fortune Brands

Net sales

Net sales increased by $1,565.8 million, or 25.7%, due to higher sales volume including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, the benefit from the Larson acquisition ($403.4 million), price increases to help mitigate the impact of cumulative commodity and transportation cost increases and favorable mix, as well as favorable foreign exchange of approximately $63 million. These benefits were partially offset by higher promotion and volume-based rebate costs.

Cost of products sold

Cost of products sold increased by $983.2 million, or 25.0%, due to higher net sales, the impact of the Larson acquisition including higher amortization of the acquisition related inventory fair value adjustment ($3.3 million in 2021), commodity cost inflation, product mix, labor inflation, and higher tariffs, partially offset by the benefit from manufacturing productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $296.4 million, or 23.1%, due to higher transportation and employee-related costs, the impact of the Larson acquisition and advertising costs.

Amortization of intangible assets

Amortization of intangible assets increased by $22.1 million primarily due to the Larson acquisition in our Outdoors & Security segment ($18.2 million) and the 2021 consolidation of Flo in our Plumbing segment ($2.6 million).

Asset impairment charges

Asset impairment charges of $22.5 million in 2020 related to indefinite-lived tradenames within our Plumbing and Cabinets segments.

Restructuring charges

Restructuring charges of $13.5 million in 2021 largely related to severance costs associated with the relocation of manufacturing facilities within our Outdoor & Security and Cabinets segments. Restructuring charges of $15.9 million in 2020 largely related to headcount actions associated with COVID-19 across all segments and costs associated with changes in our manufacturing processes within our Plumbing segment.

Operating income

Operating income increased by $289.0 million, or 36.1%, primarily due to higher net sales, the benefit from the Larson acquisition, manufacturing productivity improvements, the absence of the 2020 asset impairment charges and lower restructuring and other charges, as well as favorable foreign exchange of approximately $17 million. These benefits were partially offset by higher commodity, employee-related and transportation costs, higher amortization of intangible assets principally due to the Larson acquisition, higher advertising costs, higher promotion and volume-based rebate costs and higher tariffs.

Interest expense

Interest expense increased by $0.5 million to $84.4 million, due to higher average borrowings partially offset by lower average interest rates.

Other expense (income), net

Other expense (income), net, was expense of $0.9 million in 2021, compared to income of $13.3 million in 2020. The decrease of $14.2 million of income is primarily due to losses of $5.0 million in 2021 and gains of $11.0 million in 2020 related to our investment in Flo prior to its consolidation and unfavorable foreign currency losses, partially offset by higher defined benefit income ($7.8 million increase).

Income taxes

The effective income tax rates for 2021 and 2020 were 23.2% and 23.1%, respectively. The 2021 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates and a valuation allowance increase. This expense was offset by favorable benefits for the release of uncertain tax positions, primarily related to statute of limitation lapses, and share-based compensation.

The 2020 effective income tax rate was unfavorably impacted by state and local income taxes and foreign income taxed at higher rates. This expense was offset by a tax benefit related to share-based compensation.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $772.4 million in 2021 compared to $553.1 million in 2020. The increase of $219.3 million was due to higher operating income, lower equity in losses of affiliate and lower noncontrolling interests, partly offset by higher income tax expenses, higher other expense and higher interest expense.

Results By Segment

Plumbing

Net sales increased by $559.1 million, or 25.4%, due to higher sales volume across all brands and markets, including showroom customers whose locations were negatively impacted in 2020 by the COVID-19 pandemic, and price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $53 million. These benefits were partially offset by higher volume-based rebate costs.

Operating income increased by $161.8 million, or 34.6%, due to higher net sales, the benefit from manufacturing productivity improvements, the absence of the 2020 asset impairment charge ($13.0 million) and favorable restructuring and other charges, as well as favorable foreign exchange of approximately $21 million. These benefits were partially offset by the impact of higher employee-related, freight, commodity, advertising and tariff costs, higher amortization of intangible assets related to the Flo acquisition and higher volume-based rebate costs.

Outdoors & Security

Net sales increased by $620.7 million, or 43.7%, due to the benefit from the Larson acquisition ($403.4 million), higher sales volume including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, price increases to help mitigate the impact of cumulative commodity and transportation cost increases and lower rebate costs due to timing of sales in 2021 versus prior year period, as well as favorable foreign exchange of approximately $1 million. These benefits were partially offset by unfavorable mix primarily driven by materials availability.

Operating income increased by $90.6 million, or 45.0%, due to higher net sales, the benefit from the Larson acquisition and manufacturing productivity improvements. These benefits were partially offset by commodity cost inflation, higher freight and employee-related costs and higher restructuring charges, as well as unfavorable foreign exchange of approximately $1 million.

Cabinets

Net sales increased by $386.0 million, or 15.6%, due to higher sales volume in both our stock and make-to-order products, including the favorable comparison to 2020 when our volumes were impacted by the COVID-19 pandemic, price increases to help mitigate the impact of cumulative commodity and transportation cost increases and favorable mix, as well as favorable foreign exchange of approximately $8 million. These benefits were partially offset by higher volume-based rebate costs.

Operating income increased by $43.6 million, or 18.5%, due to higher net sales, the benefit from manufacturing productivity improvements, the absence of the 2020 asset impairment charge ($9.5 million) and lower advertising, tariff and restructuring costs. These factors were partly offset by higher freight, commodity, and employee-related costs and higher volume-based rebate costs, as well as unfavorable foreign exchange of approximately $3 million.

Corporate

Corporate expenses increased by $7.0 million, or 6.8%, due to higher employee-related and consulting costs. These factors were partly offset by the absence of transaction costs associated with the Larson acquisition in 2020 ($4.5 million) and the absence of the impairment of a long-lived asset in 2020 ($3.6 million).

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

Unsecured Senior Notes

At December 31, 2021, the Company had aggregate outstanding notes in the principal amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 31, 2021 and December 31, 2020:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2021	December 31, 2020
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.4	$496.6
4.000% Senior Notes	600.0	September 2018	September 2023	598.2	597.1
3.250% Senior Notes	700.0	September 2019	September 2029	694.2	693.5
Total Senior Notes	$1,800.0			$1,789.8	$1,787.2

Credit Facilities

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (“2021 Term Loan”) for general corporate purposes that matures in November 2022. Interest rates under the 2021 Term Loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the 2021 Term Loan are the same as the existing $1.25 billion revolving credit agreement. As of December 31, 2021, we were in compliance with all covenants under this facility.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating, and can range from LIBOR + 0.91% to LIBOR + 1.4%. Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On December 31, 2021 and December 31, 2020, our outstanding borrowings under this credit facility were $520.0 million and 785.0 million, respectively. As of December 31, 2021, we were in compliance with all covenants under this credit facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate as of December 31, 2021 and December 31, 2020, of which there were no outstanding balances as of December 31, 2021 and 2020. The weighted-average interest rates on these borrowings were zero in 2021 and 2020.

Commercial Paper

In November 2021, the Company established a commercial paper program (the "Commercial Paper Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time not to exceed $1.25 billion. The Company’s 2019

Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. There was no commercial paper outstanding as of December 31, 2021.

As of December 31, 2021, the components of external long-term debt were as follows:

(In millions)	2021	2020
Notes (due 2023 to 2029)	$1,789.8	$1,787.2
2019 Revolving Credit Agreement	520.0	785.0
2021 Term Loan	400.0	—
Total debt	2,709.8	2,572.2
Less: current portion	400.0	—
Total long-term debt	$2,309.8	$2,572.2

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2021.

Cash and Seasonality

In 2021, we invested approximately $148.1 million in incremental capacity to support long-term growth potential and new products inclusive of cost reduction and productivity initiatives. We expect capital spending in 2022 to be in the range of $375 to $425 million, reflecting incremental capacity investments in our decking product line within Outdoors & Security. On December 31, 2021, we had cash and cash equivalents of $471.5 million, of which $376.1 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year.

Share Repurchases

In 2021, we repurchased 4.7 million shares of our outstanding common stock under the Company’s share repurchase program for $447.7 million. As of December 31, 2021, the Company’s total remaining share repurchase authorization under the remaining program was approximately $414.7 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In 2021, we paid dividends in the amount of $143.0 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value. In December 2020, we acquired 100% of the outstanding equity of Larson for a total purchase price of approximately $717.5 million, net of cash acquired.

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction, which was completed in January 2022. The minority shareholders' substantive participating rights expired on January 1, 2021, at which time we obtained control of, and began consolidating, Flo in our results of operations and statements of financial positions and cash flows. Immediately prior to consolidating Flo, we recognized a non-cash loss of $4.5 million within other expense for the year-ended December 31, 2021, related to the remeasurement of our previously existing investment in Flo. During the fourth quarter of 2021 we recorded a mark-to-market expense of $2.2 million related to the remaining shares held by the minority shareholders.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2021 and 2020.

(In millions)	2021	2020
Net cash provided by operating activities	$688.7	$825.7
Net cash used in investing activities	(207.1)	(923.5)
Net cash provided by (used in) financing activities	(428.6)	111.6
Effect of foreign exchange rate changes on cash	(1.9)	16.3
Net increase in cash, cash equivalents and restricted cash	$51.1	$30.1

Net cash provided by operating activities was $688.7 million in 2021 compared to $825.7 million in 2020. The $137.0 million decrease in cash provided from 2020 to 2021 was primarily due to an increase in our inventory investments to mitigate the impact of an uncertain and volatile global supply chain environment and higher increases in accounts receivable associated with our sales growth. These factors were partially offset by higher net income.

Net cash used in investing activities was $207.1 million in 2021 compared to $923.5 million in 2020. The decrease in cash used of $716.4 million from 2020 to 2021 was primarily due to the acquisition of Larson in December 2020 ($713.0 million decrease), the acquisition of additional shares of Flo in January and April 2020 ($59.4 million decrease) and the cash acquired during the consolidation of Flo in January 2021, partially offset by higher capital expenditures.

Net cash used in financing activities was $428.6 million in 2021 compared to cash provided by financing activities of $111.6 million in 2020. The increase in cash used of $540.2 million from 2020 to 2021 was primarily due to higher share repurchases in 2021 compared to 2020 ($260.1 million increase), lower net borrowings in 2021 compared to 2020 ($250.0 million decrease), lower proceeds from the exercise of stock options and higher dividends to shareholders ($9.7 million increase).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. In 2021 and 2020, we contributed $21.3 million and $47.7 million, respectively, to our qualified pension plans. In 2022, we expect to make pension contributions of approximately $10.0 million. As of December 31, 2021, the fair value of our total pension plan assets was $816.0 million, representing funding of 92% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, France and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2021. Purchase obligations were $959.1 million, of which $900.3 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures. Total lease payments under non-cancellable operating leases as of December 31, 2021 were $48.2 million in 2022, $43.3 million in 2023, $34.0 million in 2024, $24.6 million in 2025, $20.4 million in 2026 and $55.2 million thereafter. A final payment of $16.6 million related to our acquisition of Flo was paid in January 2022.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $83.1 million of unrecognized tax benefits as of December 31, 2021 have been excluded from the paragraph above.

In addition to the contractual obligations and commitments described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2021. Other corporate commercial commitments include standby letters of credit of $37.0 million, in the aggregate, all of which expire in less than one year, and surety bonds of $22.7 million, of which $17.4 million matures in less than one year and $5.3 million matures in 1-3 years. These contingent commitments are not expected to have a significant impact on our liquidity.

Debt payments due during the next five years as of December 31, 2021 are $400 million in 2022, $600 million in 2023, $520 million in 2024, $500 million in 2025, zero in 2026 and $700 million in 2027 and beyond. The Company intends to repay or refinance the $400 million Term Loan on or before the November 2022 maturity date. Interest payments due during the next five years as of December 31, 2021 are $78 million in 2022, $124 million in 2023 through 2024, $56 million in 2025 through 2026 and $68 million in 2027 and beyond.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Mexican peso, the British pound and the Chinese yuan. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. For additional information on this risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

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

Deferred currency gains (loss) of $0.3 million, $(3.0) million and $4.1 million (before tax impact) were reclassified into earnings for the years ended December 31, 2021, 2020 and 2019, respectively. Based on foreign exchange rates as of December 31, 2021, we estimate that $1.9 million of net derivative gain included in other comprehensive income ("AOCI") as of December 31, 2021, will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

The adoption of recent accounting standards, as discussed in Note 2, “Significant Accounting Policies,” to our Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Critical Accounting Estimates

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

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $50.7 million and $51.2 million as of December 31, 2021 and 2020, respectively.

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

The significant assumptions used to estimate the fair values of the goodwill tested quantitatively during the year ended December 31, 2021 were as follows:

	2021
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rates	8.3%	10.0%	9.2%
EBITDA multiple	15.0	18.0	16.8
Long-term revenue growth rates(b)	2.5%	3.0%	3.0%
(a)
Weighted by relative fair value of the goodwill that was tested quantitatively.
(b)
Selected long-term revenue growth rate within 10-year projection period for the goodwill that was tested quantitatively.

A 50 basis point change in any of the significant assumptions during the year ended December 31, 2021 would not have resulted in an impairment being recognized when estimating the fair value of our reporting unit goodwill.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. During our 2021 annual impairment test, of our $711.1 million indefinite lived tradenames, we tested $355.4 million quantitatively, and the remainder was assessed using qualitative factors. There were no impairments for the year ended December 31, 2021. See Note 5, “Goodwill and Identifiable Intangible Assets,” for additional information.

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

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment. This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to the same indefinite-lived tradename, which was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts. As of December 31, 2021, the carrying value of this tradename was $29.1 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename. As of December 31, 2021, the carrying value of this tradename was $85.0 million.

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

The significant assumptions used to estimate the fair values of the tradenames tested quantitatively during the years ended December 31, 2021 and 2020 were as follows:

	2021			2020
Unobservable Input	Minimum	Maximum	Weighted Average(a)	Minimum	Maximum	Weighted Average(a)
Discount rates	10.2%	12.4%	11.4%	11.2%	13.2%	12.7%
Royalty rates(b)	1.0%	5.0%	3.4%	1.0%	5.0%	3.3%
Long-term revenue growth rates(c)	1.0%	3.0%	2.6%	1.0%	3.0%	2.7%
(a)
Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)
Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)
Selected long-term revenue growth rate within 10-year projection period of the tradenames that were tested quantitatively.

A 50 basis point change in any of the significant assumptions used during the year ended December 31, 2021 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2021 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $0.8 million and $2.8 million in 2021 and 2020, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $39.6 million as of December 31, 2021, compared to $87.1 million as of December 31, 2020.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2021 and 2020 was 4.4% and 4.5%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2021 and 2020 was 2.9% and 2.6%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2021, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.3% for pre-65 retirees and 6.7% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2028. As of December 31, 2020, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.4% for pre-65 retirees and 7.4% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2027.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2021	2020
Total pension (income) expense	$(9.4)	$(0.8)
Actuarial loss component of expense above	1.1	2.7
Total postretirement expense	0.7	0.7
Actuarial (gain) loss component of expense above	(0.3)	0.1

The actuarial losses in 2021 were principally due to lower than expected return on plan assets. The actuarial losses in 2020 were principally due to changes in discount rates offset by positive asset returns. Discount rates in 2021 used to determine benefit obligations increased by an average of 30 basis points for pension benefits. Discount rates for 2021 postretirement benefits decreased an average of 200 basis points mainly due to the acquisition of Larson. Discount rates in 2020 used to determine benefit obligations decreased by an average of 70 basis points for pension benefits. Discount rates for 2020 postretirement benefits decreased an average of 50 basis points. Our actual return on plan assets in 2021 was 6.6% compared to an actuarial assumption of an average 4.4% expected return. Our actual return on plan assets in 2020 was 16.5% compared to an actuarial assumption of an average 4.5% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $27 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $2.0 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2021, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $83.1 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $4.1 million to $41.9 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Interest Rate Risk

The Company had $920 million of external variable rate borrowings as of December 31, 2021. A hypothetical 100 basis point change in interest rates affecting the Company’s external variable rate borrowings as of December 31, 2021 would be $9.2 million on a pre-tax basis.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $0.6 million at December 31, 2021. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fortune Brands Home & Security, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Home & Security, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing after the signature page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Asset Impairment Tests for Certain Tradenames Where Management Performed a Quantitative Annual Impairment Test

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames balance was $711.1 million as of December 31, 2021. The carrying value of tradenames where management performed a quantitative annual impairment test was $355.4 million. Management reviews indefinite-lived tradename intangible assets for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. Fair value is measured by management using the relief-from-royalty approach. Significant assumptions inherent in estimating fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to certain tradenames where management performed a quantitative annual impairment test is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the tradenames; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rates, the assumed royalty rates, and the market-participant discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment tests, including controls over the valuation of the Company’s indefinite-lived tradenames. These procedures also included, among others (i) testing management’s process for developing the fair value measurements of certain tradenames where management performed a quantitative annual impairment test; (ii) evaluating the appropriateness of the relief-from-royalty approach; (iii) testing the completeness and accuracy of underlying data used in the approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the forecasted revenue growth rates, the assumed royalty rates, and the market-participant discount rates. Evaluating management’s assumptions related to the forecasted revenue growth rates and assumed royalty rates involved evaluating whether the assumptions used by management were reasonable considering, as applicable, (i) the current and past performance of the business associated with the tradenames; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the relief-from-royalty approach and (ii) the reasonableness of the significant assumptions related to the assumed royalty rates and market-participant discount rates.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2022

We have served as the Company’s auditor since 2011.

Consolidated Statements of Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions, except per share amounts)	2021	2020	2019
NET SALES	$7,656.1	$6,090.3	$5,764.6
Cost of products sold	4,909.1	3,925.9	3,712.2
Selling, general and administrative expenses	1,579.0	1,282.6	1,256.3
Amortization of intangible assets	64.1	42.0	41.4
Asset impairment charges	—	22.5	41.5
Restructuring charges	13.5	15.9	14.7
OPERATING INCOME	1,090.4	801.4	698.5
Interest expense	84.4	83.9	94.2
Other expense (income), net	0.9	(13.3)	29.0
Income before taxes	1,005.1	730.8	575.3
Income taxes	232.7	168.8	144.0
Income after tax	772.4	562.0	431.3
Equity in losses of affiliate	—	7.6	—
NET INCOME	772.4	554.4	431.3
Less: Noncontrolling interests	—	1.3	(0.6)
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$772.4	$553.1	$431.9
BASIC EARNINGS PER COMMON SHARE	$5.62	$3.99	$3.09
DILUTED EARNINGS PER COMMON SHARE	$5.54	$3.94	$3.06
Basic average number of shares outstanding	137.5	138.7	139.9
Diluted average number of shares outstanding	139.5	140.2	141.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2021	2020	2019
NET INCOME	$772.4	$554.4	$431.3
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3.9)	18.7	13.8
Unrealized (losses) gains on derivatives:
Unrealized holding gains (losses) arising during period	1.5	(3.2)	4.8
Less: reclassification adjustment for (gains) losses included in net income	(2.2)	2.4	(4.4)
Unrealized (losses) gains on derivatives	(0.7)	(0.8)	0.4
Defined benefit plans:
Net actuarial gains (loss) arising during period	47.5	0.3	(15.9)
Defined benefit plans	47.5	0.3	(15.9)
Other comprehensive income (loss), before tax	42.9	18.2	(1.7)
Income tax (expense) benefit related to items of other comprehensive income (a)	(12.4)	(0.7)	4.7
Other comprehensive income, net of tax	30.5	17.5	3.0
COMPREHENSIVE INCOME	802.9	571.9	434.3
Less: comprehensive income attributable to noncontrolling interest	—	1.3	(0.6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$802.9	$570.6	$434.9

(a)
Income tax (expense) benefit on unrealized (losses) gains on derivatives of $(0.5) million, $(0.5) million and $0.9 million and on defined benefit plans of $(11.9) million, $(0.2) million and $3.8 million in 2021, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Home & Security, Inc. and Subsidiaries

	December 31
(In millions)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$471.5	$419.1
Accounts receivable less allowances for discounts and credit losses	885.7	734.9
Inventories	1,193.8	867.2
Other current assets	193.5	187.3
TOTAL CURRENT ASSETS	2,744.5	2,208.5
Property, plant and equipment, net of accumulated depreciation	1,009.5	917.4
Operating lease assets	191.7	170.2
Goodwill	2,465.1	2,394.8
Other intangible assets, net of accumulated amortization	1,383.8	1,420.3
Other assets	141.6	247.5
TOTAL ASSETS	$7,936.2	$7,358.7
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	400.0	—
Accounts payable	764.9	620.5
Other current liabilities	806.2	724.6
TOTAL CURRENT LIABILITIES	1,971.1	1,345.1
Long-term debt	2,309.8	2,572.2
Deferred income taxes	176.0	160.5
Accrued defined benefit plans	79.7	159.5
Operating lease liabilities	158.8	140.5
Other non-current liabilities	176.0	205.4
TOTAL LIABILITIES	4,871.4	4,583.2
Commitments (Note 17) and Contingencies (Note 21)
Equity
Common stock (a)	1.9	1.8
Paid-in capital	3,018.3	2,926.3
Accumulated other comprehensive loss	(24.6)	(55.1)
Retained earnings	2,807.9	2,180.2
Treasury stock	(2,738.7)	(2,277.7)
TOTAL EQUITY	3,064.8	2,775.5
TOTAL LIABILITIES AND EQUITY	$7,936.2	$7,358.7

(a)
Common stock, par value $0.01 per share, 185.3 million shares and 184.1 million shares issued at December 31, 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Home & Security, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$772.4	$554.4	$431.3
Non-cash expense (income):
Depreciation	125.0	121.5	111.3
Amortization of intangibles	64.1	42.0	41.4
Non-cash lease expense	42.5	37.4	35.9
Stock-based compensation	50.2	47.6	30.5
Loss (gain) on sale of property, plant and equipment	1.6	2.4	(0.4)
Loss (gain) on equity investments	5.0	(6.6)	—
Asset impairment charges	—	26.1	43.2
Recognition of actuarial losses	0.8	3.2	34.1
Deferred taxes	1.7	(14.6)	(7.5)
Amortization of deferred financing costs	3.6	4.5	3.4
Changes in assets and liabilities including effects subsequent to acquisitions
Increase in accounts receivable	(151.5)	(85.7)	(50.7)
Increase in inventories	(324.3)	(91.8)	(38.3)
Increase in accounts payable	137.7	142.9	8.7
Decrease (increase) in other assets	1.0	(41.1)	(10.5)
Increase in accrued taxes	8.4	12.5	(5.3)
(Decrease) increase in accrued expenses and other liabilities	(49.5)	71.0	10.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	688.7	825.7	637.2
INVESTING ACTIVITIES
Capital expenditures(a)	(214.2)	(150.5)	(131.8)
Proceeds from the disposition of assets	1.9	1.6	4.2
Cost of acquisitions, net of cash acquired	5.2	(715.2)	—
Cost of investments in equity securities	—	(59.4)	—
NET CASH USED IN INVESTING ACTIVITIES	(207.1)	(923.5)	(127.6)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt	400.0	—	(525.0)
Issuance of long-term debt	1,245.0	1,850.0	1,719.3
Repayment of long-term debt	(1,510.0)	(1,465.0)	(1,345.0)
Proceeds from the exercise of stock options	41.8	64.9	17.3
Employee withholding taxes paid related to stock-based compensation	(13.3)	(10.7)	(8.7)
Deferred acquisition payments	—	—	(19.0)
Dividends to stockholders	(143.0)	(133.3)	(123.0)
Dividends paid to non-controlling interests	—	(2.5)	—
Treasury stock purchases	(447.7)	(187.6)	(100.0)
Other financing activities, net	(1.4)	(4.2)	(5.6)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(428.6)	111.6	(389.7)
Effect of foreign exchange rate changes on cash	(1.9)	16.3	4.3
NET INCREASE IN CASH AND CASH EQUIVALENTS	$51.1	$30.1	$124.2
Cash, cash equivalents and restricted cash(b) at beginning of year	$425.0	$394.9	$270.7
Cash, cash equivalents and restricted cash(b) at end of year	$476.1	$425.0	$394.9
Cash paid during the year for
Interest	$76.8	$76.2	$81.0
Income taxes paid directly to taxing authorities	228.8	175.5	144.5
Dividends declared but not paid	37.8	36.1	33.5

(a)
Capital expenditures of $19.6 million, $13.6 million and $10.0 million that have not been paid as of December 31, 2021, 2020 and 2019, respectively, were excluded from the Consolidated Statement of Cash Flows.
(b)
Restricted cash of $1.3 million and $3.3 million is included in Other current assets and Other assets, respectively, as of December 31, 2021, $1.0 million and $4.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2020 and $0.9 million and $6.1 million is included in Other current assets and Other assets, respectively, as of December 31, 2019 within our Consolidated Balance Sheet.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Home & Security, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$1.8	$2,766.0	$(67.0)	$1,448.1	$(1,970.7)	$1.8	$2,180.0
Comprehensive income:
Net income	—	—	—	431.9	—	(0.6)	431.3
Other comprehensive income (loss)	—	—	3.0	—	—	—	3.0
Stock options exercised	—	17.3	—	—	—	—	17.3
Stock-based compensation	—	30.5	—	—	(8.7)	—	21.8
Adoption of ASU 2018-02	—	—	(8.6)	8.6	—	—	—
Treasury stock purchase	—	—	—	—	(100.0)	—	(100.0)
Dividends ($0.90 per Common share)	—	—	—	(125.6)	—	—	(125.6)
Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8
Comprehensive income:
Net income	—	—	—	553.1	—	1.3	554.4
Other comprehensive income (loss)	—	—	17.5	—	—	—	17.5
Stock options exercised	—	64.9	—	—	—	—	64.9
Stock-based compensation	—	47.6	—	—	(10.7)	—	36.9
Treasury stock purchase	—	—	—	—	(187.6)	—	(187.6)
Dividends to non-controlling interest	—	—	—	—	—	(2.5)	(2.5)
Dividends ($0.98 per Common share)	—	—	—	(135.9)	—	—	(135.9)
Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$—	$2,775.5
Comprehensive income:
Net income	—	—	—	772.4	—	—	772.4
Other comprehensive income (loss)	—	—	30.5	—	—	—	30.5
Stock options exercised	0.1	41.8	—	—	—	—	41.9
Stock-based compensation	—	50.2	—	—	(13.3)	—	36.9
Treasury stock purchase	—	—	—	—	(447.7)	—	(447.7)
Dividends ($1.06 per Common share)	—	—	—	(144.7)	—	—	(144.7)
Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$—	$3,064.8

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

Basis of Presentation The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52 or 53 week fiscal year ending during the month of December. In December 2021, there were certain transactions that resulted in approximately $59 million of net cash outflows, relating to payments made to third parties in the normal course of business during the period between the year-end of our wholly-owned subsidiaries and the Company’s year-end.

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction, which was completed in January 2022. The minority shareholders' substantive participating rights expired on January 1, 2021, at which time we obtained control of, and began consolidating, Flo in our results of operations and statements of financial positions and cash flows. Immediately prior to consolidating Flo, we recognized a non-cash loss of $4.5 million within other expense for the year-ended December 31, 2021, related to the remeasurement of our previously existing investment in Flo. During the fourth quarter of 2021 we recorded a mark-to-market expense of $2.2 million related to the remaining shares held by the minority shareholders. The financial results of Flo are included in the Company’s consolidated statements of comprehensive income for the year-ended December 31, 2021, the consolidated statement of cash flow for the year-ended December 31, 2021 and the consolidated balance sheet as of December 31, 2021. The results of operations are included in the Plumbing segment.

In December 2020, we acquired 100% of the outstanding equity of Larson Manufacturing ("Larson"), the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The acquisition of Larson is aligned with our strategic focus on the fast-growing outdoor living space. See Note 4 "Acquisitions and Dispositions," for additional information.

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

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $8.2 million and $6.7 million as of December 31, 2021 and 2020, respectively.

Inventories We use first-in, first-out inventory method. Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes.

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

We recorded impairments of $0.2 million and $3.6 million related to a long-lived asset to be disposed of in selling, general and administrative expenses in 2021 and 2020, respectively. During 2019, we recorded an impairment of $1.7 million related to a long-lived asset to be disposed of in cost of products sold.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 34 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Additionally, for certain equipment leases, we apply a portfolio approach and account for multiple lease components as a single lease component.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. During our 2021 annual impairment test, of our $711.1 million indefinite lived tradenames, we tested $355.4 million quantitatively, and the remainder was assessed using qualitative factors. There were no impairments for the year ended December 31, 2021. See Note 5, “Goodwill and Identifiable Intangible Assets,” for additional information.

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

As of December 31, 2021, all of our investments in our strategic partners where we do not have significant influence over the investee do not have readily determinable fair values. As of December 31, 2021 and 2020, the carrying value of our investments were $3.5 million and $3.5 million, respectively, which is included in other assets within our Consolidated Balance Sheet. There were no impairments or other changes resulting from observable prices changes recorded during the years ended December 31, 2021, 2020 or 2019.

Defined Benefit Plans We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2021 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2021, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $83.1 million. It is reasonably possible that the unrecognized tax benefits may decrease in the range of $4.1 million to $41.9 million in the next 12 months primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

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

Customer Program Costs Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs. The costs included in the selling, general and administrative expenses category were $63.5 million, $64.7 million and $66.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $334.1 million, $232.6 million and $225.5 million in 2021, 2020 and 2019, respectively.

Advertising costs, which amounted to $297.3 million, $259.4 million and $251.7 million in 2021, 2020 and 2019, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $65.1 million, $66.7 million and $74.0 million in 2021, 2020 and 2019, respectively. Advertising costs recorded in selling, general and administrative expenses were $232.2 million, $192.7 million and $177.7 million in 2021, 2020 and 2019, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $65.6 million, $49.9 million and $48.2 million in 2021, 2020 and 2019, respectively, are expensed as incurred within selling, general and administrative expenses.

Stock-based Compensation Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. Compensation expense is recorded net of forfeitures, which we have elected to record in the period they occur. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance share award is based on the average of the high and low share prices on the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the average of the high and low share prices on the date of grant. See Note 12, “Stock-Based Compensation,” for additional information.

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

Deferred currency gains (loss) of $0.3 million, $(3.0) million and $4.1 million (before tax impact) were reclassified into earnings for the years ended December 31, 2021, 2020 and 2019, respectively. Based on foreign exchange rates as of December 31, 2021, we estimate that $1.9 million of net derivative gain included in AOCI as of December 31, 2021, will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, which is intended to simplify accounting for income taxes and improve consistency in application. ASU 2019-12 amends certain elements of income tax accounting, including but not limited to intraperiod tax allocations, step-ups in tax basis of goodwill, and calculating taxes on year-to-date losses in interim periods. The guidance was effective for the Company’s fiscal year beginning January 1, 2021. The adoption of this guidance did not have a material effect on our financial statements.

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

Disclosures by Business Entities About Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The new guidance, codified in ASC 832, requires business entities that account for transactions with a government by applying a grant or contribution model by analogy to disclose information about government assistance recorded during the period. ASU 2021-10 is effective for all entities for annual reporting periods beginning after December 15, 2021. We are assessing the impact that this guidance may have on our financial statements.

3. Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2021	2020
Inventories:
Raw materials and supplies	$455.1	$346.6
Work in process	93.0	76.7
Finished products	645.7	443.9
Total inventories	$1,193.8	$867.2
Property, plant and equipment:
Land and improvements	$76.6	$75.9
Buildings and improvements to leaseholds	551.5	552.4
Machinery and equipment	1,461.9	1,411.5
Construction in progress	188.0	110.3
Property, plant and equipment, gross	2,278.0	2,150.1
Less: accumulated depreciation	1,268.5	1,232.7
Property, plant and equipment, net of accumulated depreciation	$1,009.5	$917.4
Other current liabilities:
Accrued salaries, wages and other compensation	$178.7	$167.3
Accrued customer programs	250.4	196.2
Accrued taxes	90.1	70.8
Dividends payable	37.8	36.1
Other accrued expenses	249.2	254.2
Total other current liabilities	$806.2	$724.6

4. Acquisitions and Dispositions

Flo Technologies

In 2018 our Plumbing segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction which was completed in January 2022. As part of this agreement, we acquired additional shares for $44.2 million in cash, including direct transactions costs, and entered into a forward contract to purchase all remaining shares of Flo at a future date in exchange for an additional $7.9 million in cash, which is included in other assets in our consolidated balance sheet. In April 2020, we acquired additional shares of Flo under a separate option agreement which resulted in a non-cash gain of $4.4 million on the forward contract as included within other income for the year-ended December 31, 2020.

As of December 31, 2020, we owned approximately 80% of Flo’s outstanding shares. Starting in the first quarter of 2020, we applied the equity method of accounting to our investment in Flo as the minority stockholders had substantive participating rights which precluded consolidation in our results of operations and statements of financial position and cash flows. Immediately prior to applying the equity method of accounting, we recognized a non-cash gain of $6.6 million within other income during the year-ended December 31, 2020 related to the remeasurement of our previously existing investment in Flo. The carrying value of our investment as of December 31, 2020 was $76.2 million.

The minority shareholders' substantive participating rights expired on January 1, 2021, at which time we obtained control of and began consolidating Flo in our results of operations and statements of financial positions and cash flows. Immediately prior to consolidating Flo, we recognized a non-cash loss of $4.5 million within other expense for the year-ended December 31, 2021, related to the remeasurement of our previously existing investment in Flo. The fair value allocated to assets acquired and liabilities assumed as of January 1, 2021 was $87.8 million, net of cash acquired of $9.7 million, which includes $65.3 million of goodwill. Goodwill includes expected sales and cost synergies and is not expected to be deductible for income tax purposes. During the fourth quarter of 2021, we recorded a mark-to-market expense of $2.2 million related to the remaining shares held by the minority shareholders. Flo's net sales and operating income for the year-ended December 31, 2021 were not material to the Company.

Larson Manufacturing

In December 2020, we acquired 100% of the outstanding equity of Larson, the North American market leading brand of storm, screen and security doors. Larson also sells related outdoor living products including retractable screens and porch windows. The acquisition of Larson is aligned with our strategic focus on the fast-growing outdoor living space. The Company completed the acquisition for a total purchase price of approximately $717.5 million, net of cash acquired. We financed the transaction with borrowings under our existing credit facilities. The financial results of Larson were included in the Company’s December 31, 2021 and 2020 consolidated balance sheets and the Company's consolidated statements of income and statements of cash flow beginning January 2021. Larson's net sales, operating income and cash flows from the date of acquisition to December 31, 2020 were not material to the Company. The results of operations are included in the Outdoors & Security segment. We incurred $4.5 million of Larson acquisition-related transaction costs in the year ended December 31, 2020. The goodwill deductible for income tax purposes is approximately $290 million.

The following table summarizes the final allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$42.3
Inventories	49.8
Property, plant and equipment	66.6
Goodwill	307.0
Identifiable intangible assets	313.0
Operating lease assets	6.2
Other assets	3.7
Total assets	788.6
Accounts payable	6.6
Other current liabilities and accruals	32.1
Other non-current liabilities	32.4
Net assets acquired(a)	$717.5
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

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $2,465.1 million and $2,394.8 million as of December 31, 2021 and 2020, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Plumbing	Outdoors & Security	Cabinets	Total Goodwill
Balance at December 31, 2019(a)	$747.3	$417.4	$925.5	$2,090.2
2020 translation adjustments	2.8	0.3	0.6	3.7
Acquisition-related adjustments	—	300.9	—	300.9
Balance at December 31, 2020(a)	$750.1	$718.6	$926.1	$2,394.8
2021 translation adjustments	(1.3)	0.1	0.1	(1.1)
Acquisition-related adjustments	65.3	6.1	—	71.4
Balance at December 31, 2021(a)	$814.1	$724.8	$926.2	$2,465.1

(a)
Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2021 and 2020 were as follows:

	As of December 31, 2021			As of December 31, 2020
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$711.1	$—	$711.1	$711.0	$—	$711.0
Amortizable intangible assets
Tradenames	36.4	(15.5)	20.9	34.8	(14.0)	20.8
Customer and contractual relationships	975.7	(388.2)	587.5	973.2	(337.3)	635.9
Patents/proprietary technology	133.1	(68.8)	64.3	109.6	(57.0)	52.6
Total	1,145.2	(472.5)	672.7	1,117.6	(408.3)	709.3
Total identifiable intangibles	$1,856.3	$(472.5)	$1,383.8	$1,828.6	$(408.3)	$1,420.3

We had identifiable intangible assets, principally tradenames and customer relationships, of $1,383.8 million and $1,420.3 million as of December 31, 2021 and 2020, respectively. The $27.7 million increase in gross identifiable intangible assets was primarily due to the consolidation of Flo.

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life which include customer attrition rates and other relevant factors. We expect to record intangible amortization of approximately $62 million in 2022, $60 million in 2023, $60 million in 2024, $60 million in 2025, and $59 million in 2026.

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

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename in our Cabinets segment. This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. In the fourth quarter of 2019, we recognized an impairment charge of $12.0 million related to the same indefinite-lived tradename, which was the result of a strategic shift associated with new segment leadership and acceleration of our capacity rebalancing initiatives from custom cabinetry products to value-based cabinetry products as a result of lower than expected sales of custom cabinetry products compared to prior forecasts. As of December 31, 2021, the carrying value of this tradename was $29.1 million.

In the third quarter of 2019, we recognized an impairment charge of $29.5 million related to a second indefinite-lived tradename in our Cabinets segment, which was primarily the result of a continuing shift in consumer demand from semi-custom cabinetry products to value-priced cabinetry products, which led to consecutive downward adjustments of internal sales forecasts and future growth rates associated with the tradename. As of December 31, 2021, the carrying value of this tradename was $85.0 million.

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

A reduction in the estimated fair value of any of our tradenames could trigger impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

There were no impairments for the year ended December 31, 2021. The significant assumptions used to estimate the fair values of the tradenames impaired during the years ended December 31, 2020 and 2019 were as follows:

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

6. Leases

We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 31, 2021 and 2020 were immaterial.

Operating lease expense recognized in the consolidated statement of comprehensive income for the years ended December 31, 2021, 2020 and 2019 and were $60.3 million, $53.9 million and $51.0 million, respectively, including approximately $11.2 million, $9.3 million and $8.2 million of short-term and variable lease costs for the years ended December 31, 2021, 2020 and 2019, respectively.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 31, 2021	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48.0	$43.5	$41.3
Right-of-use assets obtained in exchange for operating lease obligations	$69.7	$40.5	$24.5
Weighted average remaining lease term - operating leases	6.1 years	6.4 years	7.1 years
Weighted average discount rate - operating leases	3.3%	3.8%	4.2%

Total lease payments under non-cancellable operating leases as of December 31, 2021 were as follows:

(In millions)
Year Ending December 31,
2022	$48.2
2023	43.3
2024	34.0
2025	24.6
2026	20.4
Thereafter	55.2
Total lease payments	225.7
Less imputed interest	(24.2)
Total	$201.5
Reported as of December 31, 2021
Other current liabilities	$42.7
Operating lease liabilities	158.8
Total	$201.5

7. External Debt and Financing Arrangements

Unsecured Senior Notes

At December 31, 2021, the Company had aggregate outstanding notes in the principal amount of $1.8 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of December 31, 2021 and December 31, 2020:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2021	December 31, 2020
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.4	$496.6
4.000% Senior Notes	600.0	September 2018	September 2023	598.2	597.1
3.250% Senior Notes	700.0	September 2019	September 2029	694.2	693.5
Total Senior Notes	$1,800.0			$1,789.8	$1,787.2

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

Credit Facilities

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (“2021 Term Loan”) for general corporate purposes that matures in November 2022. Interest rates under the 2021 Term Loan are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.625% to LIBOR + 1.25%. Covenants under the 2021 Term Loan are the same as the existing $1.25 billion revolving credit agreement. As of December 31, 2021, we were in compliance with all covenants under this facility.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Under the 2019 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On December 31, 2021 and December 31, 2020, our outstanding borrowings under these credit facilities were $520.0 million and $785.0 million, respectively, which is included in Long-term debt in the consolidated balance sheets. As of December 31, 2021, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate as of December 31, 2021 and December 31, 2020, of which there were no outstanding balances as of December 31, 2021 and 2020. The weighted-average interest rates on these borrowings were zero in both 2021 and 2020.

Commercial Paper

In November 2021, the Company established a commercial paper program (the "Commercial Paper Program") pursuant to which the Company may issue short-term, unsecured commercial paper notes. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time not to exceed $1.25 billion. The Company’s 2019 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. There was no commercial paper outstanding as of December 31, 2021.

As of December 31, 2021, the components of long-term debt were as follows:

(In millions)	2021	2020
Notes (due 2023 to 2029)	$1,789.8	$1,787.2
2019 Revolving Credit Agreement	520.0	785.0
2021 Term Loan	400.0	—
Total debt	2,709.8	2,572.2
Less: current portion	400.0	—
Total long-term debt	$2,309.8	$2,572.2

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2021.

Debt payments due during the next five years as of December 31, 2021 are $400 million in 2022, $600 million in 2023, $520 million in 2024, $500 million in 2025, zero in 2026 and $700 million in 2027 and beyond. Interest payments due during the next five years as of December 31, 2021 are $78 million in 2022, $124 million in 2023 through 2024, $56 million in 2025 through 2026 and $68 million in 2027 and beyond.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. The gross notional amount of all commodity derivatives outstanding at December 31, 2021 was $5.0 million, representing a net settlement asset of zero. The gross notional amount of all commodity derivatives outstanding at December 31, 2020 was $9.8 million, representing a net settlement asset of $1.9 million.

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

We may enter into interest rate swap contracts to protect against interest rate risks associated with certain of our debt obligations. Interest rate swap contracts related to forecasted future interest payments correspond to the periods of the forecasted transactions. We account for these derivatives as cash flow hedges. These contracts were immaterial to the financial statements at December 31, 2021.

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the consolidated statements of income. The changes in the fair value of cash flow hedges are reported in OCI and are recognized in the consolidated statements of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2021 was $559.0 million, representing a net settlement asset of $2.7 million. Based on foreign exchange rates as of December 31, 2021, we estimate that $1.9 million of net derivative gains included in accumulated other comprehensive income as of December 31, 2021 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2021 and 2020 were:

		Fair Value
(In millions)	Location	2021	2020
Assets:
Foreign exchange contracts	Other current assets	$4.1	$3.7
Commodity contracts	Other current assets	—	1.9
	Total assets	$4.1	$5.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$1.4	$6.5
Commodity contracts	Other current liabilities	0.1	—
	Total liabilities	$1.5	$6.5

The effects of derivative financial instruments on the consolidated statements of income in 2021, 2020 and 2019 were:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$4,909.1	$84.4	$0.9
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(4.7)
Derivative designated as hedging instruments	—	—	1.6
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.3	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.3	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$3,925.9	$83.9	$13.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	2.9
Derivative designated as hedging instruments	—	—	(1.8)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(3.0)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2019
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$3,712.2	$94.2	$29.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	4.0
Derivative designated as hedging instruments	—	—	(3.0)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.1	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.1)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.4	—

The cash flow hedges recognized in other comprehensive income were net gains (losses) of $1.5 million, $(3.2) million and $4.8 million in 2021, 2020 and 2019 respectively.

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

The carrying value and fair value of debt as of December 31, 2021 and 2020 were as follows:

(In millions)	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$1,789.8	$1,902.9	$1,787.2	$1,994.9
2019 Revolving Credit Agreement	520.0	520.0	785.0	785.0
2021 Term Loan	400.0	400.0	—	—

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 were as follows:

(In millions)	Fair Value
	2021	2020
Assets:
Derivative asset financial instruments (level 2)	$4.1	$5.6
Deferred compensation program assets (level 2)	19.8	16.3
Total assets	$23.9	$21.9
Liabilities:
Derivative liability financial instruments (level 2)	$1.5	$6.5

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.
10. Common Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share and 60 million authorized shares of preferred stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2021 and 2020 were as follows:

	Common Shares		Treasury Shares
	2021	2020	2021	2020
Balance at the beginning of the year	138,660,154	139,555,487	45,406,158	42,335,315
Stock plan shares issued	1,250,550	2,175,510	—	—
Shares surrendered by optionees	(144,280)	(159,089)	144,280	159,089
Common stock repurchases	(4,702,128)	(2,911,754)	4,702,128	2,911,754
Balance at the end of the year	135,064,296	138,660,154	50,252,566	45,406,158

At December 31, 2021, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2021, we repurchased 4.7 million shares of outstanding common stock under the Company’s share repurchase program for $447.7 million. As of December 31, 2021, the Company’s total remaining share repurchase authorization under the remaining program was approximately $414.7 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

11. Accumulated Other Comprehensive Income (Loss)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2021 and 2020 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Affected Line Item in the Consolidated Statements of Income
	2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.3	$(3.0)	Cost of products sold
Interest rate contracts	0.6	0.6	Interest expense
Commodity contracts	1.3	—	Cost of products sold
	2.2	(2.4)	Total before tax
	0.2	—	Tax expense
	$2.4	$(2.4)	Net of tax
Defined benefit plan items
Recognition of actuarial losses	$(0.8)	$(3.2)	(a)
	0.2	0.4	Tax benefit
	$(0.6)	$(2.8)	Net of tax
Total reclassifications for the period	$1.8	$(5.2)	Net of tax

(a)
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 14, “Defined Benefit Plans,” for additional information.

Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(25.3)	$4.2	$(45.9)	$(67.0)
Amounts classified into accumulated other comprehensive (loss) income	13.8	5.1	(37.9)	(19.0)
Amounts reclassified into earnings	—	(3.8)	25.8	22.0
Adoption of ASU 2018-02			(8.6)	(8.6)
Net current period other comprehensive (loss) income	13.8	1.3	(20.7)	(5.6)
Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)
Amounts classified into accumulated other comprehensive (loss) income	18.7	(3.7)	(2.7)	12.3
Amounts reclassified into earnings	—	2.4	2.8	5.2
Net current period other comprehensive (loss) income	18.7	(1.3)	0.1	17.5
Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	(3.9)	1.1	35.1	32.3
Amounts reclassified into earnings	—	(2.4)	0.6	(1.8)
Net current period other comprehensive (loss) income	(3.9)	(1.3)	35.7	30.5
Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)

12. Stock-Based Compensation

As of December 31, 2021, we had awards outstanding under two Long-Term Incentive Plans, the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”, and together with the Plan - the “Plans”). No new stock-based awards can be made under the 2011 Plan, but there are outstanding stock options under the 2011 Plan that continue to be exercisable. Our stockholders approved the Plan in 2013, which provides for the granting of stock options, performance share awards, restricted stock units, and other equity-based awards, to employees, directors and consultants. As of December 31, 2021, approximately 2.2 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to existing awards under the Plans may be recycled back into the total numbers of shares available for issuance under the Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

Stock-based compensation expense was as follows:

(In millions)	2021	2020	2019
Restricted stock units	$24.0	$21.5	$19.4
Stock option awards	6.1	5.3	7.0
Performance awards	23.0	22.6	4.2
Director awards	1.3	0.9	1.2
Total pre-tax expense	54.4	50.3	31.8
Tax benefit	9.9	8.7	6.0
Total after tax expense	$44.5	$41.6	$25.8

Included in compensation costs are cash-settled restricted stock units of $3.3 million, $2.3 million and $1.4 million that are classified as a liability as of December 31, 2021, 2020 and 2019, respectively. Compensation costs that were capitalized in inventory were not material.

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

A summary of activity with respect to RSUs outstanding under the Plans for the year ended December 31, 2021 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2020	708,338	$61.48
Granted	263,536	$90.02
Vested	(359,290)	$59.98
Forfeited	(39,982)	$74.20
Non-vested at December 31, 2021	572,602	$74.92

The remaining unrecognized pre-tax compensation cost related to RSUs at December 31, 2021 was approximately $21.4 million, and the weighted-average period of time over which this cost will be recognized is 1.8 years. The fair value of RSUs that vested during 2021, 2020 and 2019 was $22.2 million, $24.0 million and $15.2 million, respectively.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2021	2020	2019
Current expected dividend yield	1.2%	1.4%	1.5%
Expected volatility	35.1%	25.9%	27.0%
Risk-free interest rate	0.6%	1.2%	2.5%
Expected term	5.2 years	5.3 years	5.0 years

Beginning in 2020, the determination of expected volatility is based on the volatility of Fortune Brands common stock. The determination of expected volatility in prior years is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2021, 2020 and 2019 was $24.55, $15.21 and $11.36, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and former employees of Fortune Brands, Inc., the Company from which we spun off from in 2011, for the year ended December 31, 2021 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2020	2,539,029	$55.54
Granted	277,038	$86.94
Exercised	(848,895)	$49.27
Expired/forfeited	(20,378)	$72.54
Outstanding at December 31, 2021	1,946,794	$62.56

Options outstanding and exercisable at December 31, 2021 were as follows:

	Options Outstanding (a)			Options Exercisable (b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$13.00 to $20.00	4,556	0.15	$19.46	4,556	$19.46
$20.01 to $87.54	1,942,238	6.69	$62.67	1,217,180	$56.22
	1,946,794	6.68	$62.56	1,221,736	$56.07

(a)
At December 31, 2021, the aggregate intrinsic value of options outstanding was $86.3 million.
(b)
At December 31, 2021 the weighted-average remaining contractual life of options exercisable was 5.6 years and the aggregate intrinsic value of options exercisable was $62.1 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2021 was $6.4 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of options that vested during the years ended December 31, 2021, 2020 and 2019 was $5.5 million, $9.4 million and $7.1 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2021, 2020 and 2019 was $42.7 million, $64.0 million and $26.0 million, respectively.

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

The following table summarizes information about performance share awards as of December 31, 2021, as well as activity during the year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2020	576,459	$57.54
Granted	194,644	$90.57
Vested	(30,295)	$63.42
Forfeited	(102,072)	$65.06
Non-vested at December 31, 2021	638,736	$66.12

The remaining unrecognized pre-tax compensation cost related to performance share awards at December 31, 2021 was approximately $20.3 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. The fair value of performance share awards that vested during 2021 was $1.9 million (30,295 shares).

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plan. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director cash compensation paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2021, 2020 and 2019, we awarded 12,114, 20,181 and 21,746 shares of Company common stock to outside directors with a weighted-average fair value on the date of the award of $107.73, $46.82 and $54.48, respectively.

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $25.3 million and $30.5 million as of December 31, 2021 and 2020, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were approximately $2.2 million and $2.9 million as of December 31, 2021 and 2020, respectively.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended December 31, 2021, 2020 and 2019.

(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Wholesalers(a)	$3,517.2	$2,720.6	$2,682.8
Home Center retailers(b)	2,185.5	1,808.1	1,606.7
Other retailers(c)	440.6	345.6	304.8
Builder direct	259.5	220.0	229.4
U.S. net sales	6,402.8	5,094.3	4,823.7
International(d)	1,253.3	996.0	940.9
Net sales	$7,656.1	$6,090.3	$5,764.6
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

14. Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees; however, the majority of these plans have been frozen to new participants and benefit accruals were frozen for active participants on December 31, 2016. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2021 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status at December 31	2021	2020	2021	2020
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$933.5	$877.1	$13.4	$3.6
Projected benefit obligation acquired(a)	—	—	—	9.6
Service cost	0.4	0.4	0.6	0.4
Interest cost	24.0	28.3	0.4	0.2
Actuarial (loss) gain	(32.4)	70.6	(0.7)	0.2
Benefits paid	(40.2)	(42.9)	(0.4)	(0.6)
Projected benefit obligation at end of year	$885.3	$933.5	$13.3	$13.4
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$885.3	$933.5	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$784.9	$677.2	$—	$—
Actual return on plan assets	48.4	101.3	—	—
Employer contributions	22.9	49.3	0.4	0.6
Benefits paid	(40.2)	(42.9)	(0.4)	(0.6)
Fair value of plan assets at end of year	$816.0	$784.9	$—	$—
Funded status (Fair value of plan assets less PBO)	$(69.3)	$(148.6)	$(13.3)	$(13.4)
(a)
Related to the Larson acquisition discussed in Note 4.

The actuarial loss is primarily a result of changes in discount rates from year to year.

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2021	2020	2021	2020
Current benefit payment liability	$(1.4)	$(1.4)	$(1.5)	$(1.1)
Accrued benefit liability	(67.9)	(147.2)	(11.8)	(12.3)
Net amount recognized	$(69.3)	$(148.6)	$(13.3)	$(13.4)

As of December 31, 2021, we adopted the new Society of Actuaries MP-2021 mortality tables resulting in an immaterial decrease in plan benefit obligation and ongoing expenses. As of December 31, 2020, we adopted the new Society of Actuaries MP-2020 mortality tables, resulting in an immaterial increase in plan benefit obligation, and deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain) at December 31, 2019	$87.7	$(0.3)
Recognition of actuarial loss	(2.7)	(0.1)
Current year actuarial loss	2.1	1.0
Net actuarial loss due to curtailment	(0.6)	—
Net actuarial loss (gain) at December 31, 2020	$86.5	$0.6
Recognition of actuarial loss	(1.1)	0.3
Current year actuarial gain	(45.8)	(0.9)
Net actuarial loss at December 31, 2021	$39.6	$(0.0)

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit (Income) Cost	Pension Benefits			Postretirement Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Service cost	$0.4	$0.4	$0.4	$0.6	$0.4	$0.2
Interest cost	24.0	28.3	32.9	0.4	0.2	0.2
Expected return on plan assets	(34.9)	(32.8)	(35.2)	—	—	—
Recognition of actuarial losses (gains)	1.1	2.7	34.1	(0.3)	0.1	0.6
Settlement/Curtailment losses (gains)	—	0.6	0.1	—	—	(0.1)
Amortization of prior service credits	—	—	—	—	—	0.2
Net periodic benefit (income) cost	$(9.4)	$(0.8)	$32.3	$0.7	$0.7	$1.1

Assumptions	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	2.9%	2.6%	3.3%	3.9%	5.9%	6.4%
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	2.6%	3.3%	4.4%	5.9%	6.4%	4.2%
Expected long-term rate of return on plan assets	4.4%	4.5%	4.9%	—	—	—

	Postretirement Benefits
	2021		2020
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	6.3/6.7%	(a)	6.4/7.4%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2028		2027

(a)
The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 31, 2021 and 2020 were as follows:

(In millions)	Total as of balance sheet date
	2021	2020
Group annuity/insurance contracts (level 3)	$25.5	$24.8
Collective trusts:
Cash and cash equivalents	10.5	16.0
Equity	221.1	287.6
Fixed income	512.1	410.0
Multi-strategy hedge funds	22.0	24.6
Real estate	24.8	21.9
Total	$816.0	$784.9

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2021	2020
January 1	$24.8	$24.2
Actual return on assets related to assets still held	0.7	0.6
December 31	$25.5	$24.8

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $790.5 million and $760.1 million as of December 31, 2021 and 2020, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2021 we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

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

Our 2022 expected blended long-term rate of return on plan assets of 4.4% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2022	$42.6	$1.2
2023	43.4	1.1
2024	44.3	1.1
2025	45.5	1.1
2026	46.4	1.1
Years 2027-2031	237.3	5.9

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $48.4 million, $36.7 million and $36.3 million in 2021, 2020 and 2019, respectively.

15. Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2021	2020	2019
Domestic operations	$836.0	$576.8	$438.2
Foreign operations	169.1	154.0	137.1
Income before income taxes and noncontrolling interests	$1,005.1	$730.8	$575.3

Income tax expense in the consolidated statement of income consisted of the following:

(In millions)	2021	2020	2019
Current
Federal	$153.0	$100.0	$94.9
Foreign	49.1	55.9	35.1
State and other	30.7	27.5	21.5
Deferred
Federal	2.5	(1.8)	(6.9)
Foreign	(2.8)	(11.5)	(3.1)
State and Local	0.2	(1.3)	2.5
Total income tax expense	$232.7	$168.8	$144.0

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

(In millions)	2021	2020	2019
Income tax expense computed at federal statutory income tax rate	$211.1	$153.5	$120.8
State and local income taxes, net of federal tax benefit	33.9	22.3	18.0
Foreign taxes at a different rate than U.S. federal statutory income tax rate	9.0	3.0	1.4
Provision for foreign earnings repatriation, net	0.3	3.2	0.4
Net adjustments for uncertain tax positions	(12.6)	(0.2)	7.5
Share-based compensation (ASU 2016-09)	(10.4)	(11.5)	(3.7)
Deferred tax impact of state tax rate changes	(0.9)	(0.7)	3.1
Valuation allowance (decrease) increase	4.6	(7.1)	3.4
Expiration of loss carryforwards	—	6.1	—
Miscellaneous other, net	(2.3)	0.2	(6.9)
Income tax expense as reported	$232.7	$168.8	$144.0
Effective income tax rate	23.2%	23.1%	25.0%

The 2021 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates and a valuation allowance increase. This expense was offset by favorable benefits for the release of uncertain tax positions, primarily related to statute of limitations lapses, and share-based compensation.

The 2020 and 2019 effective income tax rates were unfavorably impacted by state and local income taxes and foreign income taxed at higher rates. The 2019 effective income tax rate was also unfavorably impacted by increases in uncertain tax positions and valuation allowances. Both 2020 and 2019 expenses were offset by a tax benefit related to share-based compensation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

(In millions)	2021	2020	2019
Unrecognized tax benefits—beginning of year	$96.1	$88.0	$83.5
Gross additions—current year tax positions	2.6	7.2	9.2
Gross additions—prior year tax positions	2.0	3.7	2.9
Gross additions (reductions)—purchase accounting adjustments	—	12.1	—
Gross reductions—prior year tax positions	(16.6)	(11.7)	(6.9)
Gross reductions—settlements with taxing authorities	(1.0)	(3.2)	(0.7)
Unrecognized tax benefits—end of year	$83.1	$96.1	$88.0

The amount of UTBs that, if recognized as of December 31, 2021, would affect the Company’s effective tax rate is $69.2 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $4.1 million to $41.9 million primarily as a result of the conclusion of U.S. federal, state and foreign income tax proceedings.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2021, the Company recognized an interest and penalty benefit of approximately $1.9 million. In 2020 and 2019, the Company recognized interest and penalty expenses of approximately $0.7 million and $3.0 million, respectively. As of December 31, 2021 and 2020, the Company had accruals for the payment of interest and penalties of $15.5 million and $17.6 million, respectively.

The Company files income tax returns in the U.S., various state and foreign jurisdictions. The Company is currently under examination by the U.S. Internal Revenue Service for the periods related to 2017 and 2018. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2016, Mexico for years after 2016 and China for years after 2017.

The components of net deferred tax assets (liabilities) as of December 31, 2021 and 2020 were as follows:

(In millions)	2021	2020
Deferred tax assets:
Compensation and benefits	$46.1	$43.3
Defined benefit plans	18.7	38.9
Capitalized inventories	28.4	18.4
Accounts receivable	20.6	16.0
Operating lease liabilities	50.9	43.3
Other accrued expenses	85.5	79.7
Net operating loss and other tax carryforwards	25.3	14.4
Valuation allowance	(20.5)	(9.7)
Miscellaneous	0.1	1.2
Total deferred tax assets	255.1	245.5
Deferred tax liabilities:
Fixed assets	(98.3)	(86.4)
Intangible assets	(239.0)	(220.9)
Operating lease assets	(48.5)	(43.3)
Other investments	(0.2)	(6.8)
Miscellaneous	(16.3)	(17.8)
Total deferred tax liabilities	(402.3)	(375.2)
Net deferred tax liability	$(147.2)	$(129.7)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2021 and 2020 as follows:

(In millions)	2021	2020
Other assets	28.8	30.8
Deferred income taxes	(176.0)	(160.5)
Net deferred tax liability	$(147.2)	$(129.7)

As of December 31, 2021, and 2020, the Company had deferred tax assets related to net operating losses and other tax carryforwards of $25.3 million and $14.4 million, respectively. Approximately $2.9 million expires between 2022 and 2026, and the remainder will expire in 2027 and thereafter.

The Company evaluated its ability to realize tax benefits associated with deferred tax assets and concluded, based on the available evidence, that is more likely than not that certain of these deferred tax assets will not be fully realized. The valuation allowance at December 31, 2021, includes amounts set up against acquired federal and state net operating losses of Flo, that are limited in utilization. See Note 4, "Acquisitions and Dispositions" for additional information.

Accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017 were subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of these earnings. As of December 31, 2021, the Company has recorded an estimated deferred tax liability of $7.3 million for foreign and state taxes that will be payable upon distribution of these earnings.

Subsequent to December 31, 2017, we consider the unremitted earnings of certain foreign subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. We have not provided deferred taxes on the remaining book over tax outside basis difference of $201.1 million related to these subsidiaries. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to these earnings is $13.2 million.

16. Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Plumbing	$(1.1)	$2.0	$2.1	$3.0
Outdoors & Security	10.4	—	(0.6)	9.8
Cabinets	4.2	3.7	—	7.9
Total	$13.5	$5.7	$1.5	$20.7

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
(b)
Selling, general and administrative expenses

Restructuring and other charges in 2021 are largely related to severance costs associated with the relocation of manufacturing facilities within our Outdoor & Security and Cabinets segments.

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
(b)
Selling, general and administrative expenses

Restructuring and other charges in 2019 largely related to severance costs and costs associated with closing facilities across all our segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/20	2021 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/21
Workforce reduction costs	$6.9	$11.4	$(13.6)	$-	$4.7
Other	0.7	2.1	(1.8)	-	1.0
	$7.6	$13.5	$(15.4)	$-	$5.7

(a)
Cash expenditures primarily related to severance charges.

(In millions)	Balance at 12/31/19	2020 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/20
Workforce reduction costs	$6.7	$14.6	$(14.4)	$—	$6.9
Other	0.1	1.3	(0.7)	—	0.7
	$6.8	$15.9	$(15.1)	$—	$7.6

(a)
Cash expenditures primarily related to severance charges.

17. Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2021 were $959.1 million, of which $900.3 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2021, 2020 and 2019.

(In millions)	2021	2020	2019
Reserve balance at the beginning of the year	$24.5	$24.7	$24.9
Provision for warranties issued	36.6	25.4	25.4
Settlements made (in cash or in kind)	(35.0)	(27.2)	(25.8)
Acquisition	0.3	1.5	—
Foreign currency	0.1	0.1	0.2
Reserve balance at end of year	$26.5	$24.5	$24.7

18. Information on Business Segments

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Plumbing segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe and Shaws brands. The Outdoors & Security segment includes fiberglass and steel entry door systems under the Therma-Tru brand name, storm, screen and security doors under the Larson brand name, composite decking and railing under the Fiberon brand name, urethane millwork under the Fypon brand name, locks, safety and security devices, and electronic security products under the Master Lock and American Lock brands, and fire resistant safes, security containers and commercial cabinets under the SentrySafe brand. The Cabinets segment includes stock, semi-custom and custom cabinetry, as well as vanities, for the kitchen, bath and other parts of the home under brand names including AOK, Diamond Brands, KitchenCraft, Homecrest, Omega and EVE. Corporate expenses consist of headquarters administrative expenses. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2021	2020	2019
Net sales:
Plumbing	$2,761.2	$2,202.1	$2,027.2
Outdoors & Security	2,039.9	1,419.2	1,348.9
Cabinets	2,855.0	2,469.0	2,388.5
Net sales	$7,656.1	$6,090.3	$5,764.6

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2021, 2020 and 2019. All segments sell to both The Home Depot and Lowe’s. Net sales to The Home Depot were 14%, 15% and 14% of net sales in 2021, 2020 and 2019, respectively. Net sales to Lowe’s were 16%, 15% and 14% of net sales in 2021, 2020 and 2019, respectively.

(In millions)	2021	2020	2019
Operating income:
Plumbing	$629.7	$467.9	$427.6
Outdoors & Security	291.9	201.3	172.3
Cabinets	279.3	235.7	178.3
Corporate	(110.5)	(103.5)	(79.7)
Operating income	$1,090.4	$801.4	$698.5

(In millions)	2021	2020	2019
Total assets:
Plumbing	$2,614.7	$2,262.9	$2,110.8
Outdoors & Security	2,619.4	2,453.8	1,596.6
Cabinets	2,489.7	2,366.8	2,355.7
Corporate	212.4	275.2	228.2
Total assets	$7,936.2	$7,358.7	$6,291.3
Depreciation expense:
Plumbing	$37.1	$37.6	$32.0
Outdoors & Security	40.7	33.3	32.3
Cabinets	44.4	47.9	44.3
Corporate	2.8	2.7	2.7
Depreciation expense	$125.0	$121.5	$111.3
Amortization of intangible assets:
Plumbing	$14.9	$10.8	$10.3
Outdoors & Security	31.5	13.4	13.3
Cabinets	17.7	17.8	17.8
Amortization of intangible assets	$64.1	$42.0	$41.4
Capital expenditures:
Plumbing	$38.1	$30.5	$35.7
Outdoors & Security	124.2	76.4	63.6
Cabinets	51.6	27.3	30.9
Corporate	0.3	16.3	1.6
Capital expenditures, gross	214.2	150.5	131.8
Less: proceeds from disposition of assets	(1.9)	(1.6)	(4.2)
Capital expenditures, net	$212.3	$148.9	$127.6
Net sales by geographic region (a):
United States	$6,402.8	$5,094.3	$4,823.7
China	510.4	416.7	355.4
Canada	542.6	414.2	401.0
Other international	200.3	165.1	184.5
Net sales	$7,656.1	$6,090.3	$5,764.6
Property, plant and equipment, net:
United States	$807.2	$732.4	$641.9
Mexico	122.1	104.7	103.2
Canada	40.4	41.2	43.9
China	23.7	25.0	22.5
Other international	16.1	14.1	12.7
Property, plant and equipment, net	$1,009.5	$917.4	$824.2

(a)
Based on country of destination

19. Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	2021	2020	2019
Net income	$772.4	$554.4	$431.3
Less: Noncontrolling interests	—	1.3	(0.6)
Net income attributable to Fortune Brands	$772.4	$553.1	$431.9

Basic earnings per common share	$5.62	$3.99	$3.09
Diluted earnings per common share	$5.54	$3.94	$3.06

Basic average shares outstanding(a)	137.5	138.7	139.9
Stock-based awards	2.0	1.5	1.4
Diluted average shares outstanding(a)	139.5	140.2	141.3
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.3	0.8	1.8
(a)
Reflects the impact of share repurchases during the years ended December 31, 2021, 2020 and 2019, respectively.

20. Other Expense (Income), Net

The components of other expense (income), net for the years ended December 31, 2021, 2020 and 2019 were as follows:

(In millions)	2021	2020	2019
Defined benefit plan	$(9.1)	$(1.3)	$31.9
Foreign currency losses (gains)	6.0	2.8	(0.7)
Losses (gains) on equity investment	5.0	(11.0)	—
Other items, net	(1.0)	(3.8)	(2.2)
Total other expense (income), net	$0.9	$(13.3)	$29.0

21. Contingencies

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

Environmental

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under Superfund or similar state laws. As of December 31, 2021, twelve such instances have not been dismissed, settled or otherwise resolved. In 2021, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. At December 31, 2021 and 2020, we had accruals of $0.4 million and $0.3 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

22. Subsequent Events

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC, a leading producer of wide-opening exterior door systems and outdoor enclosures, for a total gross purchase price of approximately $63 million. The acquisition cost is further subject to the final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our existing revolving credit facilities. Solar Innovations will be part of Fortune Brands’ Outdoors & Security business segment. Its complementary product offerings will support the segment’s outdoor living strategy.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which appears herein.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Proposal 1 – Election of Directors,” “Corporate Governance - Board Committees - Audit Committee” and “Delinquent Section 16(a) Reports” contained in the 2022 Proxy Statement, which information is incorporated herein by reference. See the information under the caption "information about our Executive Officers" contained in Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance - Board Committees - Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “2021 Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2022 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2022 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2022 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements, Financial Statement Schedules and Exhibits.
(1)
Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2021 and 2020 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof. (PCAOB ID Number: 238)

(2)
Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 89.

(3)
Exhibits

2.1.

Equity Purchase Agreement dated November 16, 2020 between Fortune Brands Doors, Inc., Fortune Brands Home & Security, Inc. and the owners of Larson Manufacturing Company of South Dakota and its affiliated companies, is incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed on February 24, 2021.

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

10.5.

364-Day Term Loan Credit Agreement between Fortune Brands Home & Security, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2021.

10.6.

Form of Commercial Paper Dealer Agreement between Fortune Brands Home & Security, Inc., as issuer, and the Dealer parties thereto, is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 2, 2021.

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
10.10.

Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016.*

10.11.

Form of 2012 Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.12.

Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013.*

10.13.

Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014.*

10.14.

Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.15.

Form of Stock Option Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.16.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.17.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.18.

Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Nicholas I. Fink, Patrick D. Hallinan, Hiranda S. Donoghue, Sheri R. Grissom, John D. Lee, May Russell, Marty Thomas and Tracey L. Belcourt, is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018.*

10.19.

Form of Agreement for the Payment of Benefits Following Termination of Employment for each of R. David Banyard, Jr., Brett E. Finley and Cheri M. Phyfer, is incorporated herein by reference to Exhibit 10.24 to the Company’s annual Report on Form 10-K filed on February 28, 2018.*

10.20.

Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10‑K filed on February 27, 2013.*

10.21.

Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.22.

Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017 is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.*

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

101.

The following materials from the Fortune Brands Home & Security, Inc. Annual Report on Form 10‑K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.**

104.	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.**

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

FORTUNE BRANDS HOME & SECURITY, INC. (The Company)

Date: February 28, 2022	By:
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

/s/ nicholas i. fink	/s/ susan s. kilsby*
Nicholas I. Fink, Chief Executive Officer and Director (principal executive officer) Date: February 28, 2022	Susan S. Kilsby, Director Date: February 28, 2022

/s/ patrick d. hallinan	/s/ a.d. david mackay*
Patrick D. Hallinan, Senior Vice President and Chief Financial Officer (principal financial officer) Date: February 28, 2022	A.D. David Mackay, Director Date: February 28, 2022

/s/ danny luburic	/s/ john g. morikis *
Danny Luburic, Vice President – Controller (principal accounting officer) Date: February 28, 2022	John G. Morikis, Director Date: February 28, 2022

/s/ amit banati*	/s/ jeffery s. perry*
Amit Banati, Director Date: February 28, 2022	Jeffery S. Perry, Director Date: February 28, 2022

/s/ irial finan*	/s/ david m. thomas*
Irial Finan, Director Date: February 28, 2022	David M. Thomas, Director Date: February 28, 2022

/s/ ann fritz hackett*	/s/ ronald v. waters, iii*
Ann Fritz Hackett, Director Date: February 28, 2022	Ronald V. Waters, III, Director Date: February 28, 2022

*By:	/s/ Hiranda Donaghue
Hiranda Donaghue, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2021, 2020 and 2019

(In millions)	Balance at Beginning of Period	Charged to Expense	Reclassifications (c)	Write-offs and Deductions (a)	Business Acquisition (b)	Balance at End of Period
2021:
Allowance for cash discounts and sales allowances	$21.0	$241.8	$(3.5)	$245.8	$—	$13.5
Allowance for credit losses	6.7	5.9	—	4.4	—	8.2
Customer program allowance	132.0	278.7	23.4	250.8	—	183.3
Allowance for deferred tax assets	9.7	4.6	6.2	—	—	20.5
2020:
Allowance for cash discounts and sales allowances	$17.0	$258.3	$(28.8)	$228.3	2.8	$21.0
Allowance for credit losses	3.0	5.1	2.2	3.6	—	6.7
Customer program allowance	79.9	—	52.1	—	—	132.0
Allowance for deferred tax assets	16.8	(7.1)	—	—	—	9.7
2019:
Allowance for cash discounts and sales allowances	$16.4	$198.6	$(11.7)	$186.3	$—	$17.0
Allowance for credit losses	3.7	1.6	—	2.3	—	3.0
Customer program allowance	68.2	—	11.7	—	—	79.9
Allowance for deferred tax assets	13.3	3.5	—	—	—	16.8

(a)
Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.
(b)
Represents purchase accounting adjustment related to the Larson acquisition within our Outdoors & Security segment in 2020.
(c)
Represents the reclassification of certain liabilities to customer program allowance due to the adoption of CECL across all segments for 2021, 2020 and 2019.