Form 10-Q
period 2022-03-31
Fortune Brands Home & Security, Inc.
filed 2022-05-03
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 15, 2022 was 130,807,324.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2022 and 2021

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$1,917.3	$1,771.0
Cost of products sold	1,237.8	1,126.9
Selling, general and administrative expenses	409.5	371.5
Amortization of intangible assets	16.0	16.6
Restructuring charges	0.6	7.6
Operating income	253.4	248.4
Interest expense	21.8	21.4
Other (income) expense, net	(1.3)	3.3
Income before taxes	232.9	223.7
Income tax	52.0	45.9
Net income	$180.9	$177.8

Basic earnings per common share	$1.36	$1.28
Diluted earnings per common share	$1.34	$1.26

Comprehensive income	$240.8	$181.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$378.2	$471.5
Accounts receivable less allowances for discounts and credit losses	1,011.6	885.7
Inventories	1,334.7	1,193.8
Other current assets	232.2	193.5
Total current assets	2,956.7	2,744.5
Property, plant and equipment, net of accumulated depreciation	1,064.3	1,009.5
Operating lease assets	184.0	191.7
Goodwill	2,487.5	2,465.1
Other intangible assets, net of accumulated amortization	1,382.5	1,383.8
Other assets	168.0	141.6
Total assets	$8,243.0	$7,936.2
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$400.0
Accounts payable	728.1	764.9
Other current liabilities	626.7	806.2
Total current liabilities	1,354.8	1,971.1
Long-term debt	3,367.9	2,309.8
Deferred income taxes	196.4	176.0
Accrued defined benefit plans	77.2	79.7
Operating lease liabilities	151.1	158.8
Other non-current liabilities	180.8	176.0
Total liabilities	5,328.2	4,871.4
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,030.8	3,018.3
Accumulated other comprehensive income (loss)	35.3	(24.6)
Retained earnings	2,989.4	2,807.9
Treasury stock	(3,142.6)	(2,738.7)
Total stockholders' equity	2,914.8	3,064.8
Total liabilities and equity	$8,243.0	$7,936.2

(a) Common stock, par value $0.01 per share; 186.0 million shares and 185.3 million shares issued at March 31, 2022 and December 31, 2021, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(In millions)

(Unaudited)

	2022	2021
Operating activities
Net income	$180.9	$177.8
Non-cash adjustments:
Depreciation	30.9	31.1
Amortization of intangibles	16.0	16.6
Non-cash lease expense	10.9	10.7
Stock-based compensation	12.3	11.6
Deferred taxes	5.7	(0.1)
Amortization of deferred financing fees	0.8	1.2
Loss on equity investments	—	2.9
(Gain) loss on sale of property, plant and equipment	(6.1)	0.2
Changes in assets and liabilities:
Increase in accounts receivable	(118.1)	(91.6)
Increase in inventories	(128.2)	(86.4)
Decrease in accounts payable	(37.2)	(15.9)
Increase in other assets	(27.1)	(10.9)
Decrease in accrued expenses and other liabilities	(151.8)	(150.7)
Increase in accrued taxes	27.9	34.3
Net cash used in operating activities	(183.1)	(69.2)
Investing activities
Capital expenditures (a)	(60.8)	(25.4)
Proceeds from the disposition of assets	8.0	1.7
Cost of acquisitions, net of cash acquired	(61.6)	5.2
Net cash used in investing activities	(114.4)	(18.5)
Financing activities
Issuance of short-term debt	700.0	—
Repayment of short-term debt	(1,100.0)	—
Issuance of long-term debt	2,874.5	370.0
Repayment of long-term debt	(1,814.0)	(260.0)
Proceeds from the exercise of stock options	0.2	10.6
Treasury stock purchases(b)	(377.1)	(54.1)
Employee withholding taxes related to stock-based compensation	(24.3)	(7.8)
Dividends to stockholders	(37.2)	(36.0)
Other financing, net	(18.9)	0.1
Net cash provided by financing activities	203.2	22.8
Effect of foreign exchange rate changes on cash	0.7	1.7
Net decrease in cash and cash equivalents	$(93.6)	$(63.2)
Cash, cash equivalents and restricted cash(c) at beginning of period	$476.1	$425.0
Cash, cash equivalents and restricted cash(c) at end of period	$382.5	$361.8

(a) Capital expenditures of $14.8 million and $7.4 million that had not been paid as of March 31, 2022 and 2021, respectively, were excluded from the Statement of Cash Flows.

(b) Treasury stock purchases for the three months ended March 31, 2022 excludes $2.5 million of purchases made in March 2022 that were not settled until April 2022.

(c) Restricted cash of $1.3 million and $3.0 million is included in Other current assets and Other assets, respectively, as of March 31, 2022 and restricted cash of $1.1 million and $4.7 million is included in Other current assets and Other assets, respectively, as of March 31, 2021. Restricted cash of $1.3 million and $3.3 million is included in Other current assets and Other assets, respectively, as of December 31, 2021.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2022 and 2021

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$2,775.5
Comprehensive income:
Net income	—	—	—	177.8	—	177.8
Other comprehensive income (loss)	—	—	4.1	—	—	4.1
Stock options exercised	0.1	17.2	—	—	—	17.3
Stock-based compensation	—	11.6	—	—	(7.8)	3.8
Treasury stock purchases	—	—	—	—	(54.1)	(54.1)
Balance at March 31, 2021	$1.9	$2,955.1	$(51.0)	$2,358.0	$(2,339.6)	$2,924.4

Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	—	—	—	180.9	—	180.9
Other comprehensive income (loss)	—	—	59.9	—	—	59.9
Stock options exercised	—	0.2	—	—	—	0.2
Stock-based compensation	—	12.3	—	—	(24.3)	(12.0)
Treasury stock purchases	—	—	—	—	(379.6)	(379.6)
Dividends	—	—	—	0.6	—	0.6
Balance at March 31, 2022	$1.9	$3,030.8	$35.3	$2,989.4	$(3,142.6)	$2,914.8

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

The condensed consolidated balance sheet as of March 31, 2022, the related condensed consolidated statements of comprehensive income and equity for the three months ended March 31, 2022 and 2021, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

In the first quarter of 2022, our Plumbing segment was renamed “Water Innovations” in order to better align with our key brands and organizational purpose. The Plumbing segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, "Solar"), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of approximately $63 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings supports the segment’s outdoor living strategy.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

2. Recently Issued Accounting Standards

Disclosures by Business Entities About Government Assistance

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832). The new guidance, codified in Accounting Standards Codification ("ASC") 832, requires business entities that account for transactions with a government by applying a grant or contribution model by analogy to disclose information about government assistance recorded during the period. ASU 2021-10 is effective for all entities for annual reporting periods beginning after December 15, 2021. The adoption of this guidance did not have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 31, 2022	December 31, 2021
Inventories:
Raw materials and supplies	$509.5	$455.1
Work in process	105.6	93.0
Finished products	719.6	645.7
Total inventories	$1,334.7	$1,193.8

Property, plant and equipment, gross	$2,362.3	$2,278.0
Less: accumulated depreciation	1,298.0	1,268.5
Property, plant and equipment, net	$1,064.3	$1,009.5

4. Acquisitions and Dispositions

Solar

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, "Solar"), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of approximately $63 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings supports the segment’s outdoor living strategy. Solar's net sales and operating income for the three months ended March 31, 2022 were not material to the Company. We have not included pro forma financial information as it is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of January 31, 2022 was $61.6 million, net of cash acquired of $4.8 million, which includes $20.3 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

Flo Technologies

In 2018, our Water Innovations segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. ("Flo"), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022 for a price based on a multiple of Flo’s 2021 sales and adjusted earnings before interest and taxes. During the three months ended March 31, 2022, we made a final cash payment of $16.7 million to the legacy minority shareholders to acquire such shares which is reflected within Other financing, net in our consolidated statements of cash flows.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $2,487.5 million and $2,465.1 million as of March 31, 2022 and December 31, 2021, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water Innovations	Outdoors & Security	Cabinets	Total Goodwill
Goodwill at December 31, 2021(a)	$814.1	$724.8	$926.2	$2,465.1
Year-to-date translation adjustments	0.9	0.4	0.8	2.1
Acquisition-related adjustments	—	20.3	—	20.3
Goodwill at March 31, 2022(a)	$815.0	$745.5	$927.0	$2,487.5

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2022 and December 31, 2021 were as follows:

(In millions)	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$712.4	$—	$712.4	$711.1	$—	$711.1
Amortizable intangible assets
Tradenames	40.1	(16.1)	24.0	36.4	(15.5)	20.9
Customer and contractual relationships	983.9	(401.9)	582.0	975.7	(388.2)	587.5
Patents/proprietary technology	135.7	(71.6)	64.1	133.1	(68.8)	64.3
Total	1,159.7	(489.6)	670.1	1,145.2	(472.5)	672.7
Total identifiable intangibles	$1,872.1	$(489.6)	$1,382.5	$1,856.3	$(472.5)	$1,383.8

We also had net identifiable intangible assets of $1,382.5 million and $1,383.8 million as of March 31, 2022 and December 31, 2021, respectively. The $15.8 million increase in gross identifiable intangible assets was primarily due to the acquisition of Solar.

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

6. External Debt and Financing Arrangements

Unsecured Senior Notes

In March 2022, the Company issued $900 million in aggregate principal amount of senior unsecured notes in a registered public offering consisting of $450 million of 4.00% senior unsecured notes maturing in 2032 and $450 million of 4.50% senior unsecured notes maturing in 2052 (together, the “2022 Notes”). The Company used the net proceeds from the 2022 Notes offering to pay down a portion of the outstanding balance on the 2021 Term Loan, as described below.

At March 31, 2022, the Company had aggregate principal outstanding notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of March 31, 2022 and December 31, 2021:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 31, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.5	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	598.4	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	694.4	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.3	—
4.500% Senior Notes	450.0	March 2022	March 2052	435.0	—
Total Senior Notes	$2,700.0			$2,670.6	$1,789.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (“2021 Term Loan”), for general corporate purposes, to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. Proceeds from the increased 2021 Term Loan were used to repay outstanding balances under the 2019 Revolving Credit Agreement (as described below). The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the notes offering in March 2022 (as described above) and other existing sources of liquidity.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Under the 2019 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On March 31, 2022 and December 31, 2021, our outstanding borrowings under this facility were $150.0 million and $520.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of March 31, 2022, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $17.5 million in aggregate, of which there were no outstanding balances as of March 31, 2022 and December 31, 2021.

Commercial Paper

In November 2021, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2019 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2019 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. On March 31, 2022 and December 31, 2021 our outstanding borrowings under the Commercial Paper Program were $547.3 million and zero, respectively.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. As of March 31, 2022, we had outstanding interest rate hedges with a notional value of $600 million which have been accounted for as cash flow hedges.

We terminated $600 million of interest rate hedges within the quarter, concurrent with the issuance of new long-term debt. Total realized pre-tax gains of $39.0 million related to these interest rate hedges have been recorded in accumulated other comprehensive income and will be reclassified to earnings over the related maturity of the related interest rate hedging instrument.

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2022 was $592.5 million. Based on foreign exchange rates as of March 31, 2022, we estimate that $2.7 million of net derivative gains included in accumulated other comprehensive income as of March 31, 2022 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments and interest rate hedges on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 were as follows:

		Fair Value
(In millions)	Location	March 31, 2022	December 31, 2021
Assets:
Foreign exchange contracts	Other current assets	$3.5	$4.1
Interest rate hedges	Other non-current assets	26.1	—
	Total assets	$29.6	$4.1
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.6	$1.4
Commodity contracts	Other current liabilities	1.6	0.1
Net investment hedges	Other current liabilities	0.1	—
	Total liabilities	$4.3	$1.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended March 31, 2022 and 2021 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,237.8	$21.8	$1.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(1.1)
Derivative designated as hedging instruments	—	—	(1.1)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.9	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.2	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,126.9	$21.4	$3.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(0.8)
Derivative designated as hedging instruments	—	—	—
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.8)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.2	—

The cash flow hedges recognized in Other comprehensive income were a net loss of $0.7 million and a net loss of $2.0 million in the three months ended March 31, 2022 and 2021, respectively.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

FASB ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.

The carrying value and fair value of debt as of March 31, 2022 and December 31, 2021 were as follows:

(In millions)	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,670.6	$2,683.6	$1,789.8	$1,902.9
2019 Revolving Credit Agreement	150.0	150.0	520.0	520.0
Commercial paper borrowings	547.3	547.7	—	—
2021 Term Loan	—	—	400.0	400.0
Total debt	$3,367.9	$3,381.3	$2,709.8	$2,822.9

The estimated fair value of our 2021 Term Loan, 2019 Revolving Credit Facility and commercial paper borrowings is determined primarily using broker quotes, which are Level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows:

(In millions)	Fair Value
	March 31, 2022	December 31, 2021
Assets
Derivative financial instruments (Level 2)	$29.6	$4.1
Deferred compensation program assets (Level 2)	21.0	19.8
Total assets	$50.6	$23.9
Liabilities
Derivative financial instruments (Level 2)	$4.3	$1.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2022 and 2021 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	5.8	(1.8)	(0.2)	3.8
Amounts reclassified from accumulated other comprehensive (loss) income	—	0.3	—	0.3
Net current-period other comprehensive (loss) income	5.8	(1.5)	(0.2)	4.1
Balance at March 31, 2021	$13.0	$2.7	$(66.7)	$(51.0)

Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	11.6	49.2	0.2	61.0
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1.1)	—	(1.1)
Net current-period other comprehensive (loss) income	11.6	48.1	0.2	59.9
Balance at March 31, 2022	$14.9	$51.0	$(30.6)	$35.3

The reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three months ended March 31,		Affected Line Item in the Statement of Comprehensive Income
	2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.9	$(0.8)	Cost of products sold
Commodity contracts	0.1	0.1	Cost of products sold
Interest rate contracts	0.2	0.2	Interest expense
	1.2	(0.5)	Total before tax
	(0.1)	0.2	Tax expense
Total reclassifications for the period	$1.1	$(0.3)	Net of tax

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the three months ended March 31, 2022 and 2021:

(In millions)	Three Months Ended March 31,
	2022	2021
Wholesalers(a)	$852.3	$798.0
Home Center retailers(b)	601.0	548.9
Other retailers(c)	93.1	99.1
Builder direct	72.2	61.4
U.S. net sales	1,618.6	1,507.4
International(d)	298.7	263.6
Net sales	$1,917.3	$1,771.0

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

(d) Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the three months ended March 31, 2022 and 2021 were as follows:

(In millions)	Three Months Ended March 31,
	Pension Benefits
	2022	2021
Service cost	$0.1	$0.1
Interest cost	6.3	6.0
Expected return on plan assets	(8.8)	(8.7)
Net periodic benefit income	$(2.4)	$(2.6)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Outdoors & Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

12. Income Taxes

The effective income tax rates for the three months ended March 31, 2022 and 2021 were 22.3% and 20.5%, respectively.

The difference between the Company’s Q1 2022 effective income tax rate and the U.S. statutory rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), foreign income taxed at higher rates, partially offset by a favorable benefit related to share-based compensation.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the three months ended March 31, 2022 and 2021, respectively.

(In millions)	Three Months Ended March 31,
	2022	2021
Reserve balance at January 1,	$26.5	$24.5
Provision for warranties issued	10.3	8.1
Settlements made (in cash or in kind)	(10.0)	(8.1)
Acquisition	0.4	0.6
Reserve balance at March 31,	$27.2	$25.1

14. Information on Business Segments

Net sales and operating income for the three months ended March 31, 2022 and 2021 by segment were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021	% Change vs. Prior Year
Net Sales
Water Innovations	$643.6	$621.6	3.5%
Outdoors & Security	496.6	461.5	7.6
Cabinets	777.1	687.9	13.0
Net sales	$1,917.3	$1,771.0	8.3%
Operating Income
Water Innovations	$149.3	$147.9	0.9%
Outdoors & Security	60.2	52.8	14.0
Cabinets	73.6	72.6	1.4
Less: Corporate expenses	(29.7)	(24.9)	(19.3)
Operating income	$253.4	$248.4	2.0%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring and Other Charges (Gains)

Pre-tax restructuring and other charges for the three months ended March 31, 2022 and 2021 are shown below.

(In millions)	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water Innovations	$—	$0.8	$0.8	$-	$1.5	$1.5
Outdoors & Security	0.6	(6.2)	(5.6)	6.1	—	6.1
Cabinets	—	—	—	1.5	0.4	1.9
Total	$0.6	$(5.4)	$(4.8)	$7.6	$1.9	$9.5

(a) “Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the first quarter of 2022 are largely related to a gain on the sale of a previously closed manufacturing facility within our Outdoors & Security segment, partially offset by severance costs within our Outdoors & Security segment. Restructuring and other charges (gains) in the first quarter of 2021 are largely related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/21	2022 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 3/31/22
Workforce reduction costs	$4.7	$0.6	$(3.9)	$—	$1.4
Other	1.0	—	—	—	1.0
	$5.7	$0.6	$(3.9)	$—	$2.4
(a)
Cash expenditures primarily relate to severance charges.

(In millions)	Balance at 12/31/20	2021 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 3/31/21
Workforce reduction costs	$6.9	$6.5	$(4.6)	$—	$8.8
Other	0.7	1.1	(0.4)	—	1.4
	$7.6	$7.6	$(5.0)	$—	$10.2
(a)
Cash expenditures primarily relate to severance charges.

16. Earnings Per Share

The computations of earnings per common share for the three months ended March 31, 2022 and 2021 were as follows:

(In millions, except per share data)	Three Months Ended March 31,
	2022	2021
Net income	$180.9	$177.8

Basic earnings per common share	$1.36	$1.28
Diluted earnings per common share	$1.34	$1.26

Basic average shares outstanding	133.4	138.6
Stock-based awards	1.3	2.0
Diluted average shares outstanding	134.7	140.6
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	0.4	0.2

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Contingencies

Litigation

The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to its businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2022 and 2021. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

18. Subsequent Events

On April 28, 2022, the Company announced that its Board of Directors authorized the Company to develop a plan to separate the Company into two independent, publicly-traded companies via a tax-free spin-off of the MasterBrand Cabinets, Inc. business into a separate standalone publicly-traded company (the "Spin-Off"). The separation is expected to be completed in approximately twelve months, subject to the approval of the Company’s Board of Directors and customary closing conditions, including the effectiveness of a registration statement on Form 10 to be filed with the SEC to register the shares to be issued in the Spin-Off.

Item 2. FORTUNE BRANDS HOME & SECURITY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expectations for our business, operations, financial performance or financial condition in addition to statements regarding our general business strategies, market potential, the potential of our brands and other matters, expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, the anticipated impact of acquisitions and other matters that are not historical in nature, including the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to develop new products or processes and improve existing products and processes, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (vii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (viii) delays or outages in our information technology systems or computer networks, (ix) risks associated with doing business globally, including changes in trade-related tariffs and risks with uncertain trade environments, (x) risks associated with the disruption of operations, (xi) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xii) risks associated with entering into potential strategic acquisitions and joint ventures and related integration activities, (xiii) impairments in the carrying value of goodwill or other acquired intangible assets, (xiv) risk of increases in our defined benefit-related costs and funding requirements, (xv) the uncertainties relating to the impact of COVID-19 on the Company’s business, financial performance and operating results, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) changes in government and industry regulatory standards, (xx) future tax law changes or the interpretation of existing tax laws, (xxi) our ability to secure and protect our intellectual property rights, (xxii) potential liabilities and costs from claims and litigation, (xxiii) the potential costs and disruption to our business of implementing the Spin-Off, (xxiv) our ability to consummate the Spin-Off and achieve the expected benefits of the Spin-Off transaction, (xxv) the loss of synergies from operating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses, (xxvi) the potential that the combined value of the common stock of the two publicly-traded companies resulting from the Spin-Off does not equal or exceed the value that the Company’s common stock could have had if the Spin-Off had not occurred and (xxvii) the expected timing of the completion of the Spin-Off transaction and the transaction terms. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

On April 28, 2022, the Company announced that its Board of Directors authorized the Company to develop a plan to separate the Company into two independent, publicly-traded companies via a tax-free spin-off of the MasterBrand Cabinets, Inc. business into a separate standalone publicly-traded company (the "Spin-Off"). The separation is expected to be completed in approximately twelve months, subject to the approval of the Company’s Board of Directors and customary closing conditions, including the effectiveness of a registration statement on Form 10 to be filed with the SEC to register the shares to be issued in the Spin-Off. Upon completion, stockholders would hold interests in two separate companies, which at present, will be publicly referred to as “New Fortune Brands” and “Cabinets” or “Cabinet Company”.

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. As consumer demand and the housing market continue to grow, we expect the benefits of operational leverage and strategic spending to support increased manufacturing capacity and long-term growth initiatives will help us to continue to achieve profitable organic growth.

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

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile global supply chain environment, as well as sustained increased rates of inflation, unfavorable fluctuations in foreign exchange rates and the ongoing costs of tariffs. We continue to manage these challenges and are diligently working to offset potential unfavorable impacts of these items through continuous productivity improvement initiatives and price increases.

In the first quarter of 2022, our Plumbing segment was renamed “Water Innovations” in order to better align with our key brands and organizational purpose. The Plumbing segment name change had no impact on the Company’s historical financial position, results of operations, cash flow or segment-level results previously reported.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, "Solar"), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of approximately $63 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings supports the segment’s outdoor living strategy.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Net Sales
(In millions)	2022	2021	% Change vs. Prior Year
Water Innovations	$643.6	$621.6	3.5%
Outdoors & Security	496.6	461.5	7.6
Cabinets	777.1	687.9	13.0
Net sales	$1,917.3	$1,771.0	8.3%

	Operating Income (Loss)
	2022	2021	% Change vs. Prior Year
Water Innovations	$149.3	$147.9	0.9%
Outdoors & Security	60.2	52.8	14.0
Cabinets	73.6	72.6	1.4
Less: Corporate expenses	(29.7)	(24.9)	(19.3)
Operating income	$253.4	$248.4	2.0%

The following discussion of consolidated results of operations and segment results refers to the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $146.3 million, or 8.3%, principally due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases. These benefits were partially offset by higher sales incentives in Water Innovations resulting from the increase in sales.

Cost of products sold

Cost of products sold increased by $110.9 million, or 9.8%, due to the impact of raw material cost increases and a continued shift to value-priced products in Cabinets, partially offset by the benefit from productivity improvements, a gain on the sale of previously closed manufacturing facility within our Outdoors & Security segment and the impact of Larson's acquisition related inventory fair value adjustment amortization of $3.3 million in 2021, which did not recur in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $38.0 million, or 10.2%, due to higher transportation and headcount related costs.

Amortization of intangible assets

Amortization of intangible assets decreased by $0.6 million.

Restructuring charges

Restructuring charges decreased by $7.0 million to $0.6 million for the three months ended March 31, 2022, largely related to the absence of the 2021 severance costs associated with the relocation of manufacturing facilities within our Outdoors & Security segment.

Operating income

Operating income increased by $5.0 million, or 2.0%, primarily due to higher net sales, the benefit from productivity improvements and lower restructuring charges, as well as favorable foreign exchange of approximately $1 million. These benefits were partially offset by higher commodity, transportation and headcount-related costs, a shift to value-priced products this quarter in Cabinets and higher sales rebate costs.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased by $0.4 million to $21.8 million due to higher average borrowings, partially offset by lower average interest rates.

Other (income) expense, net

Other income, net, increased by $4.6 million, or 139.4%, primarily due to a non-cash loss of $4.5 million related to the 2021 remeasurement of our investment in Flo immediately prior to consolidation.

Income taxes

The effective income tax rates for the three months ended March 31, 2022 and 2021 were 22.3% and 20.5%, respectively. The difference between the Company’s Q1 2022 effective income tax rate and the U.S. statutory rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), foreign income taxed at higher rates, partially offset by a favorable benefit related to share-based compensation.

Net income attributable to Fortune Brands

Net income attributable to Fortune Brands was $180.9 million in the three months ended March 31, 2022 compared to $177.8 million in the three months ended March 31, 2021. The increase was due to higher operating income and higher other income, partly offset by higher income tax expense.

Results By Segment

Water Innovations

Net sales increased by $22.0 million, or 3.5%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $2 million. These benefits were partially offset by higher sales rebate costs.

Operating income increased by $1.4 million, or 0.9%, due to higher net sales, the benefit from productivity improvements, as well as favorable foreign exchange of approximately $1 million. These benefits were partially offset by the impact of higher commodity, freight and tariff costs.

Outdoors & Security

Net sales increased by $35.1 million, or 7.6%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $1 million.

Operating income increased by $7.4 million, or 14.0%, due to higher net sales, lower restructuring costs including a gain of $6.2 million on the sale of a previously closed manufacturing facility and the benefit from productivity improvements. These benefits were partially offset by commodity, headcount-related and freight costs, in addition to labor availability constraints.

Cabinets

Net sales increased by $89.2 million, or 13.0%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and higher sales volume, in both our make-to-order and value-priced product lines.

Operating income increased by $1.0 million, or 1.4%, due to higher net sales and the benefit from productivity improvements. These factors were partly offset by commodity cost inflation, a shift to value-priced products in the quarter and higher freight and headcount-related costs.

Corporate

Corporate expenses increased by $4.8 million, or 19.3%, due to higher consulting costs.

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2021 entitled “Item 1A. Risk Factors.” In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, make any purchases of shares of our common stock under our share repurchase programs, or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

In March 2022, the Company issued $900 million in aggregate principal amount of senior unsecured notes in a registered public offering consisting of $450 million of 4.00% senior unsecured notes maturing in 2032 and $450 million of 4.50% senior unsecured notes maturing in 2052 (together, the “2022 Notes”). The Company used the net proceeds from the 2022 Notes offering to pay down a portion of the outstanding balance on the 2021 Term Loan (as defined below).

At March 31, 2022, the Company had aggregate outstanding notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of March 31, 2022 and December 31, 2021:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 31, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.5	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	598.4	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	694.4	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.3	—
4.500% Senior Notes	450.0	March 2022	March 2052	435.0	—
Total Senior Notes	$2,700.0			$2,670.6	$1,789.8

Credit Facilities

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (the “2021 Term Loan”), for general corporate purposes, to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. Proceeds from the increased 2021 Term Loan were used to repay outstanding balances on the 2019 Revolving Credit Agreement (as defined below). The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the 2022 Notes and other existing sources of liquidity.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Under the 2019 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On March 31, 2022 and December 31, 2021, our outstanding borrowings under this facility were $150.0 million and $520.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of March 31, 2022, we were in compliance with all covenants under this facility.

Commercial Paper

In November 2021, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2019 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2019 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. On March 31, 2022 and December 31, 2021 our outstanding borrowings under the Commercial Paper Program were $547.3 million and zero, respectively.

Cash and Seasonality

On March 31, 2022, we had cash and cash equivalents of $378.2 million, of which $305.5 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year.

We believe that our current cash position, cash flow generated from operations, and amounts available under our revolving credit facility should be sufficient for our operating requirements and enable us to fund our capital expenditures, share repurchases, dividend payments, and any required long-term debt payments. In addition, we believe that we have the ability to obtain alternative sources of financing if required.

Share Repurchases

On March 2, 2022, our Board of Directors authorized the repurchase of up to an additional $750 million shares of our common stock over the two years ending March 2, 2024. In the first quarter of 2022, we repurchased 4.3 million shares of our outstanding common stock under the Company’s share repurchase program for $379.5 million. As of March 31, 2022, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $785.2 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In the first quarter of 2022, we paid dividends in the amount of $37.2 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the three months ended March 31, 2022 and 2021.

(In millions)	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(183.1)	$(69.2)
Net cash used in investing activities	(114.4)	(18.5)
Net cash provided by financing activities	203.2	22.8
Effect of foreign exchange rate changes on cash	0.7	1.7
Net decrease in cash and cash equivalents	$(93.6)	$(63.2)

Net cash used in operating activities was $183.1 million in the three months ended March 31, 2022, compared to net cash used in operating activities of $69.2 million in the three months ended March 31, 2021. The increase in cash used of $113.9 million was primarily due to an increase in our inventory investments to mitigate the impact of an uncertain and volatile global supply chain environment, a gain on our interest rate swap, higher increases in accounts receivable associated with our sales growth in the first quarter of 2022 and higher accounts payable payments.

Net cash used in investing activities was $114.4 million in the three months ended March 31, 2022, compared to net cash used in investing activities of $18.5 million in the three months ended March 31, 2021. The increase in cash used of $95.9 million reflects the Solar Innovations acquisition in January 2022 ($61.6 million), and a planned increase in capital expenditures, partly offset by the proceeds from the sale of a previously closed manufacturing facility.

Net cash provided by financing activities was $203.2 million in the three months ended March 31, 2022, compared to cash provided by financing activities of $22.8 million in the three months ended March 31, 2021. The increase in cash provided of $180.4 million was primarily due to higher net borrowings in 2022 compared to 2021 ($550.5 million increase), partly offset by higher share repurchases in 2022 compared to 2021.

Pension Plans

Certain subsidiaries of Fortune Brands sponsor defined benefit pension plans. These subsidiaries fund their respective defined benefit pension plans with a portfolio of investments maintained within our benefit plan trust. As of December 31, 2021, the aggregate fair value of our pension plan assets was $816.0 million, representing 92% of the accumulated benefit obligation liability. In 2022, we expect to make pension contributions of approximately $10 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, France and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

The adoption of recent accounting standards, as discussed in Note 2, “Recently Issued Accounting Standards,” to our Condensed Consolidated Financial Statements, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Solar and, if necessary, will make appropriate changes as we incorporate our controls and procedure into this recently acquired business.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

(a)
Litigation.

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

(b)
Environmental.

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the three months ended March 31, 2022 and 2021. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section entitled “Risk Factors.”

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

Three Months Ended March 31, 2022	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 31	—	$—	—	$414,689,648
February 1 – February 28	3,148,400	89.0	3,148,400	134,582,515
March 1 – March 31	1,184,210	84.0	1,184,210	785,160,445
Total	4,332,610	$87.6	4,332,610

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
September 21, 2020	September 21, 2020	$500,000,000	September 21, 2022
July 23, 2021	July 23, 2021	$400,000,000	July 23, 2023
March 2, 2022	March 2, 2022	$750,000,000	March 2, 2024

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

4.1

Fourth Supplemental Indenture, dated as of March 25, 2022, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent, is incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2022.

4.2	Form of global certificate for the 4.000% Senior Notes due 2032 (contained in Exhibit 4.1).

4.3	Form of global certificate for the 4.500% Senior Notes due 2052 (contained in Exhibit 4.1).

10.1

First Amendment and Incremental Agreement to the 364-Day Term Loan Credit Agreement dated as of November 29, 2021 between Fortune Brands Home & Security, Inc., as borrower, the lenders party thereto, Credit Suisse AG, New York Branch and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022.

10.2

Second Amendment and Incremental Agreement to the 364-Day Term Loan Credit Agreement dated as of March 18, 2022 between Fortune Brands Home & Security, Inc., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, is incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2022.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: May 3, 2022	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)