Form 10-Q
period 2022-06-30
Fortune Brands Home & Security, Inc.
filed 2022-07-28
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 15, 2022 was 129,316,984.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Six and Three Months Ended June 30, 2022 and 2021

(In millions, except per share amounts)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$4,028.3	$3,707.1	$2,111.0	$1,936.1
Cost of products sold	2,585.7	2,357.2	1,347.9	1,230.3
Selling, general and administrative expenses	844.1	766.1	434.6	394.6
Amortization of intangible assets	32.1	32.6	16.1	16.0
Asset impairment charges	26.0	-	26.0	-
Restructuring charges	2.9	7.9	2.3	0.3
Operating income	537.5	543.3	284.1	294.9
Interest expense	52.3	42.6	30.5	21.2
Other expense (income), net	(1.5)	2.0	(0.2)	(1.3)
Income before taxes	486.7	498.7	253.8	275.0
Income tax	113.8	103.7	61.8	57.8
Net income	$372.9	$395.0	$192.0	$217.2

Basic earnings per common share	$2.83	$2.85	$1.47	$1.57
Diluted earnings per common share	$2.80	$2.81	$1.46	$1.55

Comprehensive income	$425.3	$411.7	$184.5	$229.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$360.6	$471.5
Accounts receivable less allowances for discounts and credit losses	998.5	885.7
Inventories	1,446.7	1,193.8
Other current assets	258.0	193.5
Total current assets	3,063.8	2,744.5
Property, plant and equipment, net of accumulated depreciation	1,082.8	1,009.5
Operating lease assets	184.0	191.7
Goodwill	2,479.6	2,465.1
Other intangible assets, net of accumulated amortization	1,334.6	1,383.8
Other assets	189.3	141.6
Total assets	$8,334.1	$7,936.2
Liabilities and equity
Current liabilities
Short-term debt	$-	$400.0
Accounts payable	756.3	764.9
Other current liabilities	685.2	806.2
Total current liabilities	1,441.5	1,971.1
Long-term debt	3,357.9	2,309.8
Deferred income taxes	184.2	176.0
Accrued defined benefit plans	74.3	79.7
Operating lease liabilities	149.8	158.8
Other non-current liabilities	174.0	176.0
Total liabilities	5,381.7	4,871.4
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,046.2	3,018.3
Accumulated other comprehensive loss	27.8	(24.6)
Retained earnings	3,145.0	2,807.9
Treasury stock	(3,268.5)	(2,738.7)
Total stockholders' equity	2,952.4	3,064.8
Total liabilities and equity	$8,334.1	$7,936.2

(a) Common stock, par value $0.01 per share; 186.0 million shares and 185.3 million shares issued at June 30, 2022 and December 31, 2021, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(In millions)

(Unaudited)

	2022	2021
Operating activities
Net income	$372.9	$395.0
Non-cash adjustments:
Depreciation	61.7	62.6
Amortization of intangibles	32.1	32.6
Non-cash lease expense	22.2	20.9
Stock-based compensation	27.5	24.4
Deferred taxes	(0.5)	7.1
Asset impairment charges	26.0	-
Amortization of deferred financing fees	1.8	2.1
Loss on equity investments	-	2.9
(Gain) loss on sale of property, plant and equipment	(5.9)	1.2
Changes in assets and liabilities:
Increase in accounts receivable	(110.8)	(106.0)
Increase in inventories	(247.4)	(173.1)
(Decrease) increase in accounts payable	(1.0)	78.7
(Increase) decrease in other assets	(17.1)	0.5
Decrease in accrued expenses and other liabilities	(110.2)	(100.2)
(Decrease) increase in accrued taxes	(9.4)	14.0
Net cash provided by operating activities	41.9	262.7
Investing activities
Capital expenditures (a)	(115.6)	(65.8)
Proceeds from the disposition of assets	8.0	1.7
Cost of acquisitions, net of cash acquired	(61.6)	5.2
Net cash used in investing activities	(169.2)	(58.9)
Financing activities
Issuance of short-term debt	700.0	-
Repayment of short-term debt	(1,100.0)	-
Issuance of long-term debt	4,123.7	535.0
Repayment of long-term debt	(3,073.3)	(500.0)
Proceeds from the exercise of stock options	0.4	32.1
Treasury stock purchases	(505.0)	(156.0)
Employee withholding taxes related to stock-based compensation	(24.8)	(8.4)
Dividends to stockholders	(73.6)	(72.0)
Other financing, net	(20.3)	(0.1)
Net cash provided by (used in) financing activities	27.1	(169.4)
Effect of foreign exchange rate changes on cash	(11.3)	5.9
Net (decrease) increase in cash and cash equivalents	$(111.5)	$40.3
Cash, cash equivalents and restricted cash(b) at beginning of period	$476.1	$425.0
Cash, cash equivalents and restricted cash(b) at end of period	$364.6	$465.3

(a)
Capital expenditures of $12.1 million and $10.5 million that had not been paid as of June 30, 2022 and 2021, respectively, were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $1.2 million and $2.8million is included in Other current assets and Other assets, respectively, as of June 30, 2022 and restricted cash of $1.4 million and $3.9 million is included in Other current assets and Other assets, respectively, as of June 30, 2021. Restricted cash of $1.3 million and $3.3 million is included in Other current assets and Other assets, respectively, as of December 31, 2021.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six and Three Months Ended June 30, 2022 and 2021

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$2,775.5
Comprehensive income:
Net income	-	-	-	395.0	-	395.0
Other comprehensive income (loss)	-	-	16.7	-	-	16.7
Stock options exercised	0.1	32.1	-	-	-	32.2
Stock-based compensation	-	24.4	-	-	(8.4)	16.0
Treasury stock purchases	-	-	-	-	(156.0)	(156.0)
Dividends ($0.26 per common share)	-	-	-	(35.9)	-	(35.9)
Balance at June 30, 2021	$1.9	$2,982.8	$(38.4)	$2,539.3	$(2,442.1)	$3,043.5

Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	-	-	-	372.9	-	372.9
Other comprehensive income (loss)	-	-	52.4	-	-	52.4
Stock options exercised	-	0.4	-	-	-	0.4
Stock-based compensation	-	27.5	-	-	(24.8)	2.7
Treasury stock purchases	-	-	-	-	(505.0)	(505.0)
Dividends ($0.28 per common share)	-	-	-	(35.8)	-	(35.8)
Balance at June 30, 2022	$1.9	$3,046.2	$27.8	$3,145.0	$(3,268.5)	$2,952.4

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2021	$1.9	$2,955.1	$(51.0)	$2,358.0	$(2,339.6)	$2,924.4
Comprehensive income:
Net income	-	-	-	217.2	-	217.2
Other comprehensive income (loss)	-	-	12.6	-	-	12.6
Stock options exercised	-	14.9	-	-	-	14.9
Stock-based compensation	-	12.8	-	-	(0.6)	12.2
Treasury stock purchases	-	-	-	-	(101.9)	(101.9)
Dividends ($0.26 per common share)	-	-	-	(35.9)	-	(35.9)
Balance at June 30, 2021	$1.9	$2,982.8	$(38.4)	$2,539.3	$(2,442.1)	$3,043.5

Balance at March 31, 2022	$1.9	$3,030.8	$35.3	$2,989.4	$(3,142.6)	$2,914.8
Comprehensive income:
Net income	-	-	-	192.0	-	192.0
Other comprehensive income (loss)	-	-	(7.5)	-	-	(7.5)
Stock options exercised	-	0.2	-	-	-	0.2
Stock-based compensation	-	15.2	-	-	(0.5)	14.7
Treasury stock purchases	-	-	-	-	(125.4)	(125.4)
Dividends ($0.28 per common share)	-	-	-	(36.4)	-	(36.4)
Balance at June 30, 2022	$1.9	$3,046.2	$27.8	$3,145.0	$(3,268.5)	$2,952.4

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

The condensed consolidated balance sheet as of June 30, 2022, the related condensed consolidated statements of comprehensive income and equity for the six and three months ended June 30, 2022 and 2021, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

In the first quarter of 2022, our Plumbing segment was renamed “Water Innovations” to better align with our key brands and organizational purpose. The Plumbing segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, "Solar"), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of approximately $61.6 million, net of cash acquired of $4.8 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 30, 2022	December 31, 2021
Inventories:
Raw materials and supplies	$541.4	$455.1
Work in process	108.4	93.0
Finished products	796.9	645.7
Total inventories	$1,446.7	$1,193.8

Property, plant and equipment, gross	$2,403.0	$2,278.0
Less: accumulated depreciation	1,320.2	1,268.5
Property, plant and equipment, net	$1,082.8	$1,009.5

4. Acquisitions and Dispositions

Cabinets

On April 28, 2022, the Company announced that its Board of Directors authorized the Company to develop a plan to separate the Company into two independent, publicly-traded companies via a tax-free spin-off of the MasterBrand Cabinets, Inc. business into a separate standalone publicly-traded company (the "Spin-Off"). The Spin-Off is expected to be completed approximately twelve months from the announcement date, subject to a number of conditions including the approval by the Company’s Board of Directors and the effectiveness of a registration statement on Form 10 to be filed with the SEC.

Solar

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, "Solar"), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of $61.6 million, net of cash acquired of $4.8 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy. Solar's net sales and operating income for the three and six months ended June 30, 2022 were not material to the Company. We have not included pro forma financial information as it is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of January 31, 2022 was $61.6 million, which includes $20.4 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

Flo Technologies

In 2018, our Water Innovations segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. ("Flo"), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022 for a price based on a multiple of Flo’s 2021 sales and adjusted earnings before interest and taxes. During the six months ended June 30, 2022, we made a final cash payment of $16.7 million to the legacy minority shareholders to acquire such shares which is reflected within Other financing, net in our consolidated statements of cash flows.

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $2,479.6 million and $2,465.1 million as of June 30, 2022 and December 31, 2021, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water Innovations	Outdoors & Security	Cabinets	Total Goodwill
Goodwill at December 31, 2021(a)	$814.1	$724.8	$926.2	$2,465.1
Year-to-date translation adjustments	(5.5)	(0.1)	(0.3)	(5.9)
Acquisition-related adjustments	—	20.4	-	20.4
Goodwill at June 30, 2022(a)	$808.6	$745.1	$925.9	$2,479.6

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2022 and December 31, 2021 were as follows:

(In millions)	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$684.4	$-	$684.4	$711.1	$-	$711.1
Amortizable intangible assets
Tradenames	38.7	(16.1)	22.6	36.4	(15.5)	20.9
Customer and contractual relationships	978.9	(412.3)	566.6	975.7	(388.2)	587.5
Patents/proprietary technology	135.5	(74.5)	61.0	133.1	(68.8)	64.3
Total	1,153.1	(502.9)	650.2	1,145.2	(472.5)	672.7
Total identifiable intangibles	$1,837.5	$(502.9)	$1,334.6	$1,856.3	$(472.5)	$1,383.8

We had net identifiable intangible assets of $1,334.6 million and $1,383.8 million as of June 30, 2022 and December 31, 2021, respectively. The $18.8 million decrease in gross identifiable intangible assets was primarily due to the tradename impairment charges of $26.0 million in our Cabinets segment (as discussed below), partially offset by the acquisition of Solar.

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

In the second quarter of 2022, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter of 2022, production was shifted at a historical make-to-order plant to a stock product line, to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename.

The fair value of this tradename was measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates for the tradename, assumed royalty rate, and a market-participant discount rate that reflects the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent Level 3 inputs of the fair value hierarchy (refer to Note 8).

The significant assumptions used to estimate the fair value of the tradename impaired in the second quarter of 2022 were as follows:

Unobservable Input	2022
Discount rate	11.6%
Royalty rate(a)	3%
Long-term revenue growth rate(b)	1%

(a) Represents estimated percentage of sales a market-participant would pay to license the impaired tradename.

(b) Selected long-term revenue growth rate within 10-year projection period of the impaired tradename

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

.As of June 30, 2022, the estimated fair value of this tradename equaled its carrying value of $59.0 million. A reduction in the estimated fair value of this tradename could trigger additional impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, including due to resurgences of the virus, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

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

At June 30, 2022, the Company had aggregate outstanding senior notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of June 30, 2022 and December 31, 2021:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 30, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.7	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	598.8	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	694.6	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.4	-
4.500% Senior Notes	450.0	March 2022	March 2052	435.0	-
Total Senior Notes	$2,700.0			$2,671.5	$1,789.8

Credit Facilities

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (“2021 Term Loan”), for general corporate purposes, to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. Proceeds from the increased 2021 Term Loan were used to repay outstanding balances under the 2019 Revolving Credit Agreement (as described below). The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the senior notes offering in March 2022 (as described above) and other existing sources of liquidity.

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Under the 2019 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On June 30, 2022 and December 31, 2021, our outstanding borrowings under this facility were $125.0 million and $520.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of June 30, 2022, we were in compliance with all covenants under this facility.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million and $17.5 million in aggregate as of June 30, 2022 and December 31, 2021, respectively. There were no outstanding balances as of June 30, 2022 and December 31, 2021, respectively.

Commercial Paper

In November 2021, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2019 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2019 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. On June 30, 2022 and December 31, 2021 our outstanding borrowings under the Commercial Paper Program were $561.4 million and zero, respectively.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. As of June 30, 2022, we had outstanding interest rate hedges with a notional value of $600 million which have been accounted for as cash flow hedges.

We terminated $600 million of interest rate hedges during the first quarter of 2022, concurrent with the issuance of new long-term debt. Total realized pre-tax gains of $39.0 million related to these interest rate hedges have been recorded in accumulated other comprehensive income and will be reclassified to earnings over the related maturity of the related interest rate hedging instrument.

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2022 was $568.3 million. Based on foreign exchange rates as of June 30, 2022, we estimate that $2.6 million of net derivative losses included in accumulated other comprehensive income as of June 30, 2022 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 were as follows:

		Fair Value
(In millions)	Location	June 30, 2022	December 31, 2021
Assets:
Foreign exchange contracts	Other current assets	$5.7	$4.1
Interest rate hedges	Other non-current assets	58.9	-
	Total assets	$64.6	$4.1
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.9	$1.4
Commodity contracts	Other current liabilities	9.4	0.1
	Total liabilities	$10.3	$1.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the six months ended June 30, 2022 and 2021 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,585.7	$52.3	$1.5
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(8.9)
Derivative designated as hedging instruments	-	-	5.1
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	3.0	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.3)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	1.4	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30, 2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,357.2	$42.6	$2.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.7
Derivative designated as hedging instruments	-	-	(3.7)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.7)	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.9	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	0.3	-

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended June 30, 2022 and 2021 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,347.9	$30.5	$0.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(7.8)
Derivative designated as hedging instruments	-	-	6.2
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	1.2	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2021
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,230.3	$21.2	$1.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	2.5
Derivative designated as hedging instruments	-	-	(3.7)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	0.1	-

The cash flow hedges recognized in other comprehensive income were a net loss of $0.5 million and a net loss of $0.6 million in the six months ended June 30, 2022 and 2021, respectively. The cash flow hedges recognized in other comprehensive income were a net gain of $0.2 million and a net gain of $1.4 million in the three months ended June 30, 2022 and 2021, respectively.

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

The carrying value and fair value of debt as of June 30, 2022 and December 31, 2021 were as follows:

(In millions)	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,671.5	$2,445.6	$1,789.8	$1,902.9
2019 Revolving Credit Agreement	125.0	125.0	520.0	520.0
Commercial paper borrowings	561.4	561.4	-	-
2021 Term Loan	-	-	400.0	400.0
Total debt	$3,357.9	$3,132.0	$2,709.8	$2,822.9

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of our 2019 Revolving Credit Facility, Commercial paper borrowings and 2021 Term Loan is determined primarily using broker quotes, which are Level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows:

(In millions)	Fair Value
	June 30, 2022	December 31, 2021
Assets
Derivative financial instruments (Level 2)	$64.6	$4.1
Deferred compensation program assets (Level 2)	19.5	19.8
Total assets	$84.1	$23.9
Liabilities
Derivative financial instruments (Level 2)	$10.3	$1.5

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the six and three months ended June 30, 2022 and 2021 were as follows:

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	17.8	(0.3)	(0.2)	17.3
Amounts reclassified from accumulated other comprehensive (loss) income	-	(0.6)	-	(0.6)
Net current-period other comprehensive (loss) income	17.8	(0.9)	(0.2)	16.7
Balance at June 30, 2021	$25.0	$3.3	$(66.7)	$(38.4)

Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	(16.1)	72.4	(0.1)	56.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3.8)	-	(3.8)
Net current-period other comprehensive (loss) income	(16.1)	68.6	(0.1)	52.4
Balance at June 30, 2022	$(12.8)	$71.5	$(30.9)	$27.8

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at March 31, 2021	$13.0	$2.7	$(66.7)	$(51.0)
Amounts classified into accumulated other comprehensive (loss) income	12.0	1.5	-	13.5
Amounts reclassified from accumulated other comprehensive (loss) income	-	(0.9)	-	(0.9)
Net current-period other comprehensive (loss) income	12.0	0.6	-	12.6
Balance at June 30, 2021	$25.0	$3.3	$(66.7)	$(38.4)

Balance at March 31, 2022	$14.9	$51.0	$(30.6)	$35.3
Amounts classified into accumulated other comprehensive (loss) income	(27.7)	23.2	(0.3)	(4.8)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.7)	-	(2.7)
Net current-period other comprehensive (loss) income	(27.7)	20.5	(0.3)	(7.5)
Balance at June 30, 2022	$(12.8)	$71.5	$(30.9)	$27.8

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the six and three months ended June 30, 2022 and 2021 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	$3.0	$(0.7)	Cost of products sold
Commodity contracts	(0.3)	0.9	Cost of products sold
Interest rate contracts	1.4	0.3	Interest expense
	4.1	0.5	Total before tax
	(0.3)	0.1	Tax expense
Total reclassifications for the period	$3.8	$0.6	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
	2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	$2.1	$0.1	Cost of products sold
Commodity contracts	(0.4)	0.8	Cost of products sold
Interest rate contracts	1.2	0.1	Interest expense
	2.9	1.0	Total before tax
	(0.2)	(0.1)	Tax expense
Total reclassifications for the period	$2.7	$0.9	Net of tax

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the six and three months ended June 30, 2022 and 2021:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Wholesalers(a)	$1,886.8	$1,660.8	$1,034.5	$862.8
Home Center retailers(b)	1,206.9	1,117.1	605.9	568.2
Other retailers(c)	210.2	198.1	117.1	99.0
Builder direct	160.0	129.1	87.8	67.7
U.S. net sales	3,463.9	3,105.1	1,845.3	1,597.7
International(d)	564.4	602.0	265.7	338.4
Net sales	$4,028.3	$3,707.1	$2,111.0	$1,936.1

(a)
Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)
Represents sales to the three largest “Do-It-Yourself” retailers; The Home Depot, Inc., Lowe's Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)
Represents sales principally to our mass merchant and standalone independent e-commerce customers.
(d)
Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the six and three months ended June 30, 2022 and 2021 were as follows:

(In millions)	Six Months Ended June 30,		Three Months Ended June 30,
	Pension Benefits		Pension Benefits
	2022	2021	2022	2021
Service cost	$0.2	$0.2	$0.1	$0.1
Interest cost	12.7	12.0	6.4	6.0
Expected return on plan assets	(17.7)	(17.5)	(8.9)	(8.8)
Net periodic benefit income	$(4.8)	$(5.3)	$(2.4)	$(2.7)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Outdoors & Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

12. Income Taxes

The effective income tax rates for six and three months ended June 30 were 23.4% and 24.3% for 2022 and 20.8% and 21.0% for 2021, respectively.

The difference between the Company’s effective tax rate for the six months ended June 30, 2022 and the U.S. statutory rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), tax benefit for stock compensation, changes in valuation allowances, and foreign tax expense.

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the six months ended June 30, 2022 and 2021, respectively.

(In millions)	Six Months Ended June 30,
	2022	2021
Reserve balance at January 1,	$26.5	$24.5
Provision for warranties issued	22.2	16.9
Settlements made (in cash or in kind)	(21.3)	(16.8)
Acquisition	0.4	0.3
Foreign translation adjustments	(0.2)	-
Reserve balance at June 30,	$27.6	$24.9

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Information on Business Segments

Net sales and operating income for the six and three months ended June 30, 2022 and 2021 by segment were as follows:

	Six Months Ended June 30,
(In millions)	2022	2021	% Change vs. Prior Year
Net Sales
Water Innovations	$1,293.6	$1,316.2	(1.7)%
Outdoors & Security	1,102.0	997.0	10.5
Cabinets	1,632.7	1,393.9	17.1
Net sales	$4,028.3	$3,707.1	8.7%
Operating Income (Loss)
Water Innovations	$310.0	$316.8	(2.1)%
Outdoors & Security	152.7	131.3	16.3
Cabinets	142.4	147.0	(3.1)
Less: Corporate expenses	(67.6)	(51.8)	(30.5)
Operating income	$537.5	$543.3	(1.1)%

	Three Months Ended June 30,
(In millions)	2022	2021	% Change vs. Prior Year
Net Sales
Water Innovations	$650.0	$694.6	(6.4)%
Outdoors & Security	605.4	535.5	13.1
Cabinets	855.6	706.0	21.2
Net sales	$2,111.0	$1,936.1	9.0%
Operating Income (Loss)
Water Innovations	$160.7	$168.9	(4.9)%
Outdoors & Security	92.5	78.5	17.8
Cabinets	68.8	74.4	(7.5)
Less: Corporate expenses	(37.9)	(26.9)	(40.9)
Operating income	$284.1	$294.9	(3.7)%

15. Restructuring and Other Charges

Pre-tax restructuring and other charges for the six and three months ended June 30, 2022 and 2021 are shown below.

(In millions)	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water Innovations	$0.9	$0.8	$1.7	$-	$1.6	$1.6
Outdoors & Security	0.7	(6.3)	(5.6)	6.1	-	6.1
Cabinets	1.3	2.4	3.7	1.8	2.6	4.4
Total	$2.9	$(3.1)	$(0.2)	$7.9	$4.2	$12.1

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

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and other charges (gains) in the first six months of 2022 are largely related to severance costs associated with plant and office closures. Restructuring and other charges in the first six months of 2021 largely related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments.

(In millions)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water Innovations	$0.9	$-	$0.9	$-	$0.2	$0.2
Outdoors & Security	0.1	-	0.1	-	-	-
Cabinets	1.3	2.3	3.6	0.3	2.1	2.4
Total	$2.3	$2.3	$4.6	$0.3	$2.3	$2.6

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the second quarter of 2022 largely related to severance costs associated with plant and office closures within our Cabinets and Water Innovations segments. Restructuring and other charges in the second quarter of 2021 largely related to costs associated with plant and office closures within our Cabinets segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 31, 2021	2022 Provision	Cash Expenditures (a)	Balance at June 30, 2022
Workforce reduction costs	$4.7	$2.8	$(4.3)	$3.2
Other	1.0	0.1	(0.2)	0.9
Total	$5.7	$2.9	$(4.5)	$4.1

(a) Cash expenditures primarily relate to severance charges.

(In millions)	Balance at December 31, 2020	2021 Provision	Cash Expenditures (a)	Balance at June 30, 2021
Workforce reduction costs	$6.9	$6.4	$(7.9)	$5.4
Other	0.7	1.5	(0.9)	1.3
Total	$7.6	$7.9	$(8.8)	$6.7

(a) Cash expenditures primarily relate to severance charges.

16. Earnings Per Share

The computations of earnings per common share for the six and three months ended June 30, 2022 and 2021 were as follows:

(In millions, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Net income	$372.9	$395.0	$192.0	$217.2

Basic earnings per common share	$2.83	$2.85	$1.47	$1.57
Diluted earnings per common share	$2.80	$2.81	$1.46	$1.55

Basic average shares outstanding	131.9	138.5	130.3	138.4
Stock-based awards	1.1	2.0	0.9	2.0
Diluted average shares outstanding	133.0	140.5	131.2	140.4
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	1.0	0.3	1.6	0.4

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six and three months ended June 30, 2022 and 2021. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expectations for our business, operations, financial performance or financial condition in addition to statements regarding our general business strategies, market potential, the potential of our brands and other matters, expected capital spending, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, the anticipated impact of acquisitions, other strategic transactions and other matters that are not historical in nature, including the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to develop new products or processes and improve existing products and processes, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (vii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (viii) delays or outages in our information technology systems or computer networks, (ix) risks associated with doing business globally, including changes in trade-related tariffs and risks with uncertain trade environments, (x) risks associated with the disruption of operations, (xi) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xii) risks associated with entering into potential strategic acquisitions and joint ventures and related integration activities, (xiii) impairments in the carrying value of goodwill or other acquired intangible assets, (xiv) risk of increases in our defined benefit-related costs and funding requirements, (xv) the uncertainties relating to the impact of COVID-19 on the Company’s business, financial performance and operating results, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) changes in government and industry regulatory standards, (xx) future tax law changes or the interpretation of existing tax laws, (xxi) our ability to secure and protect our intellectual property rights, (xxii) potential liabilities and costs from claims and litigation, (xxiii) the potential costs and disruption to our business of implementing the Spin-Off, (xxiv) our ability to consummate the Spin-Off and achieve the expected benefits of the Spin-Off transaction, (xxv) the loss of synergies from operating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses, (xxvi) the potential that the combined value of the common stock of the two publicly-traded companies resulting from the Spin-Off does not equal or exceed the value that the Company’s common stock could have had if the Spin-Off had not occurred and (xxvii) the expected timing of the completion of the Spin-Off transaction and the transaction terms. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Report. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

On April 28, 2022, the Company announced that its Board of Directors authorized the Company to develop a plan to separate the Company into two independent, publicly-traded companies via a tax-free spin-off of the MasterBrand Cabinets, Inc. business into a separate standalone publicly-traded company (the "Spin-Off"). The Spin-Off is expected to be completed approximately twelve months from the announcement date, subject to a number of conditions including the approval by the Company’s Board of Directors and the effectiveness of a registration statement on Form 10 to be filed with the SEC.

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. The long-term outlook for our products remain favorable, and our strategic advantages, including those set of capabilities we refer to as the Fortune Brands Advantage, helps us to continue to achieve profitable organic growth.

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

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a substantial majority of the markets we serve consisting of repair and remodel spending. Continued growth in the U.S. market for our home products will largely depend on consumer confidence, employment, wage growth, home prices, stable mortgage rates and credit availability. Inflation and rising of mortgage rates have recently started slowing the pace of single-family and existing home sales activity. However, we believe we are well positioned to manage any short-term slow-down in the housing market because the fundamental drivers of the housing market remain intact.

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile global supply chain environment, as well as sustained increased rates of inflation, rising interest rates, unfavorable fluctuations in foreign exchange rates and the ongoing costs of tariffs. We continue to manage these challenges and are diligently working to offset potential unfavorable impacts of these items through continuous productivity improvement initiatives and price increases.

In the first quarter of 2022, our Plumbing segment was renamed “Water Innovations” to better align with our key brands and organizational purpose. The Plumbing segment name change had no impact on the Company’s historical financial position, results of operations, cash flow or segment-level results previously reported.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, "Solar"), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of approximately $61.6 million, net of cash acquired. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2022 Compared To Six Months Ended June 30, 2021

	Net Sales
(In millions)	2022	2021	% Change vs. Prior Year
Water Innovations	$1,293.6	$1,316.2	(1.7)%
Outdoors & Security	1,102.0	997.0	10.5
Cabinets	1,632.7	1,393.9	17.1
Net sales	$4,028.3	$3,707.1	8.7%

	Operating Income (Loss)
	2022	2021	% Change vs. Prior Year
Water Innovations	$310.0	$316.8	(2.1)%
Outdoors & Security	152.7	131.3	16.3
Cabinets	142.4	147.0	(3.1)
Less: Corporate expenses	(67.6)	(51.8)	(30.5)
Operating income	$537.5	$543.3	(1.1)%

The following discussion of consolidated results of operations and segment results refers to the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $321.2 million, or 8.7%, principally due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases across all our segments, higher sales volume in the Cabinets segment and the benefit from the Solar Innovations acquisition ($11.4 million). These benefits were partially offset by lower sales volume in the Water Innovations segment due to the impact of shutdowns mandated by the Chinese government in response to a COVID-19 resurgence in China and higher sales incentives, as well as unfavorable foreign exchange of approximately $9 million.

Cost of products sold

Cost of products sold increased by $228.5 million, or 9.7%, due to the impact of raw material cost increases and labor cost increases and unfavorable inventory-related expense write-offs in our Outdoors & Security and Cabinets segments, partially offset by the benefit from productivity improvements across all segments, a gain on the sale of a previously closed manufacturing facility within our Outdoors & Security segment and the impact of Larson's acquisition related inventory fair value adjustment amortization of $3.3 million in 2021, which did not recur in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $78.0 million, or 10.2%, due to higher transportation and headcount-related costs.

Asset impairment charge

The asset impairment charge of $26.0 million in 2022 relates to an indefinite-lived tradename within our Cabinets segment. During the second quarter of 2022, production was shifted at a historical make-to-order plant to a stock product line, to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename.

Restructuring charges

Restructuring charges of $2.9 million in the six months ended June 30, 2022 are largely related to severance costs associated with plant and office closures. Restructuring charges of $7.9 million in the six months ended June 30, 2021 largely related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income decreased by $5.8 million, or 1.1%, primarily due to higher commodity, transportation and headcount-related costs, an asset impairment charge of $26.0 million, a continued shift to value-priced products in the Cabinets segment and higher sales rebate costs, as well as unfavorable foreign exchange of approximately $2 million. These factors were partially offset by the benefit from higher net sales, the benefit from productivity improvements and lower restructuring charges.

Interest expense

Interest expense increased by $9.7 million to $52.3 million due to higher average borrowings and higher average interest rates.

Other (income) expense, net

Other income, net, was $1.5 million in the six months ended June 30, 2022, compared to other expense, net of $2.0 million in the six months ended June 30, 2021. The increase in other income, net is primarily due to a non-cash loss of $4.5 million related to the 2021 remeasurement of our investment in Flo immediately prior to consolidation, partly offset by a decrease in foreign currency transaction gains.

Income taxes

The effective income tax rates for the six months ended June 30, 2022 and 2021 were 23.4% and 20.8%, respectively. The effective income tax rate in 2022 was higher than the prior period primarily due to increased foreign tax expense and lower tax benefits from uncertain tax positions, offset by the benefit of a valuation allowance release.

Net income

Net income was $372.9 million in the six months ended June 30, 2022 compared to $395.0 million in the six months ended June 30, 2021. The decrease was due to higher income tax expense, higher interest expense and lower operating income, partly offset by higher other income.

Results By Segment

Water Innovations

Net sales decreased by $22.6 million, or 1.7%, due to the impact of shutdowns mandated by the Chinese government in response to a COVID-19 resurgence in China and higher sales rebate costs, as well as unfavorable foreign exchange of approximately $5 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases and a sales increase in our U.S. e-commerce channel.

Operating income decreased by $6.8 million, or 2.1%, due to the lower sales volume and the impact of higher commodity and freight costs, as well as unfavorable foreign exchange of approximately $2 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases, lower sales rebate costs and cost reductions, including employee-related costs.

Outdoors & Security

Net sales increased by $105.0 million, or 10.5%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and the benefit from the Solar Innovations acquisition ($11.4 million). These benefits were partially offset by lower sales volume, as well as unfavorable foreign exchange of approximately $3 million.

Operating income increased by $21.4 million, or 16.3%, due to higher net sales, lower restructuring costs including a gain of $6.2 million on the sale of a previously closed manufacturing facility, the benefit from productivity improvements, an increase in wholesale doors products versus retail doors products and the benefit from the Solar Innovations acquisition ($1.2 million). These benefits were partially offset by higher commodity, headcount-related and freight costs, in addition to labor availability constraints and an unfavorable inventory-related expense write-off, as well as unfavorable foreign exchange of approximately $1 million.

Cabinets

Net sales increased by $238.8 million, or 17.1%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and higher sales volume. These benefits were partially offset by unfavorable foreign exchange of approximately $1 million.

Operating income decreased by $4.6 million, or 3.1%, due to commodity cost inflation, a continued shift to value-priced products, higher freight costs, an asset impairment charge, higher headcount-related costs and an unfavorable inventory-related expense write-off. These factors were partly offset by the benefit from higher net sales and productivity improvements.

Corporate

Corporate expenses increased by $15.8 million, or 30.5%, due to higher consulting costs relating to our digital transformation initiatives and costs related to the planned Spin-Off of our Cabinets business.

Three Months Ended June 30, 2022 Compared To Three Months Ended June 30, 2021

	Net Sales
(In millions)	2022	2021	% Change vs. Prior Year
Water Innovations	$650.0	$694.6	(6.4)%
Outdoors & Security	605.4	535.5	13.1
Cabinets	855.6	706.0	21.2
Net sales	$2,111.0	$1,936.1	9.0%

	Operating Income (Loss)
	2022	2021	% Change vs. Prior Year
Water Innovations	$160.7	$168.9	(4.9)%
Outdoors & Security	92.5	78.5	17.8
Cabinets	68.8	74.4	(7.5)
Less: Corporate expenses	(37.9)	(26.9)	(40.9)
Operating income	$284.1	$294.9	(3.7)%

The following discussion of consolidated results of operations and segment results refers to the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $174.9 million, or 9.0%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases across all our segments, higher sales volume in the Cabinets segment, the benefit from the Solar Innovations acquisition ($8.4 million) and lower sales incentive costs. These benefits were partially offset by lower sales volume in the Water Innovations segment due to the impact of shutdowns mandated by the Chinese government in response to a COVID-19 resurgence in China, as well as unfavorable foreign exchange of approximately $10 million.

Cost of products sold

Cost of products sold increased by $117.6 million, or 9.6%, due to the impact of raw material and labor cost increases, the impact of the Solar Innovations acquisition ($7.0 million) and unfavorable inventory-related expense write-offs in our Outdoors & Security and Cabinets segments, partially offset by the benefit of productivity improvements across all segments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $40.0 million, or 10.1%, due to higher transportation and headcount-related costs.

Asset impairment charge

The asset impairment charge of $26.0 million in 2022 relates to an indefinite-lived tradename within our Cabinets segment. During the second quarter of 2022, production was shifted at a historical make-to-order plant to a stock product line, to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename.

Restructuring charges

Restructuring charges of $2.3 million in the three months ended June 30, 2022 largely related to severance costs associated with plant and office closures within our Cabinets and Water Innovations segments. Restructuring charges of $0.3 million in the three months ended June 30, 2021 largely related to costs associated with plant and office closures within our Cabinets segment.

Operating income

Operating income decreased by $10.8 million, or 3.7%, primarily due to higher commodity, headcount-related and transportation costs, an asset impairment charge of $26.0 million, a continued shift to value-priced products in the Cabinets segment and higher restructuring costs, as well as unfavorable foreign exchange of approximately $3 million. These factors were partially offset by the benefit from higher net sales, the benefit from productivity improvements and the benefit from the Solar Innovations acquisition.

Interest expense

Interest expense increased by $9.3 million to $30.5 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $0.2 million in the three months ended June 30, 2022, compared to $1.3 million in the three months ended June 30, 2021. The decrease in other income, net is primarily due to a decrease in foreign currency transaction gains.

Income taxes

The effective income tax rates for the three months ended June 30, 2022 and 2021 were 24.3% and 21.0%, respectively. The effective income tax rate in 2022 was higher than the prior period primarily due to increased foreign tax expense, lower tax benefits from share-based compensation and uncertain tax positions, offset by the benefit of a valuation allowance release.

Net income

Net income was $192.0 million in the three months ended June 30, 2022 compared to $217.2 million in the three months ended June 30, 2021. The decrease was due to lower operating income, higher interest expense, higher income tax expense and lower other income.

Results By Segment

Water Innovations

Net sales decreased by $44.6 million, or 6.4%, due to the impact of shutdowns mandated by the Chinese government in response to a COVID-19 resurgence in China, as well as unfavorable foreign exchange of approximately $6 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases, sales increases in our U.S. e-commerce channel and lower sales rebate costs.

Operating income decreased by $8.2 million, or 4.9%, due to the lower sales volume and the impact of higher commodity and freight costs, as well as unfavorable foreign exchange of approximately $3 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases, lower sales rebate costs, and cost reductions, including employee-related costs.

Outdoors & Security

Net sales increased by $69.9 million, or 13.1%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and the benefit from the Solar Innovations acquisition ($8 million). These benefits were partially offset by lower sales volume, as well as unfavorable foreign exchange of approximately $2 million.

Operating income increased by $14.0 million, or 17.8%, due to higher net sales, the benefit from productivity improvements, an increase in wholesale doors products versus retail doors products within the quarter and the benefit from the Solar Innovations acquisition. These benefits were partially offset by commodity, headcount-related and freight costs, in addition to labor availability constraints and an unfavorable inventory-related expense write-off, as well as unfavorable foreign exchange of approximately $1 million.

Cabinets

Net sales increased by $149.6 million, or 21.2%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and higher sales volume. These benefits were partially offset by unfavorable foreign exchange of approximately $1 million.

Operating income decreased by $5.6 million, or 7.5%, due to an asset impairment charge related to a make-to-order indefinite-lived tradename, commodity cost inflation, a continued shift to value-priced products, higher freight and headcount-related costs and an unfavorable inventory-related expense write-off. These factors were partly offset by the benefit from higher net sales and productivity improvements.

Corporate

Corporate expenses increased by $11.0 million, or 40.9%, due to costs related to the planned spin-off of our Cabinets business, higher consulting costs relating to our digital transformation initiatives, and higher employee-related costs.

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2021 entitled “Item 1A. Risk Factors.” In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, repurchase shares of our common stock under our share repurchase program, pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

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

At June 30, 2022, the Company had aggregate outstanding notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of June 30, 2022 and December 31, 2021:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 30, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.7	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	598.8	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	694.6	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.4	-
4.500% Senior Notes	450.0	March 2022	March 2052	435.0	-
Total Senior Notes	$2,700.0			$2,671.5	$1,789.8

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

In September 2019, the Company entered into a second amended and restated $1.25 billion revolving credit facility (the “2019 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is September 2024. Interest rates under the 2019 Revolving Credit Agreement are variable based on LIBOR at the time of the borrowing and the Company’s long-term credit rating and can range from LIBOR + 0.91% to LIBOR + 1.4%. Under the 2019 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On June 30, 2022 and December 31, 2021, our outstanding borrowings under this facility were $125.0 million and $520.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of June 30, 2022 we were in compliance with all covenants under this facility.

Commercial Paper

In November 2021, the Company established a commercial paper program (the "Commercial Paper Program") pursuant to which the Company may issue unsecured commercial paper notes. The Company's 2019 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2019 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. On June 30, 2022 and December 31, 2021 our outstanding borrowings under the Commercial Paper Program were $561.4 million and zero, respectively.

Cash and Seasonality

On June 30, 2022, we had cash and cash equivalents of $360.6 million, of which $296.6 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the first six months of 2022, we repurchased 6.2 million shares of our outstanding common stock under the Company’s share repurchase program for $505.0 million. As of June 30, 2022, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $660 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the first six months of 2022, we paid dividends in the amount of $73.6 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the six months ended June 30, 2022 and 2021.

(In millions)	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$41.9	$262.7
Net cash used in investing activities	(169.2)	(58.9)
Net cash provided by (used in) financing activities	27.1	(169.4)
Effect of foreign exchange rate changes on cash	(11.3)	5.9
Net (decrease) increase in cash and cash equivalents	$(111.5)	$40.3

Net cash provided by operating activities was $41.9 million in the six months ended June 30, 2022, compared to net cash provided by operating activities of $262.7 million in the six months ended June 30, 2021. The decrease in cash provided of $220.8 million was primarily due to higher accounts payable, an increase in our inventory investments to mitigate the impact of an uncertain and volatile global supply chain environment, a decrease in accrued taxes, a partial settlement on our interest rate swap and higher increases in accounts receivable associated with our sales growth in the first half of 2022.

Net cash used in investing activities was $169.2 million in the six months ended June 30, 2022, compared to net cash used in investing activities of $58.9 million in the six months ended June 30, 2021. The increase in cash used of $110.3 million reflects the Solar Innovations acquisition in January 2022 ($61.6 million), and a planned increase in capital expenditures, partly offset by higher proceeds from the sale of previously closed manufacturing facilities.

Net cash provided by financing activities was $27.1 million in the six months ended June 30, 2022, compared to cash used in financing activities of $169.4 million in the six months ended June 30, 2021. The increase in cash provided of $196.5 million was primarily due to higher net borrowings in 2022 compared to 2021 ($615.4 million increase), partly offset by higher share repurchases in 2022 compared to 2021, a decrease in the proceeds from the exercise of stock options and the final payment for the remaining equity interest in Flo ($16.7 million).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2021, the fair value of our total pension plan assets was $816.0 million, representing 92% of the accumulated benefit obligation liability. In 2022, we expect to make pension contributions of approximately $10 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of reviewing the internal control structure of Solar and, if necessary, will make appropriate changes as we incorporate our controls and procedure into this recently acquired business.

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

(b)
Environmental.

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the six and three months ended June 30, 2022 and 2021. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section entitled “Risk Factors,” except as follows:

The Spin-Off of the Company’s Cabinets business into a standalone publicly-traded company could cause disruptions to our business and could impact financial performance and operating results.

The Spin-Off is complex in nature and unanticipated developments or changes, including challenges in executing the Spin-Off, could delay or prevent the completion of the proposed Spin-Off. The process of completing the proposed Spin-Off has been and is expected to continue to be time-consuming and involves significant costs and expenses. In addition, the full strategic and financial benefits that are expected to result from the Spin-Off may not be achieved, and there may be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses. Further, there can be no assurance that the combined value of the common stock of each company following the Spin-Off will be equal to or greater than what the value of the Company’s common stock would have been had the proposed Spin-Off not occurred.

The Company intends that the Spin-Off qualify as tax-free under the U.S. Internal Revenue Code of 1986, as amended. If subsequent to the Spin-Off it is determined that the transaction does not qualify for tax-free treatment for U.S. federal income tax purposes, the resulting tax liability to the Company and its stockholders could be substantial. The planned separation may be taxable in other countries around the world, and as a result may trigger substantial tax liability to the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

Three Months Ended June 30, 2022	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 1 – April 30	355,164	$72.2	355,164	$759,515,175
May 1 – May 31	775,400	67.7	775,400	707,014,763
June 1 – June 30	763,568	62.0	763,568	659,669,166
Total	1,894,132	$66.3	1,894,132

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
September 21, 2020	September 21, 2020	$500,000,000	September 21, 2022
July 23, 2021	July 23, 2021	$400,000,000	July 23, 2023
March 2, 2022	March 2, 2022	$750,000,000	March 2, 2024

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

10.1

Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, effective as of May 3, 2022, is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 21, 2022.**

10.2*	Form of Stock Option Award Agreement under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan.**

10.3*	Form of Performance Share Award Agreement under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan.**

10.4*	Form of Restricted Stock Unit Agreement under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan.**

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

** Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: July 28, 2022	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)