Form 10-Q
period 2022-09-30
Fortune Brands Home & Security, Inc.
filed 2022-10-27
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 14, 2022 was 128,242,529.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine and Three Months Ended September 30, 2022 and 2021

(In millions, except per share amounts)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$6,082.0	$5,693.4	$2,053.7	$1,986.3
Cost of products sold	3,895.9	3,637.2	1,310.2	1,280.0
Selling, general and administrative expenses	1,259.4	1,166.3	415.3	400.2
Amortization of intangible assets	48.9	48.5	16.8	15.9
Asset impairment charges	26.0	-	-	-
Restructuring charges	33.1	11.5	30.2	3.6
Operating income	818.7	829.9	281.2	286.6
Interest expense	85.4	63.2	33.1	20.6
Other (income) expense, net	(3.6)	0.7	(2.1)	(1.3)
Income before taxes	736.9	766.0	250.2	267.3
Income tax	159.8	168.9	46.0	65.2
Net income	$577.1	$597.1	$204.2	$202.1

Basic earnings per common share	$4.40	$4.32	$1.58	$1.47
Diluted earnings per common share	$4.37	$4.26	$1.57	$1.45

Comprehensive income	$599.5	$598.4	$174.2	$186.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$345.3	$471.5
Accounts receivable less allowances for discounts and credit losses	936.1	885.7
Inventories	1,502.3	1,193.8
Other current assets	223.9	193.5
Total current assets	3,007.6	2,744.5
Property, plant and equipment, net of accumulated depreciation	1,097.7	1,009.5
Operating lease assets	177.0	191.7
Goodwill	2,546.2	2,465.1
Other intangible assets, net of accumulated amortization	1,375.9	1,383.8
Other assets	211.2	141.6
Total assets	$8,415.6	$7,936.2
Liabilities and equity
Current liabilities
Short-term debt	$600.3	$400.0
Accounts payable	672.6	764.9
Other current liabilities	775.0	806.2
Total current liabilities	2,047.9	1,971.1
Long-term debt	2,786.9	2,309.8
Deferred income taxes	222.7	176.0
Accrued defined benefit plans	62.3	79.7
Operating lease liabilities	142.4	158.8
Other non-current liabilities	123.3	176.0
Total liabilities	5,385.5	4,871.4
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,058.9	3,018.3
Accumulated other comprehensive loss	(2.2)	(24.6)
Retained earnings	3,277.0	2,807.9
Treasury stock	(3,305.5)	(2,738.7)
Total stockholders' equity	3,030.1	3,064.8
Total liabilities and equity	$8,415.6	$7,936.2

(a) Common stock, par value $0.01 per share; 186.1 million shares and 185.3 million shares issued at September 30, 2022 and December 31, 2021, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(In millions)

(Unaudited)

	2022	2021
Operating activities
Net income	$577.1	$597.1
Non-cash adjustments:
Depreciation	93.5	92.9
Amortization of intangibles	48.9	48.5
Non-cash lease expense	33.8	31.8
Stock-based compensation	40.0	36.0
Recognition of actuarial losses	0.4	1.1
Deferred taxes	34.9	9.6
Restructuring charges	7.5	-
Asset impairment charges	26.0	-
Amortization of deferred financing fees	2.8	2.8
Loss on equity investments	-	2.9
(Gain) loss on sale of property, plant and equipment	(5.6)	1.5
Changes in assets and liabilities:
Increase in accounts receivable	(51.0)	(186.2)
Increase in inventories	(302.7)	(258.0)
(Decrease) increase in accounts payable	(79.3)	116.5
Decrease (increase) in other assets	6.2	(0.6)
Decrease in accrued expenses and other liabilities	(117.6)	(65.0)
Decrease in accrued taxes	(26.1)	(0.1)
Net cash provided by operating activities	288.8	430.8
Investing activities
Capital expenditures (a)	(175.1)	(113.0)
Proceeds from the disposition of assets	8.1	1.7
Cost of acquisitions, net of cash acquired	(214.0)	5.2
Net cash used in investing activities	(381.0)	(106.1)
Financing activities
Issuance of short-term debt	701.4	-
Repayment of short-term debt	(1,100.0)	-
Issuance of long-term debt	4,973.9	825.0
Repayment of long-term debt	(3,895.9)	(770.0)
Proceeds from the exercise of stock options	0.6	32.6
Treasury stock purchases(b)	(531.1)	(252.9)
Employee withholding taxes related to stock-based compensation	(25.7)	(10.5)
Dividends to stockholders	(109.8)	(107.9)
Other financing, net	(22.3)	(1.4)
Net cash used in financing activities	(8.9)	(285.1)
Effect of foreign exchange rate changes on cash	(26.0)	1.0
Net (decrease) increase in cash and cash equivalents	$(127.1)	$40.6
Cash, cash equivalents and restricted cash(c) at beginning of period	$476.1	$425.0
Cash, cash equivalents and restricted cash(c) at end of period	$349.0	$465.6
(a)
Capital expenditures of $11.7 million and $12.6 million that had not been paid as of September 30, 2022 and 2021, respectively, were excluded from the Statement of Cash Flows.
(b)
Treasury stock purchased for the nine months ended September 30, 2022 and September 30, 2021 excludes $10.0 million and $17.2 million, respectively, related to purchases that were not settled until after September 30, 2022 and September 30, 2021, respectively.
(c)
Restricted cash of $1.4 million and $2.3 million is included in Other current assets and Other assets, respectively, as of September 30, 2022 and restricted cash of $1.2 million and $3.7 million is included in Other current assets and Other assets, respectively, as of September 30, 2021. Restricted cash of $1.3 million and $3.3 million is included in Other current assets and Other assets, respectively, as of December 31, 2021.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine and Three Months Ended September 30, 2022 and 2021

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$2,775.5
Comprehensive income:
Net income	-	-	-	597.1	-	597.1
Other comprehensive income (loss)	-	-	1.3	-	-	1.3
Stock options exercised	0.1	32.5	-	-	-	32.6
Stock-based compensation	-	36.0	-	-	(10.5)	25.5
Treasury stock purchases	-	-	-	-	(270.1)	(270.1)
Dividends ($0.78 per common share)	-	-	-	(107.3)	-	(107.3)
Balance at September 30, 2021	$1.9	$2,994.8	$(53.8)	$2,670.0	$(2,558.3)	$3,054.6

Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	-	-	-	577.1	-	577.1
Other comprehensive income (loss)	-	-	22.4	-	-	22.4
Stock options exercised	-	0.6	-	-	-	0.6
Stock-based compensation	-	40.0	-	-	(25.7)	14.3
Treasury stock purchases	-	-	-	-	(541.1)	(541.1)
Dividends ($0.84 per common share)	-	-	-	(108.0)	-	(108.0)
Balance at September 30, 2022	$1.9	$3,058.9	$(2.2)	$3,277.0	$(3,305.5)	$3,030.1

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2021	$1.9	$2,982.8	$(38.4)	$2,539.3	$(2,442.1)	$3,043.5
Comprehensive income:
Net income	-	-	-	202.1	-	202.1
Other comprehensive income (loss)	-	-	(15.4)	-	-	(15.4)
Stock options exercised	-	0.4	-	-	-	0.4
Stock-based compensation	-	11.6	-	-	(2.1)	9.5
Treasury stock purchases	-	-	-	-	(114.1)	(114.1)
Dividends ($0.52 per common share)	-	-	-	(71.4)	-	(71.4)
Balance at September 30, 2021	$1.9	$2,994.8	$(53.8)	$2,670.0	$(2,558.3)	$3,054.6

Balance at June 30, 2022	$1.9	$3,046.2	$27.8	$3,145.0	$(3,268.5)	$2,952.4
Comprehensive income:
Net income	-	-	-	204.2	-	204.2
Other comprehensive income (loss)	-	-	(30.0)	-	-	(30.0)
Stock options exercised	-	0.2	-	-	-	0.2
Stock-based compensation	-	12.5	-	-	(0.9)	11.6
Treasury stock purchases	-	-	-	-	(36.1)	(36.1)
Dividends ($0.56 per common share)	-	-	-	(72.2)	-	(72.2)
Balance at September 30, 2022	$1.9	$3,058.9	$(2.2)	$3,277.0	$(3,305.5)	$3,030.1

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

The condensed consolidated balance sheet as of September 30, 2022, the related condensed consolidated statements of comprehensive income and equity for the nine and three months ended September 30, 2022 and 2021, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

In the first quarter of 2022, our Plumbing segment was renamed “Water Innovations” to better align with our key brands and organizational purpose. The Plumbing segment name change is to the name only and had no impact on the Company’s historical financial position, results of operations, cash flow or segment level results previously reported.

In July 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa” ), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. The results of Aqualisa are reported as part of the Water Innovations segment. We believe its product offerings will enable us to continue to leverage growing trends in water management and connected products. We financed the transaction with borrowings under our existing credit facility. We have not included pro forma financial information as it is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of July 29, 2022 was $156.0 million.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, “Solar” ), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of $61.6 million, net of cash acquired of $4.8 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” ) and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP” ). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

2. Recently Issued Accounting Standards

Disclosures by Business Entities About Government Assistance

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832). The new guidance, codified in Accounting Standards Codification (“ASC”) 832, requires business entities that account for transactions with a government by applying a grant or contribution model by analogy to disclose information about government assistance recorded during the period. ASU 2021-10 is effective for all entities for annual reporting periods beginning after December 15, 2021. The adoption of this guidance did not have a material effect on our financial statements.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2022	December 31, 2021
Inventories:
Raw materials and supplies	$619.9	$455.1
Work in process	110.6	93.0
Finished products	771.8	645.7
Total inventories	$1,502.3	$1,193.8

Property, plant and equipment, gross	$2,438.8	$2,278.0
Less: accumulated depreciation	1,341.1	1,268.5
Property, plant and equipment, net	$1,097.7	$1,009.5

4. Acquisitions and Dispositions

Cabinets

On April 28, 2022, the Company announced that its Board of Directors authorized the Company to develop a plan to separate the Company into two independent, publicly-traded companies via a tax-free spin-off of the MasterBrand Cabinets, Inc. business into a separate standalone publicly-traded company (the “Spin-Off”). The Spin-Off is expected to be completed within twelve months from the announcement date, subject to a number of conditions including the approval by the Company’s Board of Directors and the effectiveness of a registration statement on Form 10 to be filed with the SEC.

Aqualisa

In July 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa”), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. The results of Aqualisa are reported as part of the Water Innovations segment. We believe its product offerings will enable us to continue to leverage growing trends in water management and connected products. We financed the transaction with borrowings under our existing credit facility. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of July 29, 2022 was $156.0 million, which includes $87.3 million of goodwill. Goodwill includes expected sales and cost synergies and is not expected to be deductible for income tax purposes.

Solar

In January 2022, we acquired 100% of the outstanding equity of Solar for a purchase price of $61.6 million, net of cash acquired of $4.8 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy. Solar's net sales and operating income for the three and nine months ended September 30, 2022 were not material to the Company. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of January 31, 2022 was $61.6 million, which includes $21.0 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

Flo Technologies

In 2018, our Water Innovations segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022 for a price based on a multiple of Flo’s 2021 sales and adjusted earnings before interest and taxes. On January 30, 2022, we made a final cash payment of $16.7 million to the legacy minority shareholders to acquire such shares which is reflected within Other financing, net in our consolidated statements of cash flows.

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

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $2,546.2 million and $2,465.1 million as of September 30, 2022 and December 31, 2021, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water Innovations	Outdoors & Security	Cabinets	Total Goodwill
Goodwill at December 31, 2021(a)	$814.1	$724.8	$926.2	$2,465.1
Year-to-date translation adjustments	(24.5)	(0.8)	(1.9)	(27.2)
Acquisition-related adjustments	87.3	21.0	-	108.3
Goodwill at September 30, 2022(a)	$876.9	$745.0	$924.3	$2,546.2

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

(In millions)	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$681.5	$-	$681.5	$711.1	$-	$711.1
Amortizable intangible assets
Tradenames	54.3	(16.4)	37.9	36.4	(15.5)	20.9
Customer and contractual relationships	1,016.5	(422.0)	594.5	975.7	(388.2)	587.5
Patents/proprietary technology	139.0	(77.0)	62.0	133.1	(68.8)	64.3
Total	1,209.8	(515.4)	694.4	1,145.2	(472.5)	672.7
Total identifiable intangibles	$1,891.3	$(515.4)	$1,375.9	$1,856.3	$(472.5)	$1,383.8

We had net identifiable intangible assets of $1,375.9 million and $1,383.8 million as of September 30, 2022 and December 31, 2021, respectively. The $35.0 million increase in gross identifiable intangible assets was primarily due to the acquisition of Aqualisa and Solar partially offset by the tradename impairment charges of $26.0 million in our Cabinets segment (as discussed below) and translation adjustments.

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

The asset impairment charge of $26.0 million in 2022 relates to an indefinite-lived tradename within our Cabinets segment. During the second quarter of 2022, production was shifted at a historical make-to-order plant to a stock product line, to enable what we expect to be a higher value purpose and growth opportunity. This production shift led to downward revisions to forecasted revenue growth rates associated with the tradename.

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

(b) Selected long-term revenue growth rate within 10-year projection period of the impaired tradename.

As of September 30, 2022, the estimated fair value of this tradename equaled its carrying value of $59.0 million. A reduction in the estimated fair value of this tradename could trigger additional impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, including due to resurgences of the virus, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

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

At September 30, 2022, the Company had aggregate outstanding senior notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of September 30, 2022 and December 31, 2021:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 30, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.9	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	599.0	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	694.8	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.6	-
4.500% Senior Notes	450.0	March 2022	March 2052	435.3	-
Total Senior Notes	$2,700.0			$2,672.6	$1,789.8

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On September 30, 2022 and December 31, 2021, our outstanding borrowings under this facility and our previous revolving credit facility were $100.0 million and $520.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of September 30, 2022, we were in compliance with all covenants under this facility.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (the “2021 Term Loan”), for general corporate purposes, to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. Proceeds from the increased 2021 Term Loan were used to repay outstanding balances under our previous revolving credit facility. The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the senior notes offering in March 2022 (as described above) and other existing sources of liquidity.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million and $17.5 million in aggregate as of September 30, 2022 and December 31, 2021, respectively. There were outstanding balances of $1.4 million as of September 30, 2022 and no outstanding balance as of December 31, 2021.

Commercial Paper

In November 2021, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. On September 30, 2022 and December 31, 2021 our outstanding borrowings under the Commercial Paper Program were $613.3 million and zero, respectively.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. As of September 30, 2022, we had outstanding interest rate hedges with a notional value of $600 million which have been accounted for as cash flow hedges.

We terminated $600 million of interest rate hedges during the first quarter of 2022, concurrent with the issuance of new long-term debt. Total realized pre-tax gains of $39.0 million related to these interest rate hedges have been recorded in accumulated other comprehensive income and will be reclassified to earnings over the related maturity of the related interest rate hedging instrument.

Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2022 was $553.7 million. Based on foreign exchange rates as of September 30, 2022, we estimate that $2.5 million of net derivative losses included in accumulated other comprehensive income as of September 30, 2022 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 were as follows:

		Fair Value
(In millions)	Location	September 30, 2022	December 31, 2021
Assets:
Foreign exchange contracts	Other current assets	$9.5	$4.1
Interest rate hedges	Other non-current assets	88.8	-
	Total assets	$98.3	$4.1
Liabilities:
Foreign exchange contracts	Other current liabilities	$10.9	$1.4
Commodity contracts	Other current liabilities	7.6	0.1
	Total liabilities	$18.5	$1.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the nine months ended September 30, 2022 and 2021 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$3,895.9	$85.4	$3.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(26.1)
Derivative designated as hedging instruments	-	-	21.6
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.3	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(4.2)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	2.5	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30, 2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$3,637.2	$63.2	$0.7
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(2.1)
Derivative designated as hedging instruments	-	-	(0.6)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.2	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.9	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	0.5	-

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the three months ended September 30, 2022 and 2021 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,310.2	$33.1	$2.1
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(17.2)
Derivative designated as hedging instruments	-	-	16.5
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.3	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(3.9)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	1.1	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2021
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,280.0	$20.6	$1.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(3.8)
Derivative designated as hedging instruments	-	-	3.1
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.9	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income		-	-
Interest rate contracts:	-
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	0.2	-

The cash flow hedges recognized in other comprehensive income were a net gain of $125.9 million and a net gain of $1.8 million in the nine months ended September 30, 2022 and 2021, respectively. The cash flow hedges recognized in other comprehensive income were a net gain of $126.4 million and a net gain of $2.4 million in the three months ended September 30, 2022 and 2021, respectively.

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

The carrying value and fair value of debt as of September 30, 2022 and December 31, 2021 were as follows:

(In millions)	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,672.6	$2,338.9	$1,789.8	$1,902.9
2022 Revolving Credit Agreement	100.0	100.0	520.0	520.0
Commercial paper borrowings	613.3	615.2	-	-
2021 Term Loan	-	-	400.0	400.0
Total debt	$3,385.9	$3,054.1	$2,709.8	$2,822.9

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of our 2022 Revolving Credit Agreement, Commercial paper borrowings and 2021 Term Loan is determined primarily using broker quotes, which are Level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows:

(In millions)	Fair Value
	September 30, 2022	December 31, 2021
Assets
Derivative financial instruments (Level 2)	$98.3	$4.1
Deferred compensation program assets (Level 2)	18.8	19.8
Total assets	$117.1	$23.9
Liabilities
Derivative financial instruments (Level 2)	$18.5	$1.5

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the nine and three months ended September 30, 2022 and 2021 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	2.9	1.4	(2.6)	1.7
Amounts reclassified from accumulated other comprehensive (loss) income	-	(1.8)	1.4	(0.4)
Net current-period other comprehensive (loss) income	2.9	(0.4)	(1.2)	1.3
Balance at September 30, 2021	$10.1	$3.8	$(67.7)	$(53.8)

Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	(70.5)	97.3	(1.6)	25.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3.1)	0.3	(2.8)
Net current-period other comprehensive (loss) income	(70.5)	94.2	(1.3)	22.4
Balance at September 30, 2022	$(67.2)	$97.1	$(32.1)	$(2.2)

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at June 30, 2021	$25.0	$3.3	$(66.7)	$(38.4)
Amounts classified into accumulated other comprehensive (loss) income	(14.9)	1.7	(2.4)	(15.6)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(1.2)	1.4	0.2
Net current-period other comprehensive (loss) income	(14.9)	0.5	(1.0)	(15.4)
Balance at September 30, 2021	$10.1	$3.8	$(67.7)	$(53.8)

Balance at June 30, 2022	$(12.8)	$71.5	$(30.9)	$27.8
Amounts classified into accumulated other comprehensive (loss) income	(54.4)	24.9	(1.5)	(31.0)
Amounts reclassified from accumulated other comprehensive (loss) income	-	0.7	0.3	1.0
Net current-period other comprehensive (loss) income	(54.4)	25.6	(1.2)	(30.0)
Balance at September 30, 2022	$(67.2)	$97.1	$(32.1)	$(2.2)

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the nine and three months ended September 30, 2022 and 2021 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	$4.3	$0.2	Cost of products sold
Commodity contracts	(4.2)	0.9	Cost of products sold
Interest rate contracts	2.5	0.5	Interest expense
	2.6	1.6	Total before tax
	0.5	0.2	Tax expense
	$3.1	$1.8	Net of tax
Defined benefit plan items
Recognition of actuarial losses	$(0.4)	$(1.1)	Other (income) expense, net
	(0.4)	(1.1)	Total before tax
	0.1	(0.3)	Tax expense
	$(0.3)	$(1.4)	Net of tax
Total reclassifications for the period	$2.8	$0.4	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss Three Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
	2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	$1.3	$0.9	Cost of products sold
Commodity contracts	(3.9)	-	Cost of products sold
Interest rate contracts	1.1	0.2	Interest expense
	(1.5)	1.1	Total before tax
	0.8	0.1	Tax expense
Total reclassifications for the period	$(0.7)	$1.2	Net of tax
Defined benefit plan items
Recognition of actuarial losses	$(0.4)	$(1.1)	Other (income) expense, net
	(0.4)	(1.1)	Total before tax
	0.1	(0.3)	Tax expense
	$(0.3)	$(1.4)	Net of tax
Total reclassifications for the period	$(1.0)	$(0.2)	Net of tax

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the nine and three months ended September 30, 2022 and 2021:

(In millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Wholesalers(a)	$2,874.4	$2,594.4	$987.6	$933.6
Home Center retailers(b)	1,787.5	1,642.0	580.6	524.9
Other retailers(c)	309.9	326.6	99.7	128.5
Builder direct	248.1	194.8	88.1	65.7
U.S. net sales	5,219.9	4,757.8	1,756.0	1,652.7
International(d)	862.1	935.6	297.7	333.6
Net sales	$6,082.0	$5,693.4	$2,053.7	$1,986.3

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
(d)
Represents sales in markets outside the United States, principally in Canada, China, Europe and Mexico.

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the nine and three months ended September 30, 2022 and 2021 were as follows:

(In millions)	Nine Months Ended September 30,		Three Months Ended September 30,
	Pension Benefits		Pension Benefits
	2022	2021	2022	2021
Service cost	$0.2	$0.3	$-	$0.1
Interest cost	19.1	18.0	6.4	6.0
Expected return on plan assets	(26.6)	(26.2)	(8.9)	(8.7)
Recognition of actuarial losses	0.4	1.1	0.4	1.1
Net periodic benefit income	$(6.9)	$(6.8)	$(2.1)	$(1.5)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Outdoors & Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

12. Income Taxes

The effective income tax rates for the nine and three months ended September 30 were 21.7% and 18.4% for 2022 and 22.0% and 24.4% for 2021, respectively.

The difference between the Company’s effective tax rate for the nine and three months ended September 30, 2022, and the U.S. statutory rate of 21.0% primarily relates to state income taxes (net of federal income tax benefit), the benefit for decreases in uncertain tax positions and tax expense related to the tax audit settlement.

In the third quarter of 2022, the Internal Revenue Service (“IRS”) completed its examination of the Company’s tax filings for 2017 and 2018. As a result of closing the IRS examination, the Company realized a net tax benefit related to the release of uncertain tax positions reduced by tax expenses to adjust accrued current and deferred income tax liabilities. As a result of the IRS audit, the Company is now recognizing deferred tax liability for full inclusion entities where the Company cannot assert permanent reinvestment.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the nine months ended September 30, 2022 and 2021, respectively.

(In millions)	Nine Months Ended September 30,
	2022	2021
Reserve balance at January 1,	$26.5	$24.5
Provision for warranties issued	35.1	26.5
Settlements made (in cash or in kind)	(32.1)	(25.5)
Acquisitions	1.1	0.3
Foreign translation adjustments	(0.5)	0.1
Reserve balance at September 30,	$30.1	$25.9

14. Information on Business Segments

Net sales and operating income for the nine and three months ended September 30, 2022 and 2021 by segment were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021	% Change vs. Prior Year
Net Sales
Water Innovations	$1,928.6	$2,057.6	(6.3)%
Outdoors & Security	1,662.4	1,525.4	9.0
Cabinets	2,491.0	2,110.4	18.0
Net sales	$6,082.0	$5,693.4	6.8%
Operating Income (Loss)
Water Innovations	$462.7	$483.3	(4.3)%
Outdoors & Security	223.3	211.7	5.5
Cabinets	243.3	214.2	13.6
Less: Corporate expenses	(110.6)	(79.3)	(39.5)
Operating income	$818.7	$829.9	(1.3)%

	Three Months Ended September 30,
(In millions)	2022	2021	% Change vs. Prior Year
Net Sales
Water Innovations	$635.1	$741.4	(14.3)%
Outdoors & Security	560.4	528.4	6.1
Cabinets	858.2	716.5	19.8
Net sales	$2,053.7	$1,986.3	3.4%
Operating Income (Loss)
Water Innovations	$152.7	$166.5	(8.3)%
Outdoors & Security	70.6	80.4	(12.2)
Cabinets	100.9	67.2	50.1
Less: Corporate expenses	(43.0)	(27.5)	(56.4)
Operating income	$281.2	$286.6	(1.9)%

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring and Other Charges

Pre-tax restructuring and other charges (gains) for the nine and three months ended September 30, 2022 and 2021 are shown below.

(In millions)	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water Innovations	$3.8	$0.7	$4.5	$-	$2.8	$2.8
Outdoors & Security	18.9	(6.1)	12.8	8.5	(0.4)	8.1
Cabinets	10.9	6.3	17.2	3.0	3.5	6.5
Corporate	(0.5)	-	(0.5)	-	-	-
Total	$33.1	$0.9	$34.0	$11.5	$5.9	$17.4

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the first nine months of 2022 are largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across all segments. Restructuring and other charges (gains) in the first nine months of 2021 were largely related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments.

(In millions)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water Innovations	$2.9	$-	$2.9	$-	$1.2	$1.2
Outdoors & Security	18.2	0.2	18.4	2.4	(0.4)	2.0
Cabinets	9.6	3.9	13.5	1.2	0.9	2.1
Corporate	(0.5)	-	(0.5)	-	-	-
Total	$30.2	$4.1	$34.3	$3.6	$1.7	$5.3

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the third quarter of 2022 are largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across all segments. Restructuring and other charges (gains) in the third quarter of 2021 were largely related to severance costs associated with headcount actions within our Outdoor & Security and Cabinets segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 31, 2021	2022 Provision	Cash Expenditures (a)	Balance at September 30, 2022
Workforce reduction costs	$4.7	$24.5	$(7.1)	$22.1
Other	1.0	8.6	(0.4)	9.2
Total	$5.7	$33.1	$(7.5)	$31.3

(a) Cash expenditures primarily relate to severance charges.

(In millions)	Balance at December 31, 2020	2021 Provision	Cash Expenditures (a)	Balance at September 30, 2021
Workforce reduction costs	$6.9	$9.6	$(11.2)	$5.3
Other	0.7	1.9	(1.5)	1.1
Total	$7.6	$11.5	$(12.7)	$6.4

(a) Cash expenditures primarily relate to severance charges.

FORTUNE BRANDS HOME & SECURITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share

The computations of earnings per common share for the nine and three months ended September 30, 2022 and 2021were as follows:

(In millions, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net income	$577.1	$597.1	$204.2	$202.1

Basic earnings per common share	$4.40	$4.32	$1.58	$1.47
Diluted earnings per common share	$4.37	$4.26	$1.57	$1.45

Basic average shares outstanding	131.0	138.3	129.3	137.8
Stock-based awards	1.0	1.9	0.8	1.9
Diluted average shares outstanding	132.0	140.2	130.1	139.7
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	1.2	0.3	1.6	0.4

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

Environmental

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine and three months ended September 30, 2022 and 2021. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding expectations for our business, operations, financial performance or financial condition in addition to statements regarding our general business strategies, market potential, the potential of our brands and other matters, expected capital spending, expected timing for completion of the Spin-Off, expected pension contributions, the anticipated impact of recently issued accounting standards on our financial statements, the anticipated impact of acquisitions, expectations for other strategic transactions and other matters that are not historical in nature, including the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to develop new products or processes and improve existing products and processes, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (vii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (viii) delays or outages in our information technology systems or computer networks, (ix) risks associated with doing business globally, including changes in trade-related tariffs and risks with uncertain trade environments, (x) risks associated with the disruption of operations, (xi) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xii) risks associated with entering into potential strategic acquisitions and joint ventures and related integration activities, (xiii) impairments in the carrying value of goodwill or other acquired intangible assets, (xiv) risk of increases in our defined benefit-related costs and funding requirements, (xv) the uncertainties relating to the impact of COVID-19 on the Company’s business, financial performance and operating results, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) changes in government and industry regulatory standards, (xx) future tax law changes or the interpretation of existing tax laws, (xxi) our ability to secure and protect our intellectual property rights, (xxii) potential liabilities and costs from claims and litigation, (xxiii) the potential costs and disruption to our business of implementing the Spin-Off, (xxiv) our ability to consummate the Spin-Off and achieve the expected benefits of the Spin-Off transaction, (xxv) the loss of synergies from operating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses and (xxvi) the potential that the combined value of the common stock of the two publicly-traded companies resulting from the Spin-Off does not equal or exceed the value that the Company’s common stock could have had if the Spin-Off had not occurred. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

On April 28, 2022, the Company announced that its Board of Directors authorized the Company to develop a plan to separate the Company into two independent, publicly-traded companies via a tax-free spin-off of the MasterBrand Cabinets, Inc. business into a separate standalone publicly-traded company (the “Spin-Off”). The Spin-Off is expected to be completed within twelve months from the announcement date, subject to a number of conditions including the approval by the Company’s Board of Directors and the effectiveness of a registration statement on Form 10 to be filed with the SEC.

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. The long-term outlook for our products remain favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, helps us to continue to achieve profitable organic growth.

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

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a substantial majority of the markets we serve consisting of repair and remodel spending. Continued growth in the U.S. market for our home products will largely depend on consumer confidence, employment, wage growth, home prices, stable mortgage rates and credit availability. Recent increases in inflation and mortgage rates have slowed the pace of single-family and existing home sales activity and new home construction and repair and remodel activities. However, we believe we are well positioned to manage what we expect to be a short-term slow-down in the housing market as we believe the fundamental drivers of the housing market remain intact.

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

In July 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa”), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. We believe the acquisition of Aqualisa will enable us to continue to leverage growing trends in water management and connected products. We financed the transaction with borrowings under our existing credit facility. The assets and liabilities of Aqualisa were included in the Company’s consolidated balance sheet as of September 30, 2022. Aqualisa's net sales, operating income and cash flows from the date of acquisition to September 30, 2022 were not material to the Company and are included in the Water Innovations segment.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, “Solar”), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of $61.6 million, net of cash acquired. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2022 Compared To Nine Months Ended September 30, 2021

	Net Sales
(In millions)	2022	2021	% Change vs. Prior Year
Water Innovations	$1,928.6	$2,057.6	(6.3)%
Outdoors & Security	1,662.4	1,525.4	9.0
Cabinets	2,491.0	2,110.4	18.0
Net sales	$6,082.0	$5,693.4	6.8%

	Operating Income (Loss)
	2022	2021	% Change vs. Prior Year
Water Innovations	$462.7	$483.3	(4.3)%
Outdoors & Security	223.3	211.7	5.5
Cabinets	243.3	214.2	13.6
Less: Corporate expenses	(110.6)	(79.3)	(39.5)
Operating income	$818.7	$829.9	(1.3)%

The following discussion of consolidated results of operations and segment results refers to the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $388.6 million, or 6.8% principally due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases across all our segments, the benefit from the Solar and Aqualisa acquisitions ($15.5 million combined). These benefits were partially offset by lower sales unit volume in our Water Innovations and Outdoors & Security segments due to the impact of inventory reductions by our distribution channel partners, lower sales demand in the US and Canada and slowing housing market activity in China and higher sales incentives, as well as unfavorable foreign exchange of approximately $24 million.

Cost of products sold

Cost of products sold increased by $258.7 million, or 7.1%, due to the impact of raw material cost increases and labor cost increases across all segments, the impact of acquisitions, as well as unfavorable inventory-related expense write-offs in our Outdoors & Security and Cabinets segments, partially offset by the benefit from productivity improvements across all segments, a gain on the sale of a previously closed manufacturing facility within our Outdoors & Security segment and the impact of Larson's acquisition related inventory fair value adjustment amortization of $3.3 million in 2021, which did not recur in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $93.1 million, or 8.0% due to higher transportation, headcount-related costs and costs related to the planned Spin-Off. These factors were partially offset by lower advertising and marketing costs.

Asset impairment charge

The asset impairment charge of $26.0 million in 2022 relates to an indefinite-lived tradename within our Cabinets segment. During the second quarter of 2022, production was shifted at a historical make-to-order plant to a stock product line, to enable what we expect to be a higher value purpose and growth opportunity. This production shift led to downward revisions to forecasted revenue growth rates associated with the tradename.

Restructuring charges

Restructuring charges of $33.1 million in the nine months ended September 30, 2022 are largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across all segments. Restructuring charges of $11.5 million in the nine months ended September 30, 2021 were largely related to severance costs associated with the relocation of manufacturing facilities within our Cabinets and Outdoors & Security segments.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income decreased by $11.2 million, or 1.3% primarily due to higher commodity, transportation and headcount-related costs, an asset impairment charge of $26.0 million, costs related to the planned Spin-Off, a continued shift to value-priced products in our Cabinets segment, and higher restructuring and sales rebate costs, as well as unfavorable foreign exchange of approximately $8 million. These factors were partially offset by the benefit from higher net sales, productivity improvements and lower advertising and marketing costs.

Interest expense

Interest expense increased by $22.2 million to $85.4 million due to higher average borrowings and higher average interest rates.

Other (income) expense, net

Other income, net, was $3.6 million in the nine months ended September 30, 2022, compared to other expense, net of $0.7 million in the nine months ended September 30, 2021. The increase in other income, net is primarily due to the absence of a non-cash loss of $4.5 million related to the 2021 remeasurement of our investment in Flo immediately prior to consolidation and an increase in interest income, partly offset by an increase foreign currency transaction losses.

Income taxes

The effective income tax rates for the nine months ended September 30, 2022 and 2021 were 21.7% and 22.0%, respectively. The effective income tax rate in 2022 was lower due primarily to tax benefits from uncertain tax positions reduced by tax expenses related to the tax audit settlement.

Net income

Net income was $577.1 million in the nine months ended September 30, 2022 compared to $597.1 million in the nine months ended September 30, 2021. The decrease was due to higher interest expense and lower operating income, partly offset by lower income tax expense and higher other income.

Results By Segment

Water Innovations

Net sales decreased by $129.0 million, or 6.3%, due to lower sales unit volume driven by inventory reductions by our distribution channel partners, lower sales demand in the US and Canada, slowing housing market activity in China and higher promotion and sales rebate costs, as well as unfavorable foreign exchange of approximately $14 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases, a sales increase in our U.S. e-commerce channel and the benefit from the Aqualisa acquisition ($7 million).

Operating income decreased by $20.6 million, or 4.3%, due to lower net sales, the impact of higher commodity and freight costs as well as unfavorable foreign exchange of approximately $7 million. These factors were partially offset by cost reductions, including employee-related and advertising and marketing costs.

Outdoors & Security

Net sales increased by $137.0 million, or 9.0%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and the benefit from the Solar acquisition ($8 million). These benefits were partially offset by lower sales unit volume due to the impact of inventory reductions by our distribution channel partners and lower sales demand in the US and Canada in our exterior doors, as well as unfavorable foreign exchange of approximately $7 million.

Operating income increased by $11.6 million, or 5.5%, due to the benefit from higher net sales, productivity improvements, an increase in wholesale doors products versus retail doors products and a gain of $6.2 million on the sale of a previously closed manufacturing facility. These benefits were partially offset by higher commodity, headcount-related and freight costs, higher restructuring costs and an unfavorable inventory-related expense write-off, as well as unfavorable foreign exchange of approximately $1 million.

Cabinets

Net sales increased by $380.6 million, or 18.0% due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases. These benefits were partially offset by unfavorable foreign exchange of approximately $3 million.

Operating income increased by $29.1 million, or 13.6%, due to the benefit from higher net sales and productivity improvements. These benefits were partially offset by increased commodity and freight costs, higher headcount-related costs, an asset impairment charge, higher restructuring costs, costs related to the planned Spin-Off and an unfavorable inventory-related expense write-off.

Corporate

Corporate expenses increased by $31.3 million, or 39.5% , due to costs related to the planned Spin-Off and higher consulting costs relating to our digital transformation initiatives.

Three Months Ended September 30, 2022 Compared To Three Months Ended September 30, 2021

	Net Sales
(In millions)	2022	2021	% Change vs. Prior Year
Water Innovations	$635.1	$741.4	(14.3)%
Outdoors & Security	560.4	528.4	6.1
Cabinets	858.2	716.5	19.8
Net sales	$2,053.7	$1,986.3	3.4%

	Operating Income (Loss)
	2022	2021	% Change vs. Prior Year
Water Innovations	$152.7	$166.5	(8.3)%
Outdoors & Security	70.6	80.4	(12.2)
Cabinets	100.9	67.2	50.1
Less: Corporate expenses	(43.0)	(27.5)	(56.4)
Operating income	$281.2	$286.6	(1.9)%

The following discussion of consolidated results of operations and segment results refers to the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $67.4 million, or 3.4% due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases across all our segments, the benefit from the Solar and Aqualisa acquisitions ($15.6 million combined). These benefits were partially offset by lower sales unit volume across all our segments due to inventory reductions by our distribution channel partners, lower sales demand in the US and Canada, slowing housing market activity in China and higher sales incentive costs, as well as unfavorable foreign exchange of approximately $14 million.

Cost of products sold

Cost of products sold increased by $30.2 million, or 2.4% due to the impact of raw material and labor cost increases, the impact of acquisitions and an unfavorable inventory-related expense write-off in our Outdoors & Security segment, partially offset by the benefit of productivity improvements across all segments.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $15.1 million, or 3.8%, due to costs related to the planned Spin-Off, higher transportation and headcount-related costs, partially offset by the benefit of lower advertising and marketing costs.

Restructuring charges

Restructuring charges of $30.2 million in the three months ended September 30, 2022 are largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across all segments. Restructuring charges of $3.6 million in the three months ended September 30, 2021 were largely related to severance costs associated with headcount actions within our Outdoor & Security and Cabinets segments.

Operating income

Operating income decreased by $5.4 million, or 1.9% primarily due to higher commodity costs, lower sales unit volume across all our segments due to inventory reductions by our distribution channel partners, lower sales demand in the US and Canada, slowing housing market activity in China, higher headcount-related, restructuring and transportation costs, costs related to the planned Spin-Off and an unfavorable inventory-related expense write-off in our Outdoors & Security segment, as well as unfavorable foreign exchange of approximately $5 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases, the benefit from productivity improvements and lower advertising and marketing costs.

Interest expense

Interest expense increased by $12.5 million to $33.1 million due to higher average borrowings and higher average interest rates.

Other income, net

Other income, net, was $2.1 million in the three months ended September 30, 2022 , compared to $1.3 million in the three months ended September 30, 2021. The increase in other income, net is primarily due to an increase in interest income.

Income taxes

The effective income tax rates for the three months ended September 30, 2022 and 2021 were 18.4% and 24.4%, respectively. The effective income tax rate in 2022 was lower due primarily to tax benefits from uncertain tax positions reduced by tax expenses related to the tax audit settlement.

Net income

Net income was $204.2 million in the three months ended September 30, 2022 compared to $202.1 million in the three months ended September 30, 2021. The increase was due to lower income tax expense and higher other income, these factors were partially offset by higher interest expense and lower operating income.

Results By Segment

Water Innovations

Net sales decreased by $106.3 million, or 14.3%, due to lower sales unit volume due to inventory reductions by our distribution channel partners, lower sales demand in the US and Canada, slowing housing market activity in China and higher promotion and sales rebate costs, as well as unfavorable foreign exchange of approximately $9 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases and the benefit from the Aqualisa acquisition ($7 million).

Operating income decreased by $13.8 million, or 8.3%, due to lower net sales and the impact of higher commodity, freight and restructuring costs, as well as unfavorable foreign exchange of approximately $5 million. These factors were partially offset by the benefit from favorable sales mix, productivity improvements and lower employee-related and advertising and marketing costs.

Outdoors & Security

Net sales increased by $32.0 million, or 6.1%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and the benefit from the Solar acquisition ($8 million). These benefits were partially offset by lower exterior door sales unit volume due to inventory reductions by our distribution channel partners and lower sales demand in the US and Canada, as well as unfavorable foreign exchange of approximately $4 million.

Operating income decreased by $9.8 million, or 12.2%, due to higher commodity costs, higher restructuring costs, an unfavorable inventory-related expense write-off and higher sales incentive, headcount-related and freight costs, as well as unfavorable foreign exchange of approximately $1 million. These factors were partially offset by the benefit from higher net sales, productivity improvements, an increase in wholesale doors products versus retail doors products and the benefit from the Solar acquisition ($1 million).

Cabinets

Net sales increased by $141.7 million, or 19.8%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases. These benefits were partially offset by lower sales unit volume due to inventory reductions by our distribution channel partners and lower sales demand in the US and Canada, as well as foreign exchange of approximately $1 million.

Operating income increased by $33.7 million, or 50.1%, due to higher net sales and productivity improvements. These benefits were partly offset by commodity cost inflation, higher headcount-related, freight and restructuring costs and costs related to the planned Spin-Off .

Corporate

Corporate expenses increased by $15.5 million, or 56.4%, due to costs related to the planned Spin-Off and higher consulting costs relating to our digital transformation initiatives.

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2021 entitled “Item 1A. Risk Factors” and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, repurchase shares of our common stock under our share repurchase program or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

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

At September 30, 2022 the Company had aggregate outstanding notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of September 30, 2022 and December 31, 2021:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 30, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$497.9	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	599.0	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	694.8	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.6	-
4.500% Senior Notes	450.0	March 2022	March 2052	435.3	-
Total Senior Notes	$2,700.0			$2,672.6	$1,789.8

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On September 30, 2022 and December 31, 2021, our outstanding borrowings under this facility and our previous revolving credit facility were $100.0 million and $520.0 million, respectively. This facility is included in Long-term debt in the condensed consolidated balance sheets. As of September 30, 2022 we were in compliance with all covenants under this facility.

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (the “2021 Term Loan”), for general corporate purposes, to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. Proceeds from the increased 2021 Term Loan were used to repay outstanding balances under our previous revolving credit facility. The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the 2022 Notes and other existing sources of liquidity.

Commercial Paper

In November 2021, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. On September 30, 2022 and December 31, 2021 our outstanding borrowings under the Commercial Paper Program were $613.3 million and zero, respectively.

Cash and Seasonality

On September 30, 2022, we had cash and cash equivalents of $345.3 million, of which $298.9 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year.

We believe that our current cash position, cash flow generated from operations, and amounts available under our revolving credit facility should be sufficient for our operating requirements and enable us to fund our capital expenditures, share repurchases, dividend payments, and any required long-term debt payments. The Company intends to repay or refinance the $600 million outstanding principal amount of 4.00% Senior Notes due September 2023 on or before the maturity date. In addition, we believe that we have the ability to obtain alternative sources of financing if required.

Share Repurchases and Dividends

In the first nine months of 2022, we repurchased 6.9 million shares of our outstanding common stock under the Company’s share repurchase program for $541.1 million. As of September 30, 2022, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $624 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the first nine months of 2022, we paid dividends in the amount of $109.8 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the nine months ended September 30, 2022 and 2021.

(In millions)	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$288.8	$430.8
Net cash used in investing activities	(381.0)	(106.1)
Net cash used in financing activities	(8.9)	(285.1)
Effect of foreign exchange rate changes on cash	(26.0)	1.0
Net (decrease) increase in cash and cash equivalents	$(127.1)	$40.6

Net cash provided by operating activities was $288.8 million in the nine months ended September 30, 2022, compared to net cash provided by operating activities of $430.8 million in the nine months ended September 30, 2021. The decrease in cash provided of $142 was primarily due to an increase in our inventory investments to mitigate the impact of an uncertain and volatile global supply chain environment, a decrease in accounts payable driven by reduced net sales growth in the third quarter of 2022, a decrease in accrued taxes, partially offset by lower increases in accounts receivable in the third quarter of 2022.

Net cash used in investing activities was $381.0 million in the nine months ended September 30, 2022, compared to net cash used in investing activities of $106.1 million in the nine months ended September 30, 2021. The increase in cash used of $274.9 million reflects our acquisitions ($214.0 million), and a planned increase in capital expenditures, partly offset by proceeds from the sale of previously closed manufacturing facilities.

Net cash used in financing activities was $8.9 million in the nine months ended September 30, 2022, compared to cash used in financing activities of $285.1 million in the nine months ended September 30, 2021. The decrease in cash used of $276.2 million was primarily due to higher net borrowings in 2022 compared to 2021 ($624.4 million increase), partly offset by higher share repurchases in 2022 compared to 2021, a decrease in the proceeds from the exercise of stock options and the final payment for the remaining equity interest in Flo ($16.7 million).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2021, the fair value of our total pension plan assets was $816.0 million, representing 92% of the accumulated benefit obligation liability. During the nine months ended September 30, 2022, we made pension contributions of approximately $10.0 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is in the process of reviewing the internal control structures of Aqualisa and Solar and if necessary, will make appropriate changes as we incorporate our controls and procedure into this recently acquired business.

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

(b)
Environmental.

Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Fortune Brands during the nine and three months ended September 30, 2022 and 2021. We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of environmental remediation exposures.

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 in the section entitled “Risk Factors” and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended September 30, 2022:

Issuer Purchases of Equity Securities

Three Months Ended September 30, 2022	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 1 – July 31	—	$—	—	$659,669,166
August 1 – August 31	—	—	—	659,669,166
September 1 – September 30	647,720	55.7	647,720	623,568,876
Total	647,720	$55.7	647,720
(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
March 2, 2022	March 2, 2022	$750,000,000	March 2, 2024

Item 6. EXHIBITS

3(i)

Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc. is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012.

3(ii)

Amended and Restated Bylaws of Fortune Brands Home & Security, Inc., effective September 29, 2022, are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022.

10.1

$1,250,000,000 Third Amended and Restated Credit Agreement, dated as of August 2, 2022, among Fortune Brands Home & Security, Inc., the lenders party thereto, Bank of America N.A., as syndication agent and JPMorgan Chase Bank, N.A. as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2022.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS HOME & SECURITY, INC.
(Registrant)

Date: October 27, 2022	/s/ Patrick D. Hallinan
Patrick D. Hallinan
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)