Form 10-K
period 2022-12-31
Fortune Brands Innovations, Inc.
filed 2023-02-28
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 1-35166

Fortune Brands Innovations, Inc.

(Exact name of registrant as specified in its charter)

Delaware	62-1411546
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

520 Lake Cook Road, Deerfield, IL 60015-5611

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBIN	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previouslyi ssued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 30, 2022 (the last day of the registrant’s most recent second quarter) was $6,596,443,912. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 10, 2023, was 128,272,026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 16, 2023 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2023 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1. Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition, in addition to statements regarding our general business strategies, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected impact of acquisitions, dispositions and other strategic transactions including the expected benefits and costs of the spin-off of MasterBrand, Inc. and the tax-free nature of the spin-off transaction, the anticipated effects of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, plans, estimates, assumptions and projections of our management about our industry, business and future financial results available at the time this report is filed with the Securities and Exchange Commission (the “SEC”). Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to those listed in the section below entitled “Risk Factors.” We undertake no obligation to, and expressly disclaim any such obligation to, update, amend, clarify or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Innovations, Inc. (formerly known as Fortune Brands Home & Security, Inc.) and its consolidated subsidiaries.

Our Company

We are a leading home, security and commercial building products company that competes in attractive long-term growth markets in our product categories. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers, showrooms, e-commerce and other retail outlets.

Historically, Fortune Brands operated a Cabinets business segment that manufactured and sold cabinets and vanities for the kitchen, bath and other parts of the home. On December 14, 2022, the Company completed the separation of its Cabinets business, MasterBrand, Inc. ("MasterBrand"), via a tax-free spin-off transaction (the "Separation"). The Separation created two independent, publicly traded companies. Immediately following completion of the Separation, the Company changed its name from "Fortune Brands Home & Security, Inc." to "Fortune Brands Innovations, Inc." and its stock ticker symbol changed from "FBHS" to "FBIN" to better reflect its focus on activities core to brands and innovation. As a result of the Separation, our former Cabinets segment was disposed of, and the operating results of the Cabinets business are reported as discontinued operations for all periods presented within this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 for additional information.

In addition, during 2022, the Company underwent a reorganization and shifted from a decentralized structure with separate businesses to a more aligned operating model that prioritizes activities that are core to brand, innovation, and channel and placed our global supply chain resources under one leadership team to fully leverage the scale and execution excellence of our total business. We believe that the newly aligned structure will allow the Company to better drive accelerated growth and productivity.

Our Strategy

Building on leading business and brand positions in attractive growth and return categories. We have leading brands with what we believe to be sustainable competitive advantages in many of our product categories, which we sell primarily in North America and China. We believe that established brands are meaningful to both consumers and trade customers in their respective categories and that we have the opportunity to, among other things, gain share in the marketplace and continue to strengthen many of our brands through cross-branding, expanding into adjacent product categories, and expanding in international and e-commerce markets. For example, we are continuing to align our Water Innovations, Outdoors and Security products with long-term secular trends within connected products, outdoor living, sustainability, water management, material conversion, and safety and wellness. We are committed to continuing to invest in our capacity and supply chain through strategic sourcing, automation, machine learning, artificial intelligence, data-driven insights and processes, and leveraging our global scale to strengthen our business and continue to meet demand for our products.

Developing innovative products and processes for customers and consumers. We have a long track record of successful product and process innovations that introduce valued new products to our customers and consumers, including products that save water, utilize recycled materials, conserve energy and protect people. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets, including in the digital space and connected products.

Building an aligned organization using the Fortune Brands Advantage to drive results. While our business segments are focused on distinct product categories and are responsible for their own performance, the Fortune Brands Advantage is an operating model consisting of a set of unifying capabilities that we believe are critical to our strategic growth across all of our businesses. The Fortune Brands Advantage currently consists of four critical pillars:

•
Category Management - Partnering with our channel partners to drive optimal performance and best serve our consumers through actionable category insights.
•
Business Simplification - Simplifying workstreams to be even more efficient. As part of the Company’s reorganization and shift to a more aligned operating model under one leadership team, we expect to further prioritize activities that are core to brand, innovation, and channel.
•
Global Supply Chain Excellence - Leveraging our robust, global supply chain to strategically drive scale efficiencies with cutting-edge capabilities.
•
Digital Transformation - Supporting our products of the future with best-in-class services, technology, data and analytics and using data science to unlock valuable consumer and business insights. We are advancing our digital strategy to fuel growth and aim to become a digital leader in our industry. We continue to invest in our digital capabilities to leverage our scale across technology, data and talent to further drive sustainable productivity and efficiency, enhance employee development, satisfaction and retention, and accelerate and sustain growth in e-commerce and connected products, sourcing and data science. This includes integrating our digital organization to improve speed to market and further develop a culture that fosters innovation, collaboration and value creation, and developing products supported by service technology, data and analytics.

We continue to grow our competencies in these areas, allowing each of our businesses to take advantage of available opportunities for revenue growth and margin improvement, no matter the market environment.

Driving value through talent. The Company has built a diverse and talented leadership team that is well positioned to execute on our transformation to a more aligned operating model. We believe that investing in our employees is a critical component of our business strategy. We endeavor to do this through talent acquisition, development, succession planning and fostering a diverse and inclusive workforce.

Enhancing returns and deploying our cash flow to high-return opportunities. We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and return cash to stockholders through a combination of dividends and repurchases of our common stock.

We believe that advancing environmental, social and governance (“ESG”) initiatives and conducting business ethically is an important factor in allowing us to attract and retain the best talent. We continue to look for ways to improve our ESG programs and practices by focusing on ways to improve water conservation, waste reduction, and carbon and climate impact, keep our employees safe, and create a culture where all employees are treated with dignity and respect.

Business Segments

Following the Separation, we have two business segments: Water Innovations (previously referred to as Plumbing) and Outdoors & Security.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 20% of 2022 net sales were to international markets, and sales to two of the Company’s customers, Lowe’s Companies, Inc. (“Lowe’s”) and The Home Depot, Inc. (“The Home Depot”), accounted for 12.0% and 11.7% of the Company’s net sales, respectively, in 2022. Sales to all U.S. home centers in the aggregate were approximately 27% of net sales in 2022. In 2022, sales to our top ten customers represented approximately one-half of total sales.

Water Innovations. Our Water Innovations segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa and Shaws brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Europe, Mexico, Southeast Asia and South America. Approximately 29% of 2022 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturer's representatives, primarily to wholesalers, home centers and mass merchandisers. This segment is increasingly investing in digital trends and “smart” home capabilities. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 22% of net sales of the Water Innovations segment in 2022. This segment’s chief competitors include Masco, Kohler, LIXIL Group, InSinkErator (owned by Whirlpool Corporation), Huida, Hgill, and Jomoo and imported private-label brands.

Outdoors & Security. Our Outdoors & Security segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand, storm, screen and security doors under the Larson brand, composite decking, railing and cladding under the Fiberon brand, and urethane millwork under the Fypon brand. It also manufactures, sources and distributes locks, safety and security devices, and electronic security products under the Master Lock and American Lock brands and fire-resistant safes, security containers and commercial cabinets under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America and Australia. Approximately 10% of 2022 net sales were to international markets. This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, industrial distributors and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In addition, it sells lock systems and fire-resistant safes to locksmiths, industrial and institutional users, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 26% of net sales of the Outdoors & Security segment in 2022.

Therma-Tru, Larson, Fiberon and Fypon brands compete with Masonite, JELD-WEN, Andersen, Trex, Azek, Plastpro, Pella, and various regional and local suppliers. The Master Lock brand competes with Abus, W.H. Brady, Hampton, Allegion, Assa Abloy and various imports. The SentrySafe brand competes with Magnum, Fortress and Interlocks.

Other Information

Raw materials. The table below indicates the principal raw materials used by each of our segments. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products.

Segment	Raw Materials
Water Innovations	Brass, zinc, resins, stainless steel and aluminum
Outdoors & Security	Wood, aluminum, steel, plastics, resins, glass, vinyl and insulating foam

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

Human capital resources. As of December 31, 2022, Fortune Brands had more than 11,200 full-time and part-time employees worldwide (excluding contract workers). Approximately 59% of our workforce is composed of hourly production and distribution associates and the remaining population is composed of associates in an office role. Approximately 3% of employees in the U.S. work under collective bargaining agreements. Below is a summary of the number of employees by segment and role:

Segment	Production and Distribution	Office	Total
Water Innovations	1,724	2,123	3,847
Outdoors & Security	4,915	2,310	7,225
Corporate	—	164	164

We believe our associates are the key to our success. We invest in our teams and develop our associates to become the next generation of leaders to fuel innovation and drive Company growth. The Company also endeavors to create a home for all that keeps our employees safe, treats them with dignity and respect, and fosters a culture of performance. We also endeavor to create a culture where doing the right thing is embedded in the way we conduct business. Fortune Brands does this through the programs summarized below, and the objectives and related risks of each is overseen by our Board of Directors or its committees.

Health and Safety

Safety is a critical element to Fortune Brands’ growth strategy, integral to Company culture and one of our core values. This is reflected in our goal of zero safety incidents and through our efforts to create an injury-free workplace. Our Employee Safety & Environmental Stewardship Principles set standards for how we maintain a safe work environment and guides our business operations. The Company also has an Environmental, Health & Safety Leadership council composed of representatives from across the Company’s businesses that share best practices and is responsible for driving environmental, health and safety strategy. This helps drive our best-in-class programs designed to reinforce positive behaviors, to empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and to mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk. Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees. Two of our primary safety measures are the Total Recordable Incidence Rate ("TRIR") and Lost Time Rate ("LTR"). For the year ended December 31, 2022, our TRIR was 1.16, compared to 1.65 for the year ended December 31, 2021, and our LTR was 0.45, compared to 0.66 for the year ended December 31, 2021. The year-over-year decrease in these numbers is reflective of the focus on improving newly acquired businesses.

Attracting and Retaining Superior Talent

Fortune Brands is committed to investing in the physical, emotional and financial well-being of our employees and we believe that this is a critical component of our business strategy. To attract and retain superior talent at all levels of the Company, our total rewards are designed to be market competitive, align employee incentives with Company performance and support our employees across many aspects of their lives. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and employee performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits including medical, dental and vision coverage, health savings and spending accounts, and employee assistance services. In 2022, we took steps to enhance our benefit plans to further enhance inclusivity by providing enhanced parental support benefits for our U.S. associates, including fertility benefits and specialized support from adoption and surrogacy assistance to pregnancy and post-partum. Many of our businesses also offer paid parental leave.

Creating a Culture of Diversity, Equity and Inclusion (“DEI”)

We continue to take measured actions that create an inclusive culture and diverse workforce, that increase representation and engagement of underrepresented associates and that are reflective of our consumers and communities. We believe that attracting and retaining talented and diverse employees will enable us to be more innovative and responsive to consumer needs and deliver strong performance and growth.

Fortune Brands has a comprehensive diversity, equity and inclusion strategy to increase representation of underrepresented associates. The Company is committed to increasing representation of professionals of color and women through new hires and promotions, ensuring an inclusive culture by reducing the barriers to inclusion through our policies, programs, business practices and education and by demonstrating support for racial equality in our communities through outreach and investment. As of December 31, 2022, Fortune Brands’ workforce is composed of 40% women. Approximately 25% of hourly production and distribution employees are people of color and 10% of employees in an office role are people of color. All people leaders were included in our unconscious bias learning program over the past two years, and bi-annual engagement survey fosters our employee listening strategy, providing routine feedback and meaningful action to drive improvement in our culture and DEI awareness.

The Company also continued to expand its employee resource groups and diverse partnerships during 2022. We now have a dedicated employee resource group for our Women, Black, Hispanic, LGBTQ, Military, and Parents and Caregivers employees that are focused on activating and educating leaders and accelerating an inclusive culture. Our partnerships with Network of Executive Women (Next Up), Plexus and The Historic Alliance for Career Advancement (HACE) support our employee resource groups and talent acquisition teams. These actions supplement the Company’s (i) inclusive culture councils, which are responsible for setting priorities and initiatives that support an inclusive work environment, and (ii) employee resource groups that support DEI initiatives and provide networking and professional development opportunities.

Talent Development and Succession

We aim to inspire and equip our associates to be successful in their current roles within the organization and help them to develop the skills to build on opportunities to grow their career. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles, while attracting new talent and capabilities in support of continuous improvement in all we do. Fortune Brands uses performance management programs to support a high-performance culture, strengthening our employee engagement and helping to retain our top talent. The Company provides associates with relevant skills training and provides leadership training for production and distribution associates in a supervisory role and for mid-level office associates. The Company also makes a significant investment in assessing our talent against the jobs both in the near term and the future and ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

Succession planning for critical roles is an important part of our talent program. Succession and development plans are created and monitored to ensure progress is made along established timelines.

Seasonality. All of our operating segments traditionally experience lower sales in the first quarter of the year when new home construction, repair and remodel activity, and security buying are at their lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental matters. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other potentially responsible parties under Superfund or similar state laws or from insurance, will not have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Available Information. The Company’s website address is www.FBIN.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. Reports filed with the SEC are also made available on its website at www.sec.gov.

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

Industry Risks

Our business primarily relies on North American and Chinese home improvement, repair and remodel, and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, unfavorable interest rates or other business conditions could adversely affect our results of operations, cash flows and financial condition.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America and China. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease home ownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations. Due to heightened inflation and increases in interest rates during 2022, the pace of single-family and existing home sales activity and new home construction and repair and remodel activities has slowed, which adversely impacted our results, and it is uncertain when such activities will recover.

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

We may not successfully execute on our strategic plans, and our strategies may not prove effective in the face of business competition or yield the intended results.

The success of our business and business strategies depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. We may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products or processes more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

In connection with the Separation, we shifted from a decentralized structure with separate businesses to a more aligned operating model that prioritizes activities that are core to brand, innovation, and channel, among other changes. Although we believe that this transition allows us to fully leverage the scale and execution excellence of our total business, such transitions can be inherently difficult to manage, and may result in a diversion of management’s focus and attention from other aspects of our business. In addition, our new operating model may not yield the intended results, and may have unexpected consequences, which could negatively affect our business and results of operations and make it more difficult for us to execute on our strategic plans.

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

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Supply chain disruptions could continue to impact our ability to timely source necessary components and inputs. Import tariffs could potentially lead to increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

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

We buy raw materials that contain commodities such as wood, petroleum-based products such as resins, brass, zinc, steel, aluminum and glass. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile global supply chain environment, as well as sustained increased rates of inflation, rising interest rates, unfavorable fluctuations in foreign exchange rates and ongoing tariffs, all of which have increased our costs. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the commodity exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

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

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Asia, Canada, Europe, Mexico and Africa. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including war, civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by higher manufacturing costs and international trade regulations, including duties, tariffs and antidumping penalties. Risks inherent to international operations include: potentially adverse tax laws; unfavorable changes or uncertainty relating to trade agreements or importation duties; uncertainty regarding clearance and enforcement of intellectual property rights; risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws; mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics that could result in longer lead times, economic policies or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes.

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

We purchase raw materials to be used in manufacturing our products and also rely on third-party manufacturers to produce certain of the finished goods we sell. We often do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances, we maintain single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent us from manufacturing or obtaining the finished goods necessary to meet customer demand. If we are unable to meet customer demand, there could be an adverse effect on our results of operations, cash flows and financial condition.

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

The COVID-19 pandemic has had an impact on many aspects of the Company’s business and operations and may continue to impact the Company in the future, including impacting our ability to efficiently operate our facilities across the globe, the ability of our suppliers to supply and manufacture key inputs, availability and cost of transportation and logistics, customer behaviors, our employees, the distributors, dealers and retailers who sell our products, and the market generally. Our business could be negatively impacted over the longer term if the disruptions related to COVID-19 decrease consumer confidence and housing investments, or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products. The COVID-19 pandemic may also exacerbate certain of the other risks described in this “Risk Factors” section.

The COVID-19 pandemic has also resulted in and may continue to result in operational challenges in the manufacturing of our products and the operation of the related domestic and international supply chains supporting our ability to manufacture our products and distribute them through our channels. Restrictions on or disruptions of transportation or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, have in the past and could in the future increase our raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to manufacture and distribute products to meet customer demand or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Low unemployment rates in the U.S., rising wages, competition for qualified talent and attracting and retaining personnel in remote locations could result in the failure to attract, motivate and retain personnel. This has resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations, and we may continue to face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations, cash flows and financial condition.

Climate change and related legislative and regulatory initiatives could adversely affect our business and results of operations.

Concerns over the long-term effects of climate change have led to, and we expect will continue to lead to, governmental efforts around the world to mitigate those effects. The Company will need to respond to any new laws and regulations as well as to consumer, investor and business preferences resulting from climate change concerns, which may increase our operational complexity and result in costs to us in order to comply with any new laws, regulations or preferences. Further, the effects of climate change may negatively impact international, regional and local economic activity, which may lower demand for our products or disrupt our manufacturing or distribution operations. Overall, climate change, its effects and the resulting, unknown impact on government regulation, consumer, investor and business preferences could have a long-term material adverse effect on our business and results of operations.

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

In addition, developing and acting on ESG initiatives, including collecting, measuring and reporting related data, can be costly, difficult and time consuming. Significant expenditures and commitment of time by management, employees and outside advisors is involved in developing, implementing and overseeing policies, practices and internal controls related to ESG risk and performance, and we may undertake additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. Such costs may have an adverse impact our business and results of operations.

We also may face potential governmental enforcement actions or private litigation challenging our ESG and sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them, which may increase our costs of compliance.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations and policies pertaining to trade agreements, health and safety (including protection of employees as well as consumers), taxes and environment (including those specific to climate change and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions may result in customers transitioning to available competitive products; loss of market share; negative publicity; reputational damage; loss of customer confidence; or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate, the resolution of unrecognized tax benefits and cash tax payments.

Our businesses are subject to taxation in the U.S., as well as internationally, including income tax, value-added tax and property tax. Our total tax expense could be affected by changes in tax rates in the jurisdictions in which our businesses are subject to taxation, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or the interpretation of such laws by tax authorities which may have a material impact on our financial results. In addition, we are routinely audited by tax authorities in many jurisdictions. Although we believe we record and accrue tax estimates that are reasonable and appropriate, these estimates are based on assumptions and require the exercise of significant judgment, and there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement.

Our inability to secure and protect our intellectual property rights could negatively impact revenues and brand reputation.

We have many patents, trademarks, brand names, trade names and trade secrets that, in the aggregate, are important to our business. Unauthorized use of these intellectual property rights or other loss of our intellectual property competitive position may not only erode sales of our products but also cause us to incur substantial significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our brands and trademark rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third-party intellectual property rights will ensure the Company’s ability to manufacture, distribute, market or sell in any given country or territory. Furthermore, others may assert intellectual property infringement claims against us or our customers which may require us to incur significant expense to defend such litigation or indemnify our customers.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, product recalls, personal injury claims, construction defects and home warranty claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters, and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our results of operations, cash flows and financial condition.

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

Risks Related to the Separation of MasterBrand

The Separation may not achieve some or all of the benefits anticipated, and, following the Separation, our stock price may underperform relative to our expectations.

By completing the Separation of MasterBrand, the Company created two independent, publicly traded companies with the resources to enhance the long-term growth and return prospects and offer substantially greater long-term value to the stockholders, customers and employees of each company. Although we believe that the Separation will provide financial, operational and other benefits to us and our stockholders, it may not provide such results on the scope or scale that we anticipate, and we may not realize the full strategic and financial benefits we expect. Failure to achieve these benefits could adversely impact our results of operations, cash flows, financial condition and stock price. We are now a smaller and less diversified business than before the Separation, and accordingly certain business and operational risks may be amplified by the Separation.

In connection with the Separation, the Company and MasterBrand have agreed to indemnify each other for certain liabilities. If we are required to indemnify MasterBrand, our financial results could be negatively impacted. Further, MasterBrand’s indemnities may not be sufficient to hold the Company harmless from the full amount of liabilities for which MasterBrand has been allocated responsibility, and MasterBrand may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation and Distribution Agreement and certain other agreements between the Company and MasterBrand related to the Separation, each party has agreed to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that MasterBrand is required to provide to us are not subject to any cap and may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that MasterBrand has agreed to retain. Any amounts that we may be required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from MasterBrand for our benefit may not be sufficient to protect us against the full amount of such liabilities, and MasterBrand may not be able to fully satisfy its indemnification obligations.

Moreover, even if we ultimately succeed in recovering from MasterBrand any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our results of operations, cash flows and financial condition.

If the Separation, together with certain related transactions, were to fail to qualify as tax-free for U.S. federal income tax purposes, then we and our stockholders could be subject to significant tax liability or tax indemnity obligations.

We received a private letter ruling from the Internal Revenue Service (the “IRS” and the “IRS Ruling”) and an opinion from Sidley Austin LLP (the “Sidley Opinion”), together, substantially to the effect that the spin-off and the Separation of MatserBrand will qualify as tax-free for U.S. federal income tax purposes under Section 355 of the U.S. Internal Revenue Code of 1986 (except for any stockholders that received cash in lieu of fractional shares of common stock).

Although a private letter ruling from the IRS is generally binding on the IRS, the IRS Ruling relied on certain facts, assumptions and representations from us and MasterBrand, including representations regarding the past and future conduct of our respective businesses. Moreover, the IRS Ruling is not a comprehensive ruling regarding all aspects of the U.S. federal income tax consequences of the Separation. The Sidley Opinion also relied on certain facts, assumptions and representations, as described therein, as well as the continued validity of the IRS Ruling. The Sidley Opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with such opinion.

Notwithstanding the IRS Ruling and the Sidley Opinion, the IRS could determine that the Separation should be treated as taxable if it determines that any of these facts, assumptions, or representations is not correct or has been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS Ruling, or for other reasons, including as a result of a significant change in stock or asset ownership after the Separation. If the Separation ultimately is determined to be taxable, the Separation could be treated as a taxable dividend or capital gain to our stockholders for U.S. federal income tax purposes. In addition, the Company could recognize gains in an amount equal to the excess of the fair market value of the MasterBrand common stock distributed to Fortune Brands' stockholders on the date of the Separation over Fortune Brands’ tax basis in such MasterBrand common stock. Furthermore, Fortune Brands could incur significant tax indemnification obligations under the Tax Allocation Agreement related to the Separation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Deerfield, Illinois. We operate 15 U.S. manufacturing facilities in 8 states and have 14 manufacturing facilities in international locations (4 in Mexico, 4 in Europe, 4 in Africa, 1 in Asia and 1 in Canada). In addition, we have 52 distribution centers and warehouses worldwide, of which 41 are leased. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Water Innovations	7	5	12	7	23	30
Outdoors & Security	14	3	17	4	18	22
Totals	21	8	29	11	41	52

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses.

Item 3. Legal Proceedings.

The Company is a defendant in lawsuits that are ordinary, routine litigation matters incidental to its businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our current Executive Officers

As of the date of this filing, our executive officers are:

Name	Age	Position
Nicholas I. Fink	48	Chief Executive Officer
Patrick D. Hallinan	55	Executive Vice President & Chief Financial Officer*
Cheri M. Phyfer	51	Executive Vice President and Group President
Hiranda S. Donoghue	44	Executive Vice President, Chief Legal Officer & Corporate Secretary
Sheri R. Grissom	58	Executive Vice President, Chief Human Resources and Transformation Officer
John D. Lee	50	Executive Vice President, Chief Strategy and Growth Officer
Ron Wilson	57	Executive Vice President and Chief Supply Chain Officer
Dan Luburic	51	Vice President and Corporate Controller

Nicholas I. Fink has served as Chief Executive Officer since January 2020. From March 2019 to January 2020, Mr. Fink served as President and Chief Operating Officer of Fortune Brands. From July 2016 to March 2019, Mr. Fink served as President of the Company’s Water Innovations business.

Patrick D. Hallinan has served as Executive Vice President & Chief Financial Officer of Fortune Brands since July 2017. From January 2017 to July 2017, Mr. Hallinan served as Senior Vice President of Finance of Fortune Brands.

Cheri M. Phyfer has served as Executive Vice President and Group President of Fortune Brands since September 2022. From March 2019 to September 2022, Ms. Phyfer served as President of the Company's Water Innovations segment. Ms. Phyfer served as President of Moen’s U.S. business from February 2018 to March 2019. Prior to that, Ms. Phyfer held various positions at the Sherwin-Williams Company, a manufacturer of paint and coatings products, including President of the Consumer Brands Group in 2017 and President & General Manager – Diversified Brands from 2013 to 2017.

Hiranda S. Donoghue has served as Executive Vice President, Chief Legal Officer & Corporate Secretary of Fortune Brands since December 2021. Ms. Donoghue served as Vice President & Deputy General Counsel of Baxter International Inc., a healthcare company, from November 2018 to December 2021. Prior to that, Ms. Donoghue held various positions as a legal advisor at Walgreen Co., from October 2007 to November 2018, including most recently as Vice President, Corporate and M&A Legal from October 2017 to November 2018.

Sheri R. Grissom has served as Executive Vice President, Chief Human Resources and Transformation Officer of Fortune Brands since February 2015.

John D. Lee has served as Executive Vice President, Chief Strategy and Growth Officer of Fortune Brands since January 2020. Mr. Lee served as Senior Vice President, Global Growth & Development of the Water Innovations segment from July 2016 to January 2020.

Ron Wilson has served as Executive Vice President and Chief Supply Chain Officer of Fortune Brands since September 2022. Mr. Wilson joined Fortune Brands as Senior Vice President of Global Operations of the Company’s Water Innovations segment from November 2019 to September 2022. Prior to that, Mr. Wilson served as Vice President of Operations for ABB, an electrification and automation technology company, from June 2018 to April 2019 and as Vice President of Operations for the Industrial Solutions business of General Electric, an industrial technology company, from January to June 2018.

Dan Luburic has served as Vice President and Corporate Controller of Fortune Brands since October 2011.

*As previously announced, Mr. Patrick D. Hallinan notified the Company of his intention to resign as Executive Vice President and Chief Financial Officer of the Company and Mr. David V. Barry has been appointed by the Board of Directors to succeed Mr. Hallinan, each effective on March 2, 2023.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange under the ticker symbol “FBIN”. On December 15, 2022, our ticker symbol was changed from FBHS to FBIN.

In December 2022, our Board of Directors announced a quarterly cash dividend of $0.23 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

The source of our unconsolidated revenues and funds is dividends and other payments from our subsidiary businesses. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

On February 10, 2023, there were 7,691 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the three months ended December 31, 2022:

Three Months Ended December 31, 2022	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 31	689,000	$56.54	689,000	$584,610,783
November 1 – November 30	—	—	—	584,610,783
December 1 – December 31	—	—	—	584,610,783
Total	689,000	$56.54	689,000

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
March 2, 2022	March 2, 2022	$750,000,000	March 2, 2024

Stock Performance

FORTUNE BRANDS INNOVATIONS
STOCK PRICE PERFORMANCE
(With Dividend Reinvestment)

$300
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
FBIN
S&P 500
S&P 400
Peer Index
S&P Con Dur & App

The above graph compares the relative performance of our common stock, the S&P 500 Index, the S&P MidCap 400 Index, our Peer Group and the S&P MidCap 400 Consumer Durables Index. This graph covers the period from December 31, 2017 through December 31, 2022. This graph assumes $100 was invested in the stock or the index on December 31, 2017 and also assumes the reinvestment of dividends. As a result of the Separation, we are no longer considered a component of the S&P 500 Index as of December 31, 2022 and will no longer provide a comparison to that index in future years. We will also no longer provide a comparison to our selected peer group index, as we believe that this group is no longer representative of our peers following the Separation. We have selected the S&P MidCap 400 Index and S&P MidCap 400 Consumer Durables Index for comparison going forward due to the similarities of the companies in those indexes with respect to our market capitalization and line of business, respectively. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Peer Group Index. The 2022 peer group is composed of the following publicly traded companies corresponding to the Company’s core businesses:

Armstrong World Industries Inc., Fastenal Co., American Woodmark, Masonite, Leggett & Platt Inc., Lennox International Inc, Masco Corp, Mohawk Industries, Inc., Newell Brands, Sherwin-Williams Co., and Stanley Black & Decker, Inc.

Calculation of Peer Group Index

The weighted-average total return of the entire peer group, for the period of December 31, 2017 through December 31, 2022, is calculated in the following manner:

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
•
Results of Operations: This section provides an analysis of our results of operations for the years ended December 31, 2022, 2021 and 2020.
•
Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for each of the three years ended December 31, 2022, 2021 and 2020. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2022, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview

The Company is a leader in home, security and commercial building products focused on the design, manufacture and sale of market-leading branded products in the following categories: plumbing and accessories, entry door and storm door systems, security products, and outdoor performance materials used in decking and railing products.

For the year ended December 31, 2022, net sales based on country of destination were:

(In millions)
United States	$3,763.6	80%
China	363.9	8
Canada	368.2	8
Other international	227.3	4
Total	$4,723.0	100%

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. The long-term outlook for our products remain favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, has helped us to continue to achieve profitable organic growth.

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

During the three years ended December 31, 2022, our net sales grew at a compounded annual rate of 11.8% as we benefited from a growing U.S. home products market, acquisitions and growth in international markets. Operating income grew at a compounded annual rate of 14.2% with consolidated operating margins between 15% and 17% from 2020 to 2022. Growth in operating income was primarily due to higher sales volume, changes to our portfolio of businesses, control over our operating expenses and the benefits of manufacturing productivity programs.

During 2022, the U.S. home products market grew due to increases in repair and remodel and new home construction activity. We believe spending for home repair and remodeling increased approximately 4% and new housing construction experienced approximately 3% growth in 2022 compared to 2021. In 2022, net sales declined 1.6% due to slowing housing market activity in China, lower sales unit volume in both of our segments due to the impact of inventory reductions by our distribution channel partners, lower sales demand in the U.S. and Canada and higher sales incentives, as well as unfavorable foreign exchange of approximately $41 million. These factors were partially offset by price increases to help mitigate the impact of cumulative commodity and transportation cost increases in both of our segments and the benefit from the Solar and Aqualisa acquisitions ($50.2 million combined). In 2022, operating income decreased 4.5% over 2021 primarily due to lower net sales, higher commodity costs, separation and other transaction costs related to the Separation ($83 million in 2022, of which $73 million is presented within discontinued operations), and higher transportation, restructuring, sales rebate and headcount related costs, as well as unfavorable foreign exchange of approximately $12 million. These factors were partially offset by the benefit from productivity improvements, favorable geographic channel mix in the Water Innovations segment and lower advertising and marketing costs.

Recent Developments

In the first quarter of 2022, our Plumbing segment was renamed “Water Innovations” to better align with our key brands and organizational purpose. The Plumbing segment name change had no impact on the Company’s historical financial position, results of operations, cash flow or segment-level results previously reported.

n

In December 2022, we entered into a definitive agreement to acquire the Emtek and Schaub premium and luxury door and cabinet hardware business and the United States and Canada Yale and August residential smart home locks business from ASSA ABLOY, Inc. (“ASSA”), for a purchase price of $800 million in cash on a cash-free, debt-free basis, subject to customary adjustments. The transaction is conditioned on the successful closing of the acquisition of such businesses by ASSA from Spectrum Brands, Inc. following a favorable resolution of the court proceedings with the U.S. Department of Justice and is expected to close in the second quarter of 2023. The Company intends to finance the transaction with cash on hand and borrowings under our existing credit facility.

In July 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa”), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. We believe the acquisition of Aqualisa will enable us to continue to leverage growing trends in water management and connected products. We financed the transaction with borrowings under our existing credit facility. The assets and liabilities of Aqualisa were included in the Company’s consolidated balance sheet as of December 31, 2022. Aqualisa's net sales, operating income and cash flows from the date of acquisition to December 31, 2022 were not material to the Company and are included in the Water Innovations segment.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, “Solar”), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of $61.6 million, net of cash acquired. Its complementary product offerings support the segment’s outdoor living strategy. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The assets and liabilities of Solar were included in the Company’s consolidated balance sheet as of December 31, 2022. Solar's net sales, operating income and cash flows from the date of acquisition to December 31, 2022 were not material to the Company and are included in the Outdoors & Security segment.

On December 14, 2022, the Company completed the spin-off of its Cabinets business, MasterBrand, Inc. ("MasterBrand"), via a tax-free spin-off transaction (the "Separation"). The Separation created two independent, publicly traded companies. Immediately following completion of the Separation, the Company changed its name from "Fortune Brands Home & Security, Inc." to "Fortune Brands Innovations, Inc." and its stock ticker changed from "FBHS" to "FBIN" to better reflect its focus on activities related to core brands and innovation. As a result of the Separation, our former Cabinets segment was disposed of and the operating results of the Cabinets business are reported as discontinued operations for all periods presented within this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52- or 53-week fiscal year ending during the month of December.

Results of Operations

The following discussion of both consolidated results of operations and segment results of operations refers to the year ended December 31, 2022 compared to the year ended December 31, 2021, and the year ended December 31, 2021 compared to the year ended December 31, 2020. The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. Unless otherwise noted, all discussion of results of operations are for continuing operations.

Years Ended December 31, 2022, 2021 and 2020

(In millions)	2022	% change	2021	% change	2020
Net Sales:
Water Innovations	$2,570.2	(6.9)%	$2,761.2	25.4%	$2,202.1
Outdoors & Security	2,152.8	5.5	2,039.9	43.7	1,419.2
Total Fortune Brands	$4,723.0	(1.6)%	$4,801.1	32.6%	$3,621.3
Operating Income:
Water Innovations	$614.6	(2.4)%	$629.7	34.6%	$467.9
Outdoors & Security	289.6	(0.8)	291.9	45.0	201.3
Corporate	(129.9)	(17.6)	(110.5)	(8.9)	(101.5)
Total Fortune Brands	$774.3	(4.5)%	$811.1	42.9%	$567.7

Certain items had a significant impact on our results in 2022, 2021 and 2020. These included restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2022, financial results included:

•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2021, of approximately $41 million on net sales and of approximately $12 million both on operating income and net income; and
•
restructuring and other charges of $26.8 million before tax ($19.6 million after tax), largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across both segments, net of a gain on the sale of a previously closed manufacturing facility within our Outdoors & Security segment of approximately $6 million.

In 2021, financial results included:

•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had a favorable impact compared to 2021, of approximately $55 million on net sales and of approximately $21 million on operating income; and
•
restructuring and other charges of $12.8 million before tax ($10.0 million after tax), largely related to severance costs associated with the relocation of manufacturing facilities within the Outdoors & Security segment.

In 2020, financial results included:

•
restructuring and other charges of $14.3 million before tax ($9.4 million after tax), largely related to headcount actions associated with COVID-19 across both segments and costs associated with changes in our manufacturing processes within our Water Innovations segment; and
•
asset impairment charges of $13.0 million related to the impairment of an indefinite-lived tradename within our Water Innovations segment, which was primarily the result of forecasted sales declines resulting from the COVID-19 pandemic.

2022 Compared to 2021

Total Fortune Brands

Net sales

Net sales decreased by $78.1 million, or 1.6%, due to slowing housing market activity in China, lower sales unit volume in both of our segments due to the impact of inventory reductions by our distribution channel partners, lower sales demand in the U.S. and Canada and higher sales incentives, as well as unfavorable foreign exchange of approximately $41 million. These factors were partially offset by price increases to help mitigate the impact of cumulative commodity and transportation cost increases in both of our segments and the benefit from the Solar and Aqualisa acquisitions ($50.2 million combined).

Cost of products sold

Cost of products sold decreased by $50.5 million, or 1.8%, due to lower sales volume, productivity improvements, a gain on the sale of a previously closed manufacturing facility within our Outdoors & Security segment and the absence of Larson's 2021 acquisition-related inventory fair value adjustment amortization of $3.3 million, which did not recur in 2022. These benefits are partially offset by the impact of raw material cost increases, the impact of acquisitions and labor cost increases, as well as an unfavorable inventory-related expense write-off in our Outdoors & Security segment.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $15.8 million, or 1.4%, due to lower net sales and lower advertising, marketing and headcount related costs. These factors were partially offset by higher transportation costs and the impact of acquisitions.

Restructuring charges

Restructuring charges of $32.4 million in 2022 are largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across both segments. Restructuring charges of $9.3 million in 2021 were largely related to severance costs associated with the relocation of manufacturing facilities within our Outdoors & Security segment.

Operating income

Operating income decreased by $36.8 million, or 4.5%, primarily due to lower net sales, higher commodity costs, separation and other transaction costs related to the Separation ($83 million in 2022, of which $73 million is presented within discontinued operations), and higher transportation, restructuring, sales rebate and headcount related costs, as well as unfavorable foreign exchange of approximately $12 million. These factors were partially offset by the benefit from productivity improvements, favorable geographic channel mix in the Water Innovations segment and lower advertising and marketing costs.

Interest expense

Interest expense increased by $34.9 million, or 41.4%, due to higher average interest rates and higher average borrowings.

Other (income) expense, net

Other (income) expense, net, was income of $12 million in 2022, compared to expense of $0.4 million in 2021. The increase in other income, net is primarily due to the absence of a non-cash loss of $4.5 million related to the 2021 remeasurement of our investment in Flo immediately prior to consolidation, higher defined benefit income ($3.7 million increase), higher interest income and favorable foreign currency adjustments.

Income taxes

The 2022 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation. This expense was offset by favorable benefits for the release of uncertain tax positions, primarily related to audit closures and statute of limitations lapses, share-based compensation and a valuation allowance decrease.

The 2021 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation. The 2021 expense was offset by favorable benefits for the release of uncertain tax positions, primarily related to statute of limitations lapses, and share-based compensation.

Income from Continuing Operations, net of tax

Income from continuing operations, net of income taxes, decreased by $19.8 million, or 3.5%, due to lower net sales, lower operating income and higher interest expense, partly offset by higher other income and lower tax expense.

Income from discontinued operations, net of tax

Income from discontinued operations, net of income taxes, for the year ended December 31, 2022 included eleven and a half months of results of our former Cabinets segment. Income decreased by $65.9 million, or 31.0%, due to lower operating income including transaction costs related to the Separation ($73.1 million) and impairments related to two indefinite-lived tradenames ($46.4 million), higher income tax expense and higher defined benefit costs. Refer to Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 in this Annual Report on Form 10k for additional details.

Results By Segment

Water Innovations

Net sales decreased by $191.0 million, or 6.9%, due to slowing housing market activity in China, lower sales unit volume driven by inventory reductions by our distribution channel partners, lower sales demand in the U.S. and Canada, and higher promotion and sales rebate costs, as well as unfavorable foreign exchange of approximately $30 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases, the benefit from the Aqualisa acquisition ($22 million) and sales increases in our U.S. e-commerce channel.

Operating income decreased by $15.1 million, or 2.4%, due to lower net sales, the impact of higher commodity, freight and restructuring costs and unfavorable foreign exchange of approximately $11 million. These factors were partially offset by lower employee-related costs, lower advertising and marketing costs, and favorable geographic channel mix.

Outdoors & Security

Net sales increased by $112.9 million, or 5.5%, due to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and the benefit from the Solar acquisition ($28.5 million). These benefits were partially offset by lower sales demand for our exterior doors and decking products and lower sales unit volume due to the impact of inventory reductions by our distribution channel partners, as well as unfavorable foreign exchange of approximately $11 million.

Operating income decreased by $2.3 million, or 0.8%, due to commodity cost inflation, higher employee-related and freight costs, and higher restructuring charges, as well as unfavorable foreign exchange of approximately $1 million. These factors were partially offset by higher net sales and manufacturing productivity improvements.

Corporate

Corporate expenses increased by $19.4 million, or 17.3%, due to higher consulting costs relating to our digital transformation initiatives.

2021 Compared to 2020

Total Fortune Brands

Net sales

Net sales increased by $1,179.8 million, or 32.6%, due to higher sales volume including the favorable comparison to 2020, when our volumes were impacted by the COVID-19 pandemic, the benefit from the Larson acquisition ($403.4 million) and price increases to help mitigate the impact of cumulative commodity and transportation cost increases, as well as favorable foreign exchange of approximately $55 million, partially offset by unfavorable mix.

Cost of products sold

Cost of products sold increased by $683.2 million, or 31.7%, due to higher net sales, the impact of the Larson acquisition including higher amortization of the acquisition related inventory fair value adjustment ($3.3 million in 2021), commodity cost inflation, higher tariffs and labor inflation, partially offset by the benefit from manufacturing productivity improvements and product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $245.1 million, or 28.9%, due to higher employee-related costs, the impact of the Larson acquisition and higher transportation and advertising costs.

Amortization of intangible assets

Amortization of intangible assets increased by $22.2 million, or 91.7% primarily due to the Larson acquisition in our Outdoors & Security segment ($18.2 million) and the 2021 consolidation of Flo in our Water Innovations segment ($2.6 million).

Asset impairment charges

Asset impairment charges of $13.0 million in 2020 related to indefinite-lived tradenames within our Water Innovations segment.

Restructuring charges

Restructuring charges of $9.3 million in 2021 largely related to severance costs associated with the relocation of manufacturing facilities within our Outdoor & Security segment. Restructuring charges of $10.4 million in 2020 largely related to headcount actions associated with COVID-19 across both segments and costs associated with changes in our manufacturing processes within our Water Innovations segment.

Operating income

Operating income increased by $243.4 million, or 42.9%, primarily due to higher net sales, the benefit from the Larson acquisition, manufacturing productivity improvements, the absence of the 2020 asset impairment charges, and lower restructuring and other charges, as well as favorable foreign exchange of approximately $21 million. These benefits were partially offset by higher commodity, employee-related transportation and advertising costs, higher amortization of intangible assets principally due to the Larson acquisition, and higher tariffs.

Interest expense

Interest expense increased by $0.5 million to $84.3 million, due to higher average borrowings partially offset by lower average interest rates.

Other expense (income), net

Other expense (income), net, was expense of $0.4 million in 2021, compared to income of $15.3 million in 2020. The decrease of $15.7 million of income is primarily due to losses of $5.0 million in 2021 and gains of $11.0 million in 2020 related to our investment in Flo prior to its consolidation and unfavorable foreign currency losses, partially offset by higher defined benefit income ($1.9 million increase).

Income taxes

The 2021 and 2020 effective income tax rates were unfavorably impacted by state and local income taxes, foreign income taxed at higher rates and non-deductible executive compensation. Both 2021 and 2020 expenses were offset by favorable benefits for the release of uncertain tax positions, primarily related to statute of limitations lapses, and share-based compensation.

Income from Continuing Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes, increased by $178.9 million, or 47.0%, due to higher operating income and lower equity in losses of affiliate, partly offset by higher income tax expenses, higher other expense and higher interest expense.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes, for the year ended December 31, 2021 included twelve months of results of our former Cabinets segment. Income increased by $39.1 million, or 22.6%, due to higher operating income and higher defined benefit income, partially offset by higher income tax expense. Refer to Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 in this Annual Report on Form 10K for additional details.

Results By Segment

Water Innovations

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

Outdoors & Security

Net sales increased by $620.7 million, or 43.7%, due to the benefit from the Larson acquisition ($403.4 million), higher sales volume including the favorable comparison to 2020, when our volumes were impacted by the COVID-19 pandemic, price increases to help mitigate the impact of cumulative commodity and transportation cost increases, and lower rebate costs due to timing of sales in 2021 versus prior year period, as well as favorable foreign exchange of approximately $1 million. These benefits were partially offset by unfavorable mix primarily driven by materials availability.

Operating income increased by $90.6 million, or 45.0%, due to higher net sales, the benefit from the Larson acquisition and manufacturing productivity improvements. These benefits were partially offset by commodity cost inflation, higher freight and employee-related costs, and higher restructuring charges, as well as unfavorable foreign exchange of approximately $1 million.

Corporate

Corporate expenses increased by $7.0 million, or 6.8%, due to higher employee-related and consulting costs. These factors were partly offset by the absence of transaction costs associated with the Larson acquisition in 2020 ($4.5 million) and the absence of the impairment of a long-lived asset in 2020 ($3.6 million).

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. On December 14, 2022, in connection with the completion of the Separation, we also received a one-time cash payment, in the form of a dividend, from MasterBrand in the amount of $940.0 million. Our operating income is generated by our subsidiary businesses. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Item 1A. Risk Factors.” In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, repurchase shares of our common stock under our share repurchase program or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities or otherwise.

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

At December 31, 2022, the Company had aggregate outstanding notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 31, 2022 and December 31, 2021:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.1	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	599.2	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.0	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.8	-
4.500% Senior Notes	450.0	March 2022	March 2052	435.4	-
Total Senior Notes	$2,700.0			$2,673.5	$1,789.8

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating, and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments and certain other one-time adjustments. In addition, the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On December 31, 2022 and December 31, 2021, our outstanding borrowings under this credit facility and our previous revolving credit facility were zero and $520.0 million, respectively. As of December 31, 2022, we believe we are in compliance with all covenants under this credit facility.

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (“2021 Term Loan”) for general corporate purposes that matured in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the "First Amendment"). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company's long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the "Second Amendment") increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. Proceeds from the increased 2021 Term Loan were used to repay outstanding balances under our previous revolving credit facility. The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the 2022 Notes and other existing sources of liquidity.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million in aggregate as of December 31, 2022 and December 31, 2021, of which there were no outstanding balances as of December 31, 2022 and 2021. The weighted-average interest rates on these borrowings were zero in 2022 and 2021.

Commercial Paper

In November 2021, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes. On December 31, 2022 and December 31, 2021, there were no outstanding borrowings under the Commercial Paper Program.

As of December 31, 2022, the components of our long-term debt were as follows:

(In millions)	2022	2021
Notes (due 2023 to 2052)	$2,673.5	$1,789.8
2022 Revolving Credit Agreement	—	520.0
2021 Term Loan	—	400.0
Total debt	2,673.5	2,709.8
Less: current portion	599.2	400.0
Total long-term debt	$2,074.3	$2,309.8

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured, in certain cases within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2022.

Cash and Seasonality

In 2022, we invested approximately $172.8 million in incremental capacity to support long-term growth potential and new products inclusive of cost reduction and productivity initiatives. We expect capital spending in 2023 to be in the range of $250 million to $300 million, reflecting incremental capacity investments in our decking product line within Outdoors & Security. On December 31, 2022, we had cash and cash equivalents of $642.5 million, of which $403.9 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year. We use operating cash in the first quarter of the year. We believe that our current cash position, cash flow generated from operations, and amounts available under our revolving credit facility should be sufficient for our operating requirements and enable us to fund our capital expenditures, share repurchases dividend payments, and any required long-term debt payments. The Company intends to repay or refinance the $600 million outstanding principal amount of 4.00% Senior Notes due September 2023 and to fund the approximately $800 million purchase price of the pending acquisition discussed below with cash on hand and borrowings under our existing credit facility. In addition, we believe that we have the ability to obtain alternative sources of financing if required.

Share Repurchases

In 2022, we repurchased 7.6 million shares of our outstanding common stock under the Company’s share repurchase program for $580.1 million. As of December 31, 2022, the Company’s total remaining share repurchase authorization under the remaining program was approximately $584.6 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In 2022, we paid dividends in the amount of $145.6 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

In December 2022, we entered into a definitive agreement to acquire the Emtek and Schaub premium and luxury door and cabinet hardware business and the United States and Canada Yale and August residential smart home locks business from ASSA ABLOY, Inc. (”ASSA”), for a purchase price of $800 million in cash on a cash-free, debt-free basis, subject to customary adjustments. The transaction is conditioned on the successful closing of the acquisition of such businesses by ASSA from Spectrum Brands, Inc. following a favorable resolution of the court proceedings with the U.S. Department of Justice and is expected to close in the second quarter of 2023. The Company intends to finance the transaction with cash on hand and borrowings under our existing credit facility.

In July 2022, we acquired 100% of the outstanding equity of Aqualisa for a purchase price of $156.0 million, net of cash acquired of $4.8 million. The results of Aqualisa are reported as part of the Water Innovations segment. We believe its product offerings will enable us to continue to leverage growing trends in water management and connected products. We financed the transaction with borrowings under our existing credit facility. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of July 29, 2022 was $156.0 million, which includes $88.7 million of goodwill. Goodwill includes expected sales and cost synergies and is not expected to be deductible for income tax purposes.

In January 2022, we acquired 100% of the outstanding equity of Solar for a purchase price of $61.6 million, net of cash acquired of $4.8 million. The purchase price is subject to a final post-closing working capital adjustment. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy. Solar's net sales and operating income for the three and nine months ended September 30, 2022 were not material to the Company. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of January 31, 2022 was $61.6 million, which includes $23.3 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

In December 2020, we acquired 100% of the outstanding equity of Larson for a total purchase price of approximately $717.5 million, net of cash acquired.

Cash Flows

Below is a summary of cash flows for the years ended December 31, 2022, 2021 and 2020, including continuing and discontinued operations. See Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 for additional information on the cash flow for discontinued operations.

(In millions)	2022	2021	2020
Net cash provided by operating activities	$566.3	$688.7	$825.7
Net cash used in investing activities	(455.5)	(207.1)	(923.5)
Net cash provided by (used in) financing activities	72.5	(428.6)	111.6
Effect of foreign exchange rate changes on cash	(11.1)	(1.9)	16.3
Net increase in cash, cash equivalents and restricted cash	$172.2	$51.1	$30.1

Net cash provided by operating activities was $566.3 million in 2022, compared to $688.7 million in 2021. The $122.4 million decrease in cash provided from 2021 to 2022 included a $47.5 million increase in cash provided related to discontinued operations. The $169.9 million decrease in cash provided related to continuing operations was primarily due to a decrease in accounts payable driven by lower sales growth, lower employee incentive accruals, as the 2021 payout was greater than the 2022 accruals, and lower advertising expense accruals, lower net income and a decrease in accrued taxes due to lower income before taxes, partially offset by an reduction in the growth of our inventory investments and a decrease in accounts receivable driven by decreased sales in the fourth quarter of 2022. The $137.0 million decrease in cash provided from 2020 to 2021 included a $66.6 million decrease in cash provided related to discontinued operations. The $70.4 million decrease in cash provided related to continuing operations was primarily due to an increase in our inventory investments to mitigate the impact of an uncertain and volatile global supply chain environment, a decrease in accrued expenses and increases in accounts receivable associated with our sales growth. These factors were partially offset by higher net income.

Net cash used in investing activities was $455.5 million in 2022 compared to $207.1 million in 2021. The increase in cash used of $248.4 million from 2021 to 2022 included an increase of $4.3 million in cash used related to discontinued operations. The $244.1 million increase in cash used related to continuing operations reflects our cost of acquisitions ($217.6 million in 2022) and an increase in capital expenditures, partly offset by proceeds from the sale of previously closed manufacturing facilities. The increase in cash used of $716.4 million from 2020 to 2021 included a $24.8 million decrease in cash used related to discontinued operations. The $741.2 million decrease in cash used related to continuing operations was primarily due to the acquisition of Larson in December 2020 ($713.0 million decrease), the acquisition of additional shares of Flo in January and April 2020 ($59.4 million decrease) and the cash acquired during the consolidation of Flo in January 2021, partially offset by higher capital expenditures.

Net cash provided by financing activities was $72.5 million in 2022 compared to cash used in financing activities of $428.6 million in 2021. The increase in cash provided of $501.1 million from 2021 to 2022 was primarily due to dividends received from MasterBrand as a result of the Separation ($940.0 million), partly offset by lower net borrowings in 2022 compared to 2021 ($172.1 million), higher share repurchases in 2022 compared to 2021 ($132.4 million increase), cash retained by MasterBrand after the Separation ($56.3 million), a decrease in the proceeds from the exercise of stock options and the final payment for the remaining equity interest in Flo ($16.7 million). The increase in cash used of $540.2 million from 2020 to 2021 was primarily due to higher share repurchases in 2021 compared to 2020 ($260.1 million increase), lower net borrowings in 2021 compared to 2020 ($250.0 million decrease), lower proceeds from the exercise of stock options and higher dividends to shareholders ($9.7 million increase).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans, related to our continuing operations, that are funded by a portfolio of investments maintained within our benefit plan trust. In 2022, 2021 and 2020 we contributed $9.0 million, $18.5 million and $34.6 million, respectively, to our qualified pension plans. In 2023, we expect to make pension contributions of approximately $4.0 million. As of December 31, 2022, the fair value of our total pension plan assets was $482.5 million, representing funding of 89% of the accumulated benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, France and Japan. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and commitments as of December 31, 2022. Purchase obligations were $561.3 million, of which $534.0 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures. Total lease payments under non-cancellable operating leases as of December 31, 2022 were $34.1 million in 2023, $26.4 million in 2024, $19.8 million in 2025, $17.0 million in 2026, $14.2 million in 2027 and $28.6 million thereafter.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $33.4 million of unrecognized tax benefits as of December 31, 2022 have been excluded from the paragraph above.

In addition to the contractual obligations and commitments described above, we also had other commercial commitments for which we are contingently liable as of December 31, 2022. Other corporate commercial commitments include standby letters of credit of $31.6 million, in the aggregate, all of which expire in less than one year, and surety bonds of $24.0 million, of which $16.2 million matures in less than one year and $7.8 million matures in 1-3 years. These contingent commitments are not expected to have a significant impact on our liquidity.

Debt payments due during the next five years as of December 31, 2022 are $600 million in 2023, zero in 2024, $500 million in 2025, zero in 2026, zero in 2027 and $1,600 million in 2028 and beyond. Interest payments due during the next five years as of December 31, 2022 are $105 million in 2023, $152 million in 2024 through 2025, $122 million in 2026 through 2027 and $642 million in 2028 and beyond.

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

Deferred currency gains (loss) of $4.7 million, $(2.6) million and $(0.7) million (before tax impact) were reclassified into earnings for the years ended December 31, 2022, 2021 and 2020, respectively. Based on foreign exchange rates as of December 31, 2022, we estimate that $2.3 million of net derivative gain included in accumulated other comprehensive income ("AOCI") as of December 31, 2022, will be reclassified to earnings within the next twelve months.

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

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $49.2 million and $37.1 million as of December 31, 2022 and 2021 respectively.

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

No impairments of long-lived assets were recorded during 2022. During 2021, we recorded an impairment of $0.2 million related to a long-lived asset to be disposed of in cost of products sold. During 2020, we recorded an impairment of $3.6 million related to a long-lived asset to be disposed of in selling, general and administrative expenses.

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

The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rate and other relevant factors.

Goodwill and Indefinite-lived Intangible Assets

In accordance with ASC requirements for Intangibles - Goodwill and Other, management reviews goodwill for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of the reporting unit. Impairment losses are recorded to the extent that the carrying value of the reporting unit exceeds its fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate.

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test where fair value of each reporting unit is estimated using the income approach using a discounted cash flow model based on estimates of future cash flows combined with the market approach using comparable trading and transaction multiples based on guideline public companies. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. For the income approach, using a discounted cash flow model, we estimate the future cash flows of the reporting units to which the goodwill relates and then discount the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. new home starts and home repair remodel spending, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply comparable trading and transaction multiples based on guideline public companies to the current operating results of the reporting units to determine each reporting unit’s fair value.

The significant assumptions that are used to determine the estimated fair value of reporting units for impairment testing are forecasted revenue growth rates, operating income margins, market-participant discount rates, EBITDA multiples and revenue multiples.

The assumptions used to estimate the fair values of the goodwill related to continuing operations tested quantitatively during the year ended December 31, 2022 were as follows:

	2022
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rates	10.0%	12.0%	10.6%
Long-term revenue growth rates(b)	3.0%	3.0%	3.0%
EBITDA multiple	9.0	10.0	9.3
Revenue multiple	1.5	1.7	1.6
(a)
Weighted by relative fair value of the goodwill that was tested quantitatively.
(b)
Selected long-term revenue growth rate within 10-year projection period for the goodwill that was tested quantitatively.

A 50 basis point change in the discount rate or long-term revenue growth rate assumptions, or a decrease in multiple of 0.2 in the EBITDA multiple or revenue multiple assumptions, during the year ended December 31, 2022 would not have resulted in an impairment being recognized when estimating the fair value of our reporting unit goodwill.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. Of our $478.1 million indefinite-lived tradenames, $141.5 million relate to our Water Innovations segment and $336.6 million relate to our Outdoors & Security segment as of December 31, 2022. There were no impairments related to our continuing operations for the year ended December 31, 2022. See Note 6, “Goodwill and Identifiable Intangible Assets,” for additional information.

During the second quarter of 2020, extended closures of luxury plumbing showrooms associated with COVID-19 led to lower than expected sales related to an indefinite-lived tradename within the Water Innovations segment, which combined with the updated financial outlook compared to previous forecasts and the continued uncertainty of the pandemic on the sales and profitability related to the tradename, led us to conclude that it was more likely than not that the indefinite-lived tradename was impaired. Therefore, we performed an interim impairment test as of June 30, 2020, and as a result we recognized a pre-tax impairment charge of $13.0 million related to this tradename. We also performed an evaluation of the useful life of this tradename and determined it was no longer indefinite-lived due to changes in long-term management expectations and future operating plans. As a result, the remaining carrying value of this tradename is being amortized over its estimated useful life of 30 years.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 9).

The assumptions used to estimate the fair values of the tradenames tested quantitatively during the year ended December 31, 2022 were as follows:

	2022
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rates	12.2%	13.1%	12.9%
Royalty rates(b)	3.5%	3.5%	3.5%
Long-term revenue growth rates(c)	3.0%	3.0%	3.0%
(a)
Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)
Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)
Selected long-term revenue growth rate within 10-year projection period of the tradenames that were tested quantitatively.

A 50 basis point change in the discount rate assumption, a 25 basis point change in the royalty rate assumption, or a 25 basis point change in the long-term revenue growth rate assumption used during the year ended December 31, 2022 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames.

Included within income from discontinued operations, we recognized impairment charges of $46.4 million and zero in 2022 and 2021, respectively, related to impairments of indefinite lived tradenames within our legacy Cabinets segment.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2022 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses (gains) was $1.3 million and $(0.6) million in 2022 and 2021, respectively. The total net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $49.2 million as of December 31, 2022, compared to $32.0 million as of December 31, 2021.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 31, 2022 and 2021 was 4.4% and 4.4%, respectively. Compensation increases reflect expected future compensation trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 31, 2022 and 2021 was 5.2% and 2.9%, respectively.

For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 31, 2022, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 5.8% for pre-65 retirees and 6.3% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2028. As of December 31, 2021, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.3% for pre-65 retirees and 6.7% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2028.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses:

(In millions)	2022	2021
Total pension income	$(7.8)	$(6.6)
Actuarial (gain) loss component of income above	(0.3)	1.1
Total postretirement income	(0.2)	(0.1)
Actuarial gain component of income above	(1.0)	(0.5)

The actuarial losses in 2022 and 2021 were principally due to lower than expected return on plan assets. Discount rates in 2022 used to determine benefit obligations increased by an average of 230 basis points for pension benefits. Discount rates for 2022 postretirement benefits increased by an average of 190 basis points. Discount rates in 2021 used to determine benefit obligations increased by an average of 30 basis points for pension benefits. Discount rates for 2021 postretirement benefits decreased an average of 200 basis points. Our actual loss on plan assets in 2022 was 22.6% compared to an actuarial assumption of an average 4.4% expected return. Our actual return on plan assets in 2021 was 6.6% compared to an actuarial assumption of an average 4.4% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $14 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.2 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2022, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $33.4 million. It is reasonably possible that the unrecognized tax benefits may decrease by $9.8 million in the next 12 months primarily as a result of the lapse of statutes of U.S. federal, state and foreign income taxes.

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

Interest Rate Risk

The Company did not have any external variable rate borrowings as of December 31, 2022.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.3 million at December 31, 2022. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

Commodity Price Risk

We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. From time to time, we use derivative contracts to manage our exposure to commodity price volatility.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fortune Brands Innovations, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Innovations, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing after the signature page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Quantitative Impairment Test for an Indefinite-Lived Tradename within the Outdoors & Security Segment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames balance was $478.1 million as of December 31, 2022, of which $336.6 million relates to the Outdoors & Security segment. Management reviews indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. Fair values of the Company’s indefinite-lived tradenames are measured by management using the relief-from-royalty approach. Significant assumptions inherent in estimating fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the quantitative impairment test for an indefinite-lived tradename within the Outdoors & Security segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the tradename; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, assumed royalty rate, and market-participant discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative impairment test for indefinite-lived intangible assets, including controls over the valuation of the Company’s tradename within the Outdoors & Security segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the tradename; (ii) evaluating the appropriateness of the relief-from-royalty approach; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to forecasted revenue growth rates, assumed royalty rate, and market-participant discount rate. Evaluating management’s significant assumptions related to forecasted revenue growth rates and assumed royalty rate involved evaluating whether the assumptions used by management were reasonable considering, (i) the current and past performance of the business associated with the tradename; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the relief-from-royalty approach and (ii) the reasonableness of the assumed royalty rate and market-participant discount rate significant assumptions.

Quantitative Goodwill Impairment Test for a Reporting Unit within the Outdoors & Security Segment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,640.7 million as of December 31, 2022, of which $747.3 million relates to the Outdoors & Security segment. Management tests goodwill for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of the reporting unit. Fair value is estimated using the income approach using a discounted cash flow model based on estimates of future cash flows combined with the market approach using comparable trading and transaction multiples based on guideline public companies. The significant assumptions that are used to determine the estimated fair value of reporting units for impairment testing are forecasted revenue growth rates, operating income margins, market-participant discount rates, revenue multiples and EBITDA (defined by the Company as net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments) multiples.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment test for a reporting unit within the Outdoors & Security segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, forecasted operating income margins, market-participant discount rate and revenue and EBITDA multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative goodwill impairment test, including controls over the valuation of the reporting unit within the Outdoors & Security segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of significant assumptions used by management related to forecasted revenue growth rates, forecasted operating income margins, market-participant discount rate and revenue and EBITDA multiples. Evaluating management’s significant assumptions related to forecasted revenue growth rates and operating income margins involved evaluating whether the assumptions used by management were reasonable considering, as applicable, (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s income and market approaches and (ii) the reasonableness of the market-participant discount rate and revenue and EBITDA multiples significant assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2023

We have served as the Company’s auditor since 2011.

Consolidated Statements of Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended December 31
(In millions, except per share amounts)	2022	2021	2020
NET SALES	$4,723.0	$4,801.1	$3,621.3
Cost of products sold	2,790.1	2,840.6	2,157.4
Selling, general and administrative expenses	1,077.9	1,093.7	848.6
Amortization of intangible assets	48.3	46.4	24.2
Asset impairment charges	—	—	13.0
Restructuring charges	32.4	9.3	10.4
OPERATING INCOME	774.3	811.1	567.7
Interest expense	119.2	84.3	83.8
Other expense (income), net	(12.0)	0.4	(15.3)
Income from continuing operations before income taxes	667.1	726.4	499.2
Income taxes	127.2	166.7	110.8
Income after tax	539.9	559.7	388.4
Equity in losses of affiliate	—	—	7.6
Income from continuing operations, net of tax	539.9	559.7	380.8
Income from discontinued operations, net of tax	146.8	212.7	173.6
NET INCOME	686.7	772.4	554.4
Less: Noncontrolling interests	—	—	1.3
NET INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$686.7	$772.4	$553.1
BASIC EARNINGS PER COMMON SHARE
Continuing operations	$4.14	$4.07	$2.74
Discontinued operations	1.13	1.55	1.25
Basic earnings per share attributable to Fortune Brands	$5.27	$5.62	$3.99
DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$4.11	$4.01	$2.71
Discontinued operations	1.12	1.53	$1.23
Diluted earnings per share attributable to Fortune Brands	$5.23	$5.54	$3.94

Basic average number of shares outstanding	130.3	137.5	138.7
Diluted average number of shares outstanding	131.3	139.5	140.2

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended December 31
(In millions)	2022	2021	2020
NET INCOME	$686.7	$772.4	$554.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(23.4)	(3.9)	18.7

Unrealized (losses) gains on derivatives:
Unrealized holding gains (losses) arising during period	126.2	1.5	(3.2)
Less: reclassification adjustment for (gains) losses included in net income	(5.5)	(2.2)	2.4
Unrealized (losses) gains on derivatives	120.7	(0.7)	(0.8)
Defined benefit plans:
Net actuarial gains (loss) arising during period	(21.7)	47.5	0.3
Defined benefit plans	(21.7)	47.5	0.3
Other comprehensive income (loss), before tax	75.6	42.9	18.2
Income tax (expense) benefit related to items of other comprehensive income (a)	(21.9)	(12.4)	(0.7)
Other comprehensive income, net of tax	53.7	30.5	17.5
COMPREHENSIVE INCOME	740.4	802.9	571.9
Less: comprehensive income attributable to noncontrolling interest	—	—	1.3
COMPREHENSIVE INCOME ATTRIBUTABLE TO FORTUNE BRANDS	$740.4	$802.9	$570.6

(a)
Income tax (expense) benefit on unrealized (losses) gains on derivatives of $(27.3) million, $(0.5) million and $(0.5) million and on defined benefit plans of $5.4 million, $(11.9) million and $(0.2) million in 2022, 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Innovations, Inc. and Subsidiaries

	December 31
(In millions)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$642.5	$425.6
Accounts receivable less allowances for discounts and credit losses	521.8	580.4
Inventories	1,021.3	889.5
Other current assets	274.8	135.0
Current assets of discontinued operations	—	714.0
TOTAL CURRENT ASSETS	2,460.4	2,744.5
Property, plant and equipment, net of accumulated depreciation	783.7	670.8
Operating lease assets	118.9	130.7
Goodwill	1,640.7	1,538.9
Other intangible assets, net of accumulated amortization	1,000.8	968.1
Other assets	116.4	107.5
Non-current assets of discontinued operations	—	1,775.7
TOTAL ASSETS	$6,120.9	$7,936.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	599.2	400.0
Accounts payable	421.6	561.0
Other current liabilities	523.9	646.4
Current liabilities of discontinued operations	—	363.7
TOTAL CURRENT LIABILITIES	1,544.7	1,971.1
Long-term debt	2,074.3	2,309.8
Deferred income taxes	136.9	81.7
Accrued defined benefit plans	79.9	80.9
Operating lease liabilities	95.4	108.8
Other non-current liabilities	102.8	170.2
Non-current liabilities of discontinued operations	—	148.9
TOTAL LIABILITIES	4,034.0	4,871.4
Commitments (Note 18) and Contingencies (Note 22)
Equity
Common stock (a)	1.9	1.9
Paid-in capital	3,069.6	3,018.3
Accumulated other comprehensive income (loss)	37.4	(24.6)
Retained earnings	2,323.8	2,807.9
Treasury stock	(3,345.8)	(2,738.7)
TOTAL EQUITY	2,086.9	3,064.8
TOTAL LIABILITIES AND EQUITY	$6,120.9	$7,936.2
(a)
Common stock, par value $0.01 per share,186.2 million shares and 185.3 million shares issued at December 31, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$686.7	$772.4	$554.4
Non-cash expense (income):
Depreciation	126.5	125.0	121.5
Amortization of intangibles	65.1	64.1	42.0
Non-cash lease expense	45.2	42.5	37.4
Stock-based compensation	50.2	50.2	47.6
Restructuring charges	8.0	—	—
(Gain) loss on sale of property, plant and equipment	(4.7)	1.6	2.4
Loss (gain) on equity investments	—	5.0	(6.6)
Asset impairment charges	46.4	—	26.1
Recognition of actuarial (gain) loss	(1.2)	0.8	3.2
Deferred taxes	14.8	1.7	(14.6)
Amortization of deferred financing costs	3.8	3.6	4.5
Changes in assets and liabilities including effects subsequent to acquisitions
Decrease (Increase) in accounts receivable	66.3	(151.5)	(85.7)
Increase in inventories	(198.5)	(324.3)	(91.8)
(Decrease) increase in accounts payable	(161.2)	137.7	142.9
Decrease (increase) in other assets	14.0	1.0	(41.1)
(Decrease) increase in accrued taxes	(65.5)	8.4	12.5
(Decrease) increase in accrued expenses and other liabilities	(129.6)	(49.5)	71.0
NET CASH PROVIDED BY OPERATING ACTIVITIES	566.3	688.7	825.7
INVESTING ACTIVITIES
Capital expenditures(a)	(246.1)	(214.2)	(150.5)
Proceeds from the disposition of assets	8.2	1.9	1.6
Cost of acquisitions, net of cash acquired	(217.6)	5.2	(715.2)
Other investing activities, net	—	—	(59.4)
NET CASH USED IN INVESTING ACTIVITIES	(455.5)	(207.1)	(923.5)
FINANCING ACTIVITIES
Increase in short-term debt	700.0	400.0	—
Repayment of short-term debt	(1,100.0)	—	—
Issuance of long-term debt	5,975.4	1,245.0	1,850.0
Repayment of long-term debt	(5,612.5)	(1,510.0)	(1,465.0)
Proceeds from the exercise of stock options	1.1	41.8	64.9
Employee withholding taxes paid related to stock-based compensation	(27.0)	(13.3)	(10.7)
Dividends to stockholders	(145.6)	(143.0)	(133.3)
Dividends paid to non-controlling interests	—	—	(2.5)
Dividends received from MasterBrand	940.0	—	—
Cash retained by Masterbrand at Separation	(56.3)	—	—
Treasury stock purchases	(580.1)	(447.7)	(187.6)
Other financing activities, net	(22.5)	(1.4)	(4.2)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	72.5	(428.6)	111.6
Effect of foreign exchange rate changes on cash	(11.1)	(1.9)	16.3
NET INCREASE IN CASH AND CASH EQUIVALENTS	$172.2	$51.1	$30.1
Cash, cash equivalents and restricted cash(b) at beginning of year	$476.1	$425.0	$394.9
Cash, cash equivalents and restricted cash(b) at end of year	$648.3	$476.1	$425.0
Cash paid during the year for
Interest	$102.9	$76.8	$76.2
Income taxes paid directly to taxing authorities	278.3	228.8	175.5
Dividends declared but not paid	29.4	37.8	36.1

(a)
Capital expenditures of $14.2 million, $19.6 million and $13.6 million that have not been paid as of December 31, 2022, 2021 and 2020, respectively, were excluded from the Consolidated Statement of Cash Flows.

(b)
Restricted cash of $2.1 million and $3.7 million is included in Other current assets and Other assets, respectively, as of December 31, 2022, $1.3 million and $3.3 million is included in Other current assets and Other assets, respectively, as of December 31, 2021 and $1.0 million and $4.9 million is included in Other current assets and Other assets, respectively, as of December 31, 2020 within our Consolidated Balance Sheet.

The Consolidated Statements of Cash Flows presented above include cash flows from continuing and discontinued operations. Refer to Note 5, Discontinued Operations, for additional details.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$1.8	$2,813.8	$(72.6)	$1,763.0	$(2,079.4)	$1.2	$2,427.8
Comprehensive income:
Net income	—	—	—	553.1	—	1.3	554.4
Other comprehensive income (loss)	—	—	17.5	—	—	—	17.5
Stock options exercised	—	64.9	—	—	—	—	64.9
Stock-based compensation	—	47.6	—	—	(10.7)	—	36.9
Treasury stock purchase	—	—	—	—	(187.6)	—	(187.6)
Dividends to non-controlling interest	—	—	—	—	—	(2.5)	(2.5)
Dividends ($0.98 per Common share)	—	—	—	(135.9)	—	—	(135.9)
Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$—	$2,775.5
Comprehensive income:
Net income	—	—	—	772.4	—	—	772.4
Other comprehensive income (loss)	—	—	30.5	—	—	—	30.5
Stock options exercised	0.1	41.8	—	—	—	—	41.9
Stock-based compensation	—	50.2	—	—	(13.3)	—	36.9
Treasury stock purchase	—	—	—	—	(447.7)	—	(447.7)
Dividends ($1.06 per Common share)	—	—	—	(144.7)	—	—	(144.7)
Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$—	$3,064.8
Comprehensive income:
Net income	—	—	—	686.7	—	—	686.7
Other comprehensive income (loss)	—	—	53.7	—	—	—	53.7
Distribution of MasterBrand	—	—	8.3	(1,973.5)	—	—	(1,965.2)
Dividends received from MasterBrand	—	—	—	940.0	—	—	940.0
Stock options exercised	—	1.1	—	—	—	—	1.1
Stock-based compensation	—	50.2	—	—	(27.0)	—	23.2
Treasury stock purchase	—	—	—	—	(580.1)	—	(580.1)
Dividends ($1.07 per Common share)	—	—	—	(137.3)	—	—	(137.3)
Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$—	$2,086.9

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Background and Basis of Presentation

The Company is a leading home and security products company with a portfolio of leading branded products used for residential home repair, remodeling, new construction and security applications. References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

Basis of Presentation The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. The Company’s consolidated financial statements are based on a fiscal year ending December 31. Certain of the Company’s subsidiaries operate on a 52- or 53-week fiscal year ending during the month of December.

On December 14, 2022, the Company completed the spin-off of its Cabinets business, MasterBrand, Inc. ("MasterBrand") via a tax-free spin-off transaction (the "Separation"). The Separation created two independent, publicly traded companies. Immediately following completion of the Separation, the Company changed its name from “Fortune Brands Home & Security, Inc.” to “Fortune Brands Innovations, Inc.” and its stock ticker symbol changed from “FBHS” to “FBIN” to better reflect its focus on activities core to brands and innovation. As a result of the Separation, our former Cabinets segment was disposed of and the operating results of the Cabinets business are reported as discontinued operations for all periods presented within this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5, Discontinued Operations, for additional information.

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

In 2018 our Water Innovations segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction, which was completed in January 2022. The minority shareholders' substantive participating rights expired on January 1, 2021, at which time we obtained control of, and began consolidating, Flo in our results of operations and statements of financial positions and cash flows. Immediately prior to consolidating Flo, we recognized a non-cash loss of $4.5 million within other expense for the year-ended December 31, 2021, related to the remeasurement of our previously existing investment in Flo. During the fourth quarter of 2021 we recorded a mark-to-market expense of $2.2 million related to the remaining shares held by the minority shareholders. The financial results of Flo are included in the Company’s consolidated statements of comprehensive income for the year-ended December 31, 2021, the consolidated statement of cash flow for the year-ended December 31, 2021 and the consolidated balance sheet as of December 31, 2021. The results of operations are included in the Water Innovations segment.

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

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $5.5 million and $5.7 million as of December 31, 2022 and 2021, respectively.

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

We recorded impairments of $0.2 million and $3.6 million related to a long-lived asset to be disposed of in selling, general and administrative expenses in 2021 and 2020, respectively. No impairments related to long-lived assets were recorded in 2022.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 9 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Goodwill and Indefinite-lived Intangible Assets In accordance with ASC requirements for Intangibles - Goodwill and Other, management reviews goodwill for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of the reporting unit. Impairment losses are recorded to the extent that the carrying value of the reporting unit exceeds its fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate.

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test where fair value of each reporting unit is estimated using the income approach using a discounted cash flow model based on estimates of future cash flows combined with the market approach using comparable trading and transaction multiples based on guideline public companies. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. For the income approach, using a discounted cash flow model, we estimate the future cash flows of the reporting units to which the goodwill relates and then discount the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. Furthermore, our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. new home starts and home repair remodel spending, our annual operating plans finalized in the fourth quarter of each year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, credit availability, new home starts and the rate of home foreclosures. For the market approach, we apply comparable trading and transaction multiples based on guideline public companies to the current operating results of the reporting units to determine each reporting unit’s fair value.

The significant assumptions that are used to determine the estimated fair value of reporting units for impairment testing are forecasted revenue growth rates, operating income margins, market-participant discount rates, EBITDA multiples and revenue multiples.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. Of our $478.1 million indefinite-lived tradenames, $141.5 million relate to our Water Innovations segment and $336.6 million relate to our Outdoors & Security segment as of December 31, 2022. There were no impairments related to our continuing operations for the year ended December 31, 2022. See Note 6, “Goodwill and Identifiable Intangible Assets,” for additional information.

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

As of December 31, 2022, all of our investments in our strategic partners where we do not have significant influence over the investee do not have readily determinable fair values. As of December 31, 2022 and 2021, the carrying value of our investments were $3.5 million and $3.5 million, respectively, which is included in other assets within our Consolidated Balance Sheet. There were no impairments or other changes resulting from observable prices changes recorded during the years ended December 31, 2022, 2021 or 2020.

Defined Benefit Plans We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2022 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2022, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $33.4 million. It is reasonably possible that the unrecognized tax benefits may decrease by $9.8 million in the next 12 months primarily as a result of the lapse of statutes of U.S. federal, state and foreign income taxes.

Revenue Recognition The Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers. See Note 14, “Revenue,” for additional information.

Cost of Products Sold Cost of products sold includes all costs to make products saleable, such as labor costs, inbound freight, purchasing and receiving costs, inspection costs and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Customer Program Costs Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs. The costs included in the selling, general and administrative expenses category were $24.7 million, $25.2 million and $22.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $162.9 million, $164.0 million and $107.7 million in 2022, 2021 and 2020, respectively.

Advertising costs, which amounted to $220.7 million, $231.7 million and $189.9 million in 2022, 2021 and 2020, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point-of-sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $47.7 million, $40.7 million and $40.4 million in 2022, 2021 and 2020, respectively. Advertising costs recorded in selling, general and administrative expenses were $173.0 million, $191.0 million and $149.5 million in 2022, 2021 and 2020, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $62.0 million, $64.1 million and $48.4 million in 2022, 2021 and 2020, respectively, are expensed as incurred within selling, general and administrative expenses.

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

Deferred currency gains (loss) of $4.7 million, $(2.6) million and $(0.7) million (before tax impact) were reclassified into earnings for the years ended December 31, 2022, 2021 and 2020, respectively. Based on foreign exchange rates as of December 31, 2022, we estimate that $2.3 million of net derivative gain included in AOCI as of December 31, 2022, will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, which is intended to simplify accounting for income taxes and improve consistency in application. ASU 2019-12 amends certain elements of income tax accounting, including but not limited to intraperiod tax allocations, step-ups in tax basis of goodwill and calculating taxes on year-to-date losses in interim periods. The guidance was effective for the Company’s fiscal year beginning January 1, 2021. The adoption of this guidance did not have a material effect on our financial statements.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, which provides relief from accounting analysis and impacts that may otherwise be required for modifications to agreements necessitated by reference rate reform. It also provides optional expedients to enable the continuance of hedge accounting where certain hedging relationships are impacted by reference rate reform. In January 2021, the FASB issued ASU 2021-01, which further clarifies the scope of ASU 2020-04. This optional guidance is effective immediately and available to be used through December 31, 2024. The adoption of this guidance did not have a material effect on our financial statements.

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

3. Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2022	2021
Inventories:
Raw materials and supplies	$309.4	$247.3
Work in process	83.5	64.7
Finished products	628.4	577.5
Total inventories	$1,021.3	$889.5
Property, plant and equipment:
Land and improvements	$51.9	$44.8
Buildings and improvements to leaseholds	285.1	270.9
Machinery and equipment	1,052.2	974.6
Construction in progress	225.1	141.8
Property, plant and equipment, gross	1,614.3	1,432.1
Less: accumulated depreciation	830.6	761.3
Property, plant and equipment, net of accumulated depreciation	$783.7	$670.8
Other current liabilities:
Accrued salaries, wages and other compensation	$57.6	$132.4
Accrued customer programs	227.6	241.7
Accrued taxes	24.8	65.5
Dividends payable	29.4	37.8
Other accrued expenses	184.5	169.0
Total other current liabilities	$523.9	$646.4

n4. Acquisitions

Aqualisa

In July 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa”), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. The results of Aqualisa are reported as part of the Water Innovations segment. We believe its product offerings will enable us to continue to leverage growing trends in water management and connected products. We financed the transaction with borrowings under our existing credit facility. We have not included pro forma financial information as the transaction is not material to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of July 29, 2022 was $156.0 million, which includes $88.7 million of goodwill. Goodwill includes expected sales and cost synergies and is not expected to be deductible for income tax purposes.

Solar

In January 2022, we acquired 100% of the outstanding equity of Solar for a purchase price of $61.6 million, net of cash acquired of $4.8 million. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors & Security segment. Its complementary product offerings support the segment’s outdoor living strategy. Solar's net sales and operating income for the three and nine months ended September 30, 2022 were not material to the Company. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of January 31, 2022 was $61.6 million, which includes $23.3 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

Flo Technologies

In 2018 our Water Innovations segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire 100% of the outstanding shares of Flo in a multi-phase transaction, which was completed in January 2022. As part of this agreement, we acquired additional shares for $44.2 million in cash, including direct transactions costs, and entered into a forward contract to purchase all remaining shares of Flo at a future date in exchange for an additional $7.9 million in cash, which is included in other assets in our consolidated balance sheet. In April 2020, we acquired additional shares of Flo under a separate option agreement, which resulted in a non-cash gain of $4.4 million on the forward contract as included within other income for the year-ended December 31, 2020.

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

The following unaudited pro forma summary presents consolidated financial information as if Larson had been acquired on January 1, 2019. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company's continuing operations and Larson. The pro forma results include:

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

(In millions)	2020
Net sales	$4,024.2
Net income	$418.9

5. Discontinued Operations

On December 14, 2022, the Company completed the Separation of MasterBrand. The consolidated statements of income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of MasterBrand as discontinued operations.

The following table summarizes the results of the discontinued operations for the years ended December 31, 2022, 2021 and 2020.

(In millions, except per share amounts)	2022	2021	2020
NET SALES	$3,199.7	$2,855.0	$2,469.0
Cost of products sold	2,279.3	2,068.5	1,768.7
Selling, general and administrative expense	619.7	485.3	433.8
Amortization of intangible asset	16.8	17.8	17.8
Asset impairment charges	46.4	—	9.5
Restructuring charges	25.1	4.2	5.5
DISCONTINUED OPERATING INCOME	212.4	279.2	233.7
Interest expense	0.2	0.1	0.1
Other expense, net	2.2	0.4	2.2
INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	210.0	278.7	231.4
Income taxes	63.2	66.0	57.8
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	146.8	212.7	173.6

We incurred $63.2 million of transaction costs in connection with the Separation during the year ended December 31, 2022, which are included in the consolidated statements of operations as discontinued operations. These costs include legal, accounting and advisory fees, implementation and integration costs, duplicative costs for subscriptions and information technology systems, employee and contract costs, and other incremental separation costs related to the Separation.

The following table summarizes the major classes of assets and liabilities of MasterBrand,

which are now reflected as discontinued operations in the consolidated balance sheet:

(In millions)	2021
ASSETS
Current assets
Cash and cash equivalents	$45.9
Accounts receivable less allowances for discounts and credit losses	305.3
Inventories	304.3
Other current assets	58.5
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	714.0
Property, plant and equipment, net of accumulated depreciation	338.7
Operating lease assets	61.2
Goodwill	926.2
Other intangible assets, net of accumulated amortization	415.7
Other assets	33.9
TOTAL ASSETS OF DISCONTINUED OPERATIONS	2,489.7
LIABILITIES
Current liabilities
Accounts payable	203.9
Other current liabilities	159.8
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	363.7
Deferred income taxes	94.3
Accrued defined benefit plans	(1.2)
Operating lease liabilities	50.0
Other non-current liabilities	5.8
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$512.6

The following table summarizes the cash flows of MasterBrand, which are reflected in the consolidated statements of cash flows:

(In millions)	2022	2021	2020
Net cash provided by operating activities	$213.0	$162.7	$232.9
Net cash used in investing activities	(55.8)	(51.5)	(26.7)
Net cash used in financing activities	—	—	—
Effect of foreign exchange rate changes on cash	(0.2)	0.1	0.8
Net increase (decrease) in cash and cash equivalents	$157.0	$111.3	$207.0

MasterBrand depreciation for 2022, 2021 and 2020 was $43.6 million, $44.4 million and $48.0 million, respectively. MasterBrand amortization of intangibles for 2022, 2021 and 2020 was $16.8 million, $17.8 million and $17.8 million, respectively. MasterBrand capital expenditures for 2022, 2021 and 2020 were $55.8 million, $51.6 million and $27.3 million, respectively.

6. Goodwill and Identifiable Intangible Assets

We had goodwill of $1,640.7 million and $1,538.9 million as of December 31, 2022 and 2021, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water Innovations	Outdoors & Security	Total Goodwill
Balance at December 31, 2020(a)	$750.1	$718.6	$1,468.7
2021 translation adjustments	(1.3)	0.1	(1.2)
Acquisition-related adjustments	65.3	6.1	71.4
Balance at December 31, 2021(a)	$814.1	$724.8	$1,538.9
2022 translation adjustments	(9.4)	(0.8)	(10.2)
Acquisition-related adjustments	88.7	23.3	112.0
Balance at December 31, 2022(a)	$893.4	$747.3	$1,640.7

(a)
Net of accumulated impairment losses of $399.5 million in the Outdoors & Security segment.

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2022 and 2021 were as follows:

	As of December 31, 2022			As of December 31, 2021
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$478.1	$—	$478.1	$479.2	$—	$479.2
Amortizable intangible assets
Tradenames	47.5	(6.8)	40.7	25.8	(5.2)	20.6
Customer and contractual relationships	662.6	(239.6)	423.0	611.2	(205.7)	405.5
Patents/proprietary technology	128.5	(69.5)	59.0	122.1	(59.3)	62.8
Total	838.6	(315.9)	522.7	759.1	(270.2)	488.9
Total identifiable intangibles	$1,316.7	$(315.9)	$1,000.8	$1,238.3	$(270.2)	$968.1

We had identifiable intangible assets, principally tradenames and customer relationships, of $1,000.8 million and $968.1 million as of December 31, 2022 and 2021, respectively. The $78.4 million increase in gross identifiable intangible assets was primarily due to the acquisitions of Aqualisa and Solar.

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which include customer attrition rates and other relevant factors. We expect to record intangible amortization of approximately $50 million in 2023, $50 million in 2024, $50 million in 2025, $49 million in 2026 and $47 million in 2027.

During the second quarter of 2020, extended closures of luxury plumbing showrooms associated with COVID-19 led to lower than expected sales related to an indefinite-lived tradename within the Water Innovations segment, which combined with the updated financial outlook compared to previous forecasts and the continued uncertainty of the pandemic on the sales and profitability related to the tradename, led us to conclude that it was more likely than not that the indefinite-lived tradename was impaired. Therefore, we performed an interim impairment test as of June 30, 2020, and as a result we recognized a pre-tax impairment charge of $13.0 million related to this tradename. We also performed an evaluation of the useful life of this tradename and determined it was no longer indefinite-lived due to changes in long-term management expectations and future operating plans. As a result, the remaining carrying value of this tradename is being amortized over its estimated useful life of 30 years.

The fair value of the impaired tradename was measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair value include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 10, Fair Value Measurements).

As of December 31, 2022, the fair value of one of our Outdoors & Security tradenames exceeded its carrying value of $111.0 million by less than 10%. A reduction in the estimated fair value of any of our tradenames could trigger impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

The significant assumptions used to estimate the fair value of the tradename impaired during the year ended December 31, 2020 were as follows:

Unobservable Input	2020
Discount rate	15.8%
Royalty rate (a)	5.0%
Long-term revenue growth rate (b)	3.0%

(a)
Represents estimated percentage of sales a market-participant would pay to license the impaired tradename.
(b)
Selected long-term revenue growth rate within 10-year projection period of the impaired tradename.

7. Leases

We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 31, 2022 and 2021 were immaterial.

Operating lease expense recognized in the consolidated statement of comprehensive income for the years ended December 31, 2022, 2021 and 2020 and were $37.4 million, $35.6 million and $32.8 million, respectively, including approximately $2.6 million, $1.8 million and $1.8 million of short-term and variable lease costs for the years ended December 31, 2022, 2021 and 2020, respectively.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35.1	$33.3	$30.3
Right-of-use assets obtained in exchange for operating lease obligations	$21.6	$33.9	$34.3
Weighted average remaining lease term - operating leases	5.6 years	6.1 years	6.9 years
Weighted average discount rate - operating leases	3.6%	3.5%	3.9%

Total lease payments under non-cancellable operating leases as of December 31, 2022 were as follows:

(In millions)
Year Ending December 31,
2023	$34.1
2024	26.4
2025	19.8
2026	17.0
2027	14.2
Thereafter	28.6
Total lease payments	140.1
Less imputed interest	(14.2)
Total	$125.9
Reported as of December 31, 2022
Other current liabilities	$30.5
Operating lease liabilities	95.4
Total	$125.9

8. External Debt and Financing Arrangements

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

At December 31, 2022, the Company had aggregate outstanding notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 31, 2022 and December 31, 2021:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 31, 2022	December 31, 2021
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.1	$497.4
4.000% Senior Notes	600.0	September 2018	September 2023	599.2	598.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.0	694.2
4.000% Senior Notes	450.0	March 2022	March 2032	445.8	-
4.500% Senior Notes	450.0	March 2022	March 2052	435.4	-
Total Senior Notes	$2,700.0			$2,673.5	$1,789.8

As of December 31, 2022 and December 31, 2021, the components of long-term debt were as follows:

(In millions)	2022	2021
Notes (due 2023 to 2052)	$2,673.5	$1,789.8
2022 Revolving Credit Agreement	—	520.0
2021 Term Loan	—	400.0
Total debt	2,673.5	2,709.8
Less: current portion	599.2	400.0
Total long-term debt	$2,074.3	$2,309.8

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating, and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments and certain other one-time adjustments. In addition, the Company’s ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On December 31, 2022 and December 31, 2021, our outstanding borrowings under this credit facility and our previous revolving credit facility were zero and $520.0 million, respectively. As of December 31, 2022, we believe we are in compliance with all covenants under this credit facility.

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (“2021 Term Loan”) for general corporate purposes that matured in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the "First Amendment"). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company's long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the "Second Amendment") increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. Proceeds from the increased 2021 Term Loan were used to repay outstanding balances under our previous revolving credit facility. The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the 2022 Notes and other existing sources of liquidity.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million in aggregate as of December 31, 2022 and $17.5 million as of December 31, 2021, of which there were no outstanding balances as of December 31, 2022 and 2021. The weighted-average interest rates on these borrowings were zero in 2022 and 2021.

Commercial Paper

In November 2021, the Company established a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company plans to use net proceeds from any issuances under the Commercial Paper Program for general corporate purposes.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 31, 2022.

Debt payments due during the next five years as of December 31, 2022 are $600 million in 2023, zero in 2024, $500 million in 2025, zero in 2026, zero in 2027 and $1,600 million in 2028 and beyond. Interest payments due during the next five years as of December 31, 2022 are $105 million in 2023, $152 million in 2024 through 2025, $122 million in 2026 through 2027 and $642 million in 2028 and beyond.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. The gross notional amount of all commodity derivatives outstanding at December 31, 2022 was $17.8 million, representing a net settlement liability of $3.6 million. The gross notional amount of all commodity derivatives outstanding at December 31, 2021 was $5.0 million, representing a net settlement asset of zero.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the consolidated statements of income. The changes in the fair value of cash flow hedges are reported in OCI and are recognized in the consolidated statements of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2022 was $285.0 million, representing a net settlement asset of $4.2 million. Based on foreign exchange rates as of December 31, 2022, we estimate that $2.3 million of net derivative gains included in accumulated other comprehensive income as of December 31, 2022 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 31, 2022 and 2021 were:

		Fair Value
(In millions)	Location	2022	2021
Assets:
Foreign exchange contracts	Other current assets	$5.0	$3.6
Interest rate contracts	Other current assets	84.6	—
	Total assets	$89.6	$3.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.7	$0.7
Commodity contracts	Other current liabilities	3.6	0.1
	Total liabilities	$4.3	$0.8

The effects of derivative financial instruments on the consolidated statements of income in 2022, 2021 and 2020 were:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,790.1	$119.2	$12.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(22.4)
Derivative designated as hedging instruments	—	—	21.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.8	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(7.3)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	3.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$2,840.6	$84.3	$0.4
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(4.7)
Derivative designated as hedging instruments	—	—	2.1
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(2.6)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.3	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2020
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,157.4	$83.8	$15.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	3.5
Derivative designated as hedging instruments	—	—	(2.8)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.7)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.6	—

The cash flow hedges from continuing operations recognized in other comprehensive income were net gains (losses) of $119.0 million, $1.0 million and $(1.8) million in 2022, 2021 and 2020 respectively.

10. Fair Value Measurements

ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are level 3, except for pension assets discussed in Note 14.

The carrying value and fair value of debt as of December 31, 2022 and 2021 were as follows:

(In millions)	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,673.5	$2,412.6	$1,789.8	$1,902.9
2022 Revolving Credit Agreement	—	—	520.0	520.0
2021 Term Loan	—	—	400.0	400.0

The estimated fair value of our term loan and revolving credit facility is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 were as follows:

(In millions)	Fair Value
	2022	2021
Assets:
Derivative asset financial instruments (level 2)	$89.6	$3.6
Deferred compensation program assets (level 2)	14.9	14.6
Total assets	$104.5	$18.2
Liabilities:
Derivative liability financial instruments (level 2)	$4.3	$0.8

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

11. Common Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share and 60 million authorized shares of preferred stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2022 and 2021 were as follows:

	Common Shares		Treasury Shares
	2022	2021	2022	2021
Balance at the beginning of the year	135,064,296	138,660,154	50,252,566	45,406,158
Stock plan shares issued	856,175	1,250,550	—	—
Shares surrendered by optionees	(316,450)	(144,280)	316,450	144,280
Common stock repurchases	(7,563,462)	(4,702,128)	7,563,462	4,702,128
Balance at the end of the year	128,040,559	135,064,296	58,132,478	50,252,566

At December 31, 2022, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2022, we repurchased 7.6 million shares of outstanding common stock under the Company’s share repurchase program for $580.1 million. As of December 31, 2022, the Company’s total remaining share repurchase authorization under the remaining program was approximately $584.6 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12. Accumulated Other Comprehensive Income (Loss)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2022 and 2021 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income
	2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	$4.8	$(2.6)	Cost of products sold
Interest rate contracts	3.6	0.6	Interest expense
Commodity contracts	(7.3)	1.3	Cost of products sold
	1.1	(0.7)	Total before tax
	0.6	0.2	Tax expense
	$1.7	$(0.5)	Net of tax
Defined benefit plan items
Recognition of actuarial losses	$1.3	$(0.8)	Other income (expense)
	0.4	0.2	Tax benefit
	1.7	$(0.6)	Net of tax
Total reclassifications for the period	$3.4	$(1.1)	Net of tax

(a)
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 15, “Defined Benefit Plans,” for additional information.

The amounts in the table above reflect continuing operations, and exclude amounts related to discontinued operations of $4.5 million and $2.9 million in 2022 and 2021, respectively. Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(11.5)	$5.5	$(66.6)	$(72.6)
Amounts classified into accumulated other comprehensive (loss) income	18.7	(3.7)	(2.7)	12.3
Amounts reclassified into earnings	—	2.4	2.8	5.2
Net current period other comprehensive (loss) income	18.7	(1.3)	0.1	17.5
Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	(3.9)	1.1	35.1	32.3
Amounts reclassified into earnings	—	(2.4)	0.6	(1.8)
Net current period other comprehensive (loss) income	(3.9)	(1.3)	35.7	30.5
Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	(23.4)	99.6	(14.6)	61.6
Amounts reclassified into earnings	—	(6.2)	(1.7)	(7.9)
Net current period other comprehensive (loss) income	(23.4)	93.4	(16.3)	53.7
Distribution of Masterbrand	8.0	(2.8)	3.1	8.3
Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4

13. Stock-Based Compensation

As of December 31, 2022, we had awards outstanding under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan (the "2022 Plan"), the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”) and the 2011 Long-Term Incentive Plan (the “2011 Plan”) (collectively, the "Plans"). In 2022, stockholders approved the 2022 Plan, which provides for the granting of stock options, performance share awards ("PSAs"), restricted stock units ("RSUs') and other equity-based awards to employees, directors and consultants. No new stock-based awards can be made under the 2013 Plan or the 2011 Plan, but there are outstanding stock options under the Plans that continue to be exercisable. As of December 31, 2022, approximately 5.1 million shares of common stock remained authorized for issuance under the 2022 Plan. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to awards under the Plans may be recycled back into the total numbers of shares available for issuance under the 2022 Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares.

In connection with the Separation, under the provisions of the Plans and the Employee Matters Agreement entered into in connection with the Separation, the Company adjusted its outstanding equity awards in order to preserve the intrinsic value of the awards immediately before and after the Separation. At the time of the Separation, outstanding equity awards granted to Company service providers were adjusted to preserve the intrinsic value of the awards held, with unvested PSAs converting into time-based RSUs (“Adjusted RSUs”). All outstanding equity awards granted to MasterBrand service providers were converted into replacement awards of MasterBrand equity under the same methodology and ceased to represent equity awards with respect to the Company. Due to the adjustment of outstanding equity awards as a result of the Separation, the Company compared the fair value of the outstanding equity awards immediately before and after the Separation and, based on such comparison, no incremental fair value was required to be recognized. The number of equity awards granted and forfeited in the tables below primarily relate to the modifications in connection with the Separation, which resulted in the adjustment of Company shares subject to outstanding awards held by Company service providers and the forfeiture of Company equity awards by MasterBrand service providers.

Stock-based compensation expense was as follows:

(In millions)	2022	2021	2020
Restricted stock units	$16.6	$17.8	$15.6
Stock option awards	6.6	5.3	4.6
Performance awards	15.6	20.7	19.5
Director awards	1.3	1.3	0.9
Total pre-tax expense	40.1	45.1	40.6
Tax benefit	9.2	7.9	6.2
Total after tax expense	$30.9	$37.2	$34.4

Included in compensation costs are cash-settled restricted stock units of $0.3 million, $3.3 million and $2.3 million that are classified as a liability as of December 31, 2022, 2021 and 2020, respectively. Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

RSUs have been granted to officers and certain employees of the Company and represent the right to receive shares of Company common stock subject to continued employment through each vesting date. As a result of the Separation, the number of unvested RSUs awarded to the Company’s employees were adjusted to preserve the intrinsic value of such awards following the Separation. Also, all annual cycle PSAs outstanding on the date of the Separation were replaced with RSUs (“Adjusted RSUs”). For purposes of determining the number of Adjusted RSUs, the number of Adjusted RSUs earned was based upon projected performance results through the end of the applicable performance period, calculated based on actual performance from the beginning of the applicable performance period through the end of the fiscal quarter immediately preceding the Separation and expected performance through the remainder of the applicable performance period had the Separation not occurred. RSUs generally vest ratably over a three-year period, with the exception of the RSUs that were converted from PSAs, which vest at the end of the original three-year performance cycles. In addition, certain employees can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each RSU granted by using the average of the high and low share prices on the date of grant.

A summary of activity with respect to RSUs outstanding under the Plans for the year ended December 31, 2022 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2021	396,399	$75.45
Granted	1,485,979	$71.85
Vested	(184,290)	$69.37
Forfeited	(519,762)	$80.45
Non-vested at December 31, 2022	1,178,326	$69.65

The remaining unrecognized pre-tax compensation cost related to RSUs at December 31, 2022 was approximately $26.0 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of RSUs that vested during 2022, 2021 and 2020 was $16.8 million, $15.6 million and $17.1 million, respectively.

Stock Option Awards

Stock options were granted to officers and certain employees of the Company and represent the right to purchase shares of Company common stock subject to continued employment through each vesting date. Stock options granted under the Plans generally vest over a three-year period and generally expire ten years from the grant date. As a result of the Separation, the number of stock options awarded to the Company’s employees and the corresponding exercise price of each award was adjusted to preserve the intrinsic value of such awards following the Separation.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2022	2021	2020
Current expected dividend yield	1.2%	1.2%	1.4%
Expected volatility	34.8%	35.1%	25.9%
Risk-free interest rate	2.3%	0.6%	1.2%
Expected term	5.2 years	5.2 years	5.3 years

Beginning in 2020, the determination of expected volatility is based on the volatility of Fortune Brands common stock. The determination of expected volatility in prior years is based on a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 31, 2022, 2021 and 2020 was $24.50, $24.55 and $15.21, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and former employees of Fortune Brands, Inc., the Company from which we spun off from in 2011, for the year ended December 31, 2022 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2021	1,819,151	$61.87
Granted	2,715,899	$60.02
Exercised	(29,435)	$37.83
Expired/forfeited	(2,179,188)	$65.26
Outstanding at December 31, 2022	2,326,427	$56.84

Options outstanding and exercisable at December 31, 2022 were as follows:

	Options Outstanding (a)			Options Exercisable (b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$20.01 to $76.63	2,326,427	5.93	$56.84	1,701,253	$51.98

(a)
At December 31, 2022, the aggregate intrinsic value of options outstanding was $12.6 million.
(b)
At December 31, 2022, the weighted-average remaining contractual life of options exercisable was 5.0 years and the aggregate intrinsic value of options exercisable was $12.2 million.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2022 was $6.2 million, and the weighted-average period of time over which this cost will be recognized is 1.8 years. The fair value of options that vested during the years ended December 31, 2022, 2021 and 2020 was $26.2 million, $4.8 million and $8.0 million, respectively. The intrinsic value of Fortune Brands stock options exercised in the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $40.1 million and $54.2 million, respectively.

Performance Share Awards

PSAs were granted to officers and certain employees of the Company in 2020, 2021 and 2022 and represented the right to earn shares of Company common stock based on the achievement of company-wide performance conditions during the three-year performance period. As a result of the Separation, these three outstanding PSAs were replaced with Adjusted RSUs as described above. For purposes of determining the number of Adjusted RSUs, the number of Adjusted RSUs earned was based upon projected performance results through the end of the applicable performance period, calculated based on actual performance from the beginning of the applicable performance period through the end of the fiscal quarter immediately preceding the Separation and expected performance through the remainder of the applicable performance period had the Separation not occurred. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each PSAs is based on the average of the high and low stock prices on the date of grant.

The following table summarizes information about PSAs as of December 31, 2022, as well as activity during the year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2021	543,333	$64.68
Granted	708,111	$69.40
Vested	(475,760)	$47.76
Forfeited	(755,112)	$79.47
Non-vested at December 31, 2022	20,572	$75.59

The remaining unrecognized pre-tax compensation cost related to PSAs at December 31, 2022 was approximately $0.8 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of PSAs that vested during 2022 was $11.4 million (475,760 shares).

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plans. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director cash compensation paid in stock or can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2022, 2021 and 2020, we awarded 17,649, 12,114 and 20,181 shares of Company common stock to outside directors with a weighted-average fair value on the date of the award of $73.94, $107.73 and $46.82, respectively.
14. Revenue

Our principal performance obligations are the sale of faucets and accessories, fiberglass and steel entry-door systems and locks, safes, safety, security devices and decking, and kitchen and bath cabinets (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 18, Commitments, for further discussion.

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $27.2 million and $22.9 million as of December 31, 2022 and 2021, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within other current assets and were approximately $2.9 million and $2.2 million as of December 31, 2022 and 2021, respectively.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended December 31, 2022, 2021 and 2020.

(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Wholesalers(a)	$2,100.0	$2,027.9	$1,500.6
Home Center retailers(b)	1,270.7	1,254.1	928.2
Other retailers(c)	392.9	440.7	346.0
U.S. net sales	3,763.6	3,722.7	2,774.8
International(d)	959.4	1,078.4	846.5
Net sales	$4,723.0	$4,801.1	$3,621.3
(a)
Represents sales to customers whose business is oriented toward builders, professional tradespeople and home remodelers, inclusive of sales through our customers’ respective internet website portals.
(b)
Represents sales to the three largest “Do-It-Yourself” retailers: The Home Depot, Inc., Lowe's Companies, Inc. and Menards, Inc., inclusive of sales through their respective internet website portals.
(c)
Represents sales principally to our mass merchant and standalone, independent e-commerce customers.
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

15. Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees; however, the majority of these plans have been frozen to new participants, and benefit accruals were frozen for active participants on December 31, 2016. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2022 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Outdoors & Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status at December 31	2022	2021	2022	2021
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$712.0	$750.6	$9.8	$10.6
Service cost	0.2	0.4	0.4	0.2
Interest cost	20.4	19.3	0.4	0.2
Actuarial (loss) gain	(155.9)	(26.2)	(1.2)	(1.0)
Benefits paid	(33.1)	(32.1)	(0.4)	(0.2)
Projected benefit obligation at end of year	$543.6	$712.0	$9.0	$9.8
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$543.6	$712.0	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$649.8	$624.2	$—	$—
Actual return on plan assets	(144.8)	37.8	—	—
Employer contributions	10.6	19.9	0.4	(0.1)
Benefits paid	(33.1)	(32.1)	(0.4)	0.1
Fair value of plan assets at end of year	$482.5	$649.8	$—	$—
Funded status (Fair value of plan assets less PBO)	$(61.1)	$(62.2)	$(9.0)	$(9.8)

The actuarial loss is primarily a result of changes in discount rates from year to year.

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2022	2021	2022	2021
Current benefit payment liability	$(1.5)	$(1.3)	$(1.2)	$(0.8)
Accrued benefit liability	(59.6)	(60.9)	(7.8)	(9.0)
Net amount recognized	$(61.1)	$(62.2)	$(9.0)	$(9.8)

As of December 31, 2021, we adopted the new Society of Actuaries MP-2020 mortality tables, resulting in an immaterial increase in plan benefit obligation, and deferred actuarial losses in accumulated other comprehensive income.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss (gain) at December 31, 2020	$70.1	$—
Recognition of actuarial loss	(1.1)	0.5
Current year actuarial loss	(36.6)	(0.9)
Net actuarial loss (gain) at December 31, 2021	$32.4	$(0.4)
Recognition of actuarial loss	0.3	1.0
Current year actuarial gain	17.0	(1.1)
Net actuarial loss at December 31, 2022	$49.7	$(0.5)

Components of net periodic benefit cost were as follows:

Components of Net Periodic Benefit (Income) Cost	Pension Benefits			Postretirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Service cost	$0.2	$0.4	$(5.2)	$0.4	$0.2	$—
Interest cost	20.4	19.3	35.2	0.4	0.2	—
Expected return on plan assets	(28.1)	(27.4)	(33.3)	—	—	—
Recognition of actuarial losses (gains)	(0.3)	1.1	2.1	(1.0)	(0.5)	(0.1)
Settlement/Curtailment losses (gains)	—	—	0.6	—	—	—
Net periodic benefit (income) cost	$(7.8)	$(6.6)	$(0.6)	$(0.2)	$(0.1)	$(0.1)

Assumptions	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount rate	5.2%	2.9%	2.6%	5.8%	3.9%	5.9%
Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:
Discount rate	2.9%	2.6%	3.3%	3.9%	5.9%	6.4%
Expected long-term rate of return on plan assets	4.4%	4.4%	4.5%	—	—	—

	Postretirement Benefits
	2022		2021
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations and Net Cost at December 31:
Health care cost trend rate assumed for next year	5.8/6.3%	(a)	6.3/6.7%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2028		2028

(a)
The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 31, 2022 and 2021 were as follows:

(In millions)	Total as of balance sheet date
	2022	2021
Group annuity/insurance contracts (level 3)	$26.0	$25.5
Collective trusts:
Cash and cash equivalents	6.3	3.2
Equity	113.8	174.8
Fixed income	291.6	409.7
Multi-strategy hedge funds	21.3	17.2
Real estate	23.5	19.4
Total	$482.5	$649.8

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2022	2021
January 1	$25.5	$24.8
Actual return on assets related to assets still held	0.5	0.7
December 31	$26.0	$25.5

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts, are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share), we excluded all investments measured using net asset value per share in the amount of $456.5 million and $624.3 million as of December 31, 2022 and 2021, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2022, we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The defined benefit asset allocation policy of the plans allows for an equity allocation of 0% to 75%, a fixed income allocation of 25% to 100%, a cash allocation of up to 25% and other investments of up to 20%. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocations meets the needs of the liability structure.

Our 2023 expected blended long-term rate of return on plan assets of 6.1% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2023	$35.6	$1.1
2024	36.1	1.1
2025	36.9	1.1
2026	37.8	1.1
2027	38.1	1.1
Years 2028-2032	191.7	5.7

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $36.3 million, $33.1 million and $22.3 million in 2022, 2021 and 2020, respectively.

16. Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2022	2021	2020
Domestic operations	$563.1	$591.0	$396.1
Foreign operations	104.0	135.4	103.1
Income before income taxes and noncontrolling interests	$667.1	$726.4	$499.2

Income tax expense in the consolidated statement of income consisted of the following:

(In millions)	2022	2021	2020
Current
Federal	$62.4	$102.4	$50.5
Foreign	34.3	40.2	49.0
State and other	16.0	16.9	15.9
Deferred
Federal	15.3	11.5	7.6
Foreign	1.5	(4.9)	(12.6)
State and Local	(2.3)	0.6	0.4
Total income tax expense	$127.2	$166.7	$110.8

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

(In millions)	2022	2021	2020
Income tax expense computed at federal statutory income tax rate	$140.1	$152.5	$104.9
State and local income taxes, net of federal tax benefit	18.5	23.8	15.3
Foreign taxes at a different rate than U.S. federal statutory income tax rate	9.1	9.2	6.7
Provision for foreign earnings repatriation, net	1.2	—	2.1
Net adjustments for uncertain tax positions	(26.2)	(11.3)	(4.2)
Share-based compensation	(5.4)	(9.0)	(9.8)
Deferred tax impact of state tax rate changes	(1.9)	(0.7)	(0.8)
Valuation allowance (decrease) increase	(5.8)	4.7	(7.1)
Non-deductible executive compensation	7.5	5.0	1.6
Expiration of loss carryforwards	—	—	6.6
Miscellaneous other, net	(9.9)	(7.5)	(4.5)
Income tax expense as reported	$127.2	$166.7	$110.8
Effective income tax rate	19.1%	22.9%	22.2%

The 2022 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation. This expense was offset by favorable benefits for the release of uncertain tax positions, primarily related to audit closures and statute of limitations lapses, share-based compensation, and a valuation allowance decrease.

The 2021 and 2020 effective income tax rates were unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation. Both 2021 and 2020 expenses were offset by favorable benefits for the release of uncertain tax positions, primarily related to statute of limitations lapses, and share-based compensation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

(In millions)	2022	2021	2020
Unrecognized tax benefits—beginning of year	$83.1	$96.1	$88.0
Gross additions—current year tax positions	2.1	2.6	7.2
Gross additions—prior year tax positions	—	2.0	3.7
Gross additions (reductions)—purchase accounting adjustments	—	—	12.1
Gross reductions—prior year tax positions	(50.5)	(16.6)	(11.7)
Gross reductions—settlements with taxing authorities	(1.3)	(1.0)	(3.2)
Unrecognized tax benefits—end of year	$33.4	$83.1	$96.1

The amount of UTBs that, if recognized as of December 31, 2022, would affect the Company’s effective tax rate is $33.4 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease by $9.8 million primarily as a result of the lapse of statutes of U.S. federal, state and foreign income taxes.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2022 and 2021, the Company recognized an interest and penalty benefit of approximately $6.4 million and $1.9 million, respectively. In 2020, the Company recognized interest and penalty expense of approximately $0.7 million. As of December 31, 2022, and 2021, the Company had accruals for the payment of interest and penalties of $8.8 million and $15.5 million, respectively.

The Company files income tax returns in the U.S., various state, and foreign jurisdictions. The Company has recently concluded its examination by the U.S. Internal Revenue Service for the periods related to 2017 and 2018 and is generally subject to examination by the IRS for years 2019 and later. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2017, Mexico for years after 2016 and China for years after 2018.

The components of net deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

(In millions)	2022	2021
Deferred tax assets:
Compensation and benefits	$21.0	$30.8
Defined benefit plans	15.4	16.5
Capitalized inventories	17.8	21.0
Accounts receivable	4.2	5.0
Operating lease liabilities	31.0	34.5
Other accrued expenses	51.2	50.8
Net operating loss and other tax carryforwards	23.5	24.1
Valuation allowance	(13.8)	(20.7)
Miscellaneous	6.7	24.0
Total deferred tax assets	157.0	186.0
Deferred tax liabilities:
Fixed assets	(60.3)	(73.0)
Intangible assets	(152.5)	(125.8)
Operating lease assets	(29.3)	(32.6)
Other investments	(28.2)	(0.9)
Miscellaneous	(6.5)	(8.1)
Total deferred tax liabilities	(276.8)	(240.4)
Net deferred tax liability	$(119.8)	$(54.4)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 31, 2022 and 2021 as follows:

(In millions)	2022	2021
Other assets	17.1	27.3
Deferred income taxes	(136.9)	(81.7)
Net deferred tax liability	$(119.8)	$(54.4)

As of December 31, 2022, and 2021, the Company had deferred tax assets related to net operating losses and other tax carryforwards of $23.5 million and $24.1 million, respectively. Approximately $2.6 million expires between 2023 and 2027, and the remainder will expire in 2028 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets. Management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017, were subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of these earnings. As of December 31, 2022, the Company has recorded an estimated deferred tax liability of $0.5 million for taxes that will be payable upon distribution of these earnings.

Subsequent to December 31, 2017, we consider the unremitted earnings of certain foreign subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. We have not provided deferred taxes on the remaining book over tax outside basis difference of $191.8 million related to these subsidiaries. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to these earnings is $12.2 million.

17. Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 31, 2022 were as follows:

	Year Ended December 31, 2022
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water Innovations	$6.3	$(0.2)	$0.8	$6.9
Outdoors & Security	25.1	(6.2)	—	18.9
Corporate	1.0	—	—	1.0
Total	$32.4	$(6.4)	$0.8	$26.8

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

Restructuring and other charges in 2022 are largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across both segments.

Pre-tax restructuring and other charges for the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water Innovations	$(1.1)	$2.0	$2.1	$3.0
Outdoors & Security	10.4	—	(0.6)	9.8
Total	$9.3	$2.0	$1.5	$12.8

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

Restructuring and other charges in 2021 were largely related to severance costs associated with the relocation of manufacturing facilities within our Outdoors & Security segment.

Pre-tax restructuring and other charges for the year ended December 31, 2020 were as follows:

	Year Ended December 31, 2020
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water Innovations	$6.0	$4.4	$(1.7)	$8.7
Outdoors & Security	3.0	0.9	—	3.9
Corporate	1.4	—	0.3	1.7
Total	$10.4	$5.3	$(1.4)	$14.3

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

Restructuring and other charges in 2020 largely related to headcount actions associated with COVID-19 across both segments and costs associated with changes in our manufacturing processes within our Water Innovations segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/21	2022 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/22
Workforce reduction costs	$3.2	$19.4	$(6.4)	$—	$16.2
Other	0.8	13.0	(0.3)	—	13.5
	$4.0	$32.4	$(6.7)	$—	$29.7

(a)
Cash expenditures primarily related to severance charges.

(In millions)	Balance at 12/31/20	2021 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/21
Workforce reduction costs	$5.4	$8.5	$(10.7)	$—	$3.2
Other	—	0.8	—	—	0.8
	$5.4	$9.3	$(10.7)	$—	$4.0

(a)
Cash expenditures primarily related to severance charges.

18. Commitments

Purchase Obligations

Purchase obligations of the Company as of December 31, 2022 were $561.3 million, of which $534.0 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms, and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended December 31, 2022, 2021 and 2020.

(In millions)	2022	2021	2020
Reserve balance at the beginning of the year	$19.5	$19.0	$18.5
Provision for warranties issued	8.1	8.5	4.8
Settlements made (in cash or in kind)	(9.0)	(8.4)	(5.9)
Acquisition	1.7	0.3	1.5
Foreign currency	(0.2)	0.1	0.1
Reserve balance at end of year	$20.1	$19.5	$19.0

19. Information on Business Segments

Following the Separation, the operating results of our Cabinets segment have been classified as discontinued operations for all periods presented, we have two operating segments. The tables below reflect the results of operations of the Company's operating segments in continuing operations, consistent with internal reporting used by the Company.

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Water Innovations segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa and Shaws brands. The Outdoors & Security segment includes fiberglass and steel entry door systems under the Therma-Tru brand name, storm, screen and security doors under the Larson brand name, composite decking and railing under the Fiberon brand name, urethane millwork under the Fypon brand name, locks, safety and security devices, and electronic security products under the Master Lock and American Lock brands, and fire-resistant safes, security containers and commercial cabinets under the SentrySafe brand. Corporate expenses consist of headquarters administrative expenses. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, China and Western Europe.

(In millions)	2022	2021	2020
Net sales:
Water Innovations	$2,570.2	$2,761.2	$2,202.1
Outdoors & Security	2,152.8	2,039.9	1,419.2
Net sales	$4,723.0	$4,801.1	$3,621.3

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2022, 2021 and 2020. Both of our business segments sell to The Home Depot and Lowe’s. Net sales to The Home Depot were 11.7%, 11.2% and 14.1% of net sales in 2022, 2021 and 2020, respectively. Net sales to Lowe’s were 12.0%, 11.9% and 11.1% of net sales in 2022, 2021 and 2020, respectively.

(In millions)	2022	2021	2020
Operating income:
Water Innovations	$614.6	$629.7	$467.9
Outdoors & Security	289.6	291.9	201.3
Corporate	(129.9)	(110.5)	(101.5)
Operating income	$774.3	$811.1	$567.7

(In millions)	2022	2021	2020
Total assets:
Water Innovations	$2,674.4	$2,614.7	$2,262.9
Outdoors & Security	2,820.0	2,619.4	2,453.8
Corporate	626.5	212.4	275.2
Total assets	$6,120.9	$5,446.5	$4,991.9
Depreciation expense:
Water Innovations	$34.9	$37.1	$37.6
Outdoors & Security	45.5	40.7	33.3
Corporate	2.5	2.8	2.7
Depreciation expense	$82.9	$80.6	$73.6
Amortization of intangible assets:
Water Innovations	$16.2	$14.9	$10.8
Outdoors & Security	32.1	31.5	13.4
Amortization of intangible assets	$48.3	$46.4	$24.2
Capital expenditures:
Water Innovations	$52.1	$38.1	$30.5
Outdoors & Security	138.1	124.2	76.4
Corporate	—	0.3	16.3
Capital expenditures, gross	190.2	162.6	123.2
Less: proceeds from disposition of assets	(8.2)	(1.8)	(1.0)
Capital expenditures, net	$182.0	$160.8	$122.2
Net sales by geographic region (a):
United States	$3,763.6	$3,722.7	$2,774.8
China	363.9	510.4	416.7
Canada	368.2	384.2	280.3
Other international	227.3	183.8	149.5
Net sales	$4,723.0	$4,801.1	$3,621.3
Property, plant and equipment, net:
United States	$673.5	$569.6	$487.3
Mexico	55.9	53.7	53.9
Canada	7.3	7.7	7.6
China	20.1	23.7	25.0
Other international	26.9	16.1	14.1
Property, plant and equipment, net	$783.7	$670.8	$587.9

(a)
Based on country of destination.

20. Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the quarters indicated and has been retrospectively adjusted to reflect MasterBrand historical financial results as discontinued operations. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(In millions, except per share amounts)
2022	1st	2nd	3rd	4th
Net sales	$1,140.2	$1,255.4	$1,195.5	$1,131.9
Gross profit	468.5	513.2	478.9	472.3
Income from continuing operations before income taxes	160.3	189.0	162.5	155.3
Net income from continuing operations	126.2	144.2	141.4	128.1
Net income (loss) from discontinued operations	54.8	47.7	62.7	(18.4)
Basic income from continuing operations per share	0.94	1.11	1.09	1.00
Basic income(loss) from discontinued operations per share	0.41	0.37	0.49	(0.14)
Diluted income from continuing operations per share	0.93	1.10	1.09	0.99
Diluted income (loss) from discontinued operations per share	0.41	0.37	0.48	(0.14)
Shares used in computation of basic income per share	133.4	130.3	129.3	128.1
Shares used in computation of diluted income per share	134.7	131.2	130.1	129.0

2021	1st	2nd	3rd	4th
Net sales	$1,083.1	$1,230.1	$1,269.9	$1,218.0
Gross profit	448.7	504.7	511.2	495.9
Income from continuing operations before income taxes	151.3	200.5	200.1	174.5
Net income from continuing operations	121.1	159.4	151.7	127.5
Net income from discontinued operations	56.7	57.7	50.6	47.7
Basic income from continuing operations per share	0.88	1.15	1.10	0.94
Basic income from discontinued operations per share	0.41	0.42	0.37	0.35
Diluted income from continuing operations per share	0.85	1.14	1.09	0.93
Diluted income from discontinued operations per share	0.40	0.41	0.36	0.36
Shares used in computation of basic income per share	138.6	138.4	137.8	135.3
Shares used in computation of diluted income per share	140.6	140.4	139.7	137.3

21. Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	2022	2021	2020
Income from continuing operations, net of tax	$539.9	$559.7	$380.8
Less: Noncontrolling interests	—	—	1.3
Income from continuing operations	$539.9	$559.7	$379.5
Income from discontinued operations	146.8	212.7	173.6
Net income attributable to Fortune Brands	$686.7	$772.4	$553.1
Earnings per common share
Basic
Continuing operations	$4.14	$4.07	$2.74
Discontinued operations	$1.13	$1.55	$1.25
Basic earnings per share attributable to Fortune Brands	$5.27	$5.62	$3.99
Diluted
Continuing operations	$4.11	$4.01	$2.71
Discontinued operations	$1.12	$1.53	$1.23
Diluted earnings per share attributable to Fortune Brands	$5.23	$5.54	$3.94
Basic average shares outstanding(a)	130.3	137.5	138.7
Stock-based awards	1.0	2.0	1.5
Diluted average shares outstanding(a)	131.3	139.5	140.2
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.3	0.3	0.8
(a)
Reflects the impact of share repurchases during the years ended December 31, 2022, 2021 and 2020, respectively.

22. Other (Income) Expense, Net

The components of other (income) expense, net, for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In millions)	2022	2021	2020
Defined benefit plan	$(8.7)	$(7.1)	$(1.1)
Foreign currency losses	3.3	4.6	1.5
Losses (gains) on equity investment	—	5.0	(11.0)
Other items, net	(6.6)	(2.1)	(4.7)
Total other (income) expense, net	$(12.0)	$0.4	$(15.3)

23. Contingencies

Litigation

The Company is a defendant in lawsuits that are ordinary, routine litigation matters incidental to its businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.

Environmental

We are involved in remediation activities to clean up hazardous wastes as required by federal and state laws. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under Superfund or similar state laws. As of December 31, 2022, twelve such instances have not been dismissed, settled or otherwise resolved. In 2022, none of our subsidiaries were identified as a PRP in a new instance and no instances were settled, dismissed or otherwise resolved. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. At December 31, 2022 and 2021, we had accruals of $0.3 million and $0.4 million, respectively, relating to environmental compliance and cleanup including, but not limited to, the above mentioned Superfund sites.

24. Subsequent Events

Change in Reporting Segments

Effective as of the first quarter of 2023, the Company revised its segment reporting from 2 reportable segments, Water Innovations and Outdoors & Security, to 3 reportable segments, Water Innovations, Outdoors and Security. The change in segment reporting was made to align with changes made in the manner our chief operating decision maker reviews the Company’s operating results in assessing performance and allocating resources.

Fiscal Year Change

On January 19, 2023, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to a 52-or 53-week fiscal year ending on the Saturday closest but not subsequent to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2023. This change was made in order to align the Company’s fiscal year with that of its operating businesses and to align the Company’s reporting calendar with how the Company evaluates its businesses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over "financial reporting", as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which appears herein.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Proposal 1 – Election of Directors,” “Corporate Governance - Board Committees - Audit Committee” and, if applicable, “Delinquent Section 16(a) Reports” contained in the 2023 Proxy Statement, which information is incorporated herein by reference. See the information under the caption "information about our Executive Officers" contained in Part I of this Annual Report on Form 10-K.

The Company’s Board of Directors has adopted a Code of Business Conduct & Ethics that sets forth various policies and procedures intended to promote the ethical behavior of all of the Company’s employees. The Company’s Board of Directors has also adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct & Ethics and the Code of Ethics for Senior Financial Officers are available, free of charge, on the Company’s website, http://ir.fbin.com/governing-high-standards. A copy of these documents is also available and will be sent to stockholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Business Conduct & Ethics or the Code of Ethics for Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

Item 11. Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance - Board Committees - Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “2022 Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2023 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2023 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2023 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2023 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2023 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements, Financial Statement Schedules and Exhibits.
(1)
Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2022 and 2021 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof. (PCAOB ID Number: 238)

(2)
Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 97.

(3)
Exhibits

2.1.

Equity Purchase Agreement dated November 16, 2020 between Fortune Brands Doors, Inc., Fortune Brands Home & Security, Inc. and the owners of Larson Manufacturing Company of South Dakota and its affiliated companies, is incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed on February 24, 2021.

2.2.

Separation and Distribution Agreement dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 16, 2022.

2.3.

Stock Purchase Agreement, dated December 1, 2022, by and among ASSA ABLOY Inc., Fortune Brands Home & Security, Inc., and ASSA ABLOY AB, solely for purposes of Section 13.20 thereunder, is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 2, 2022.

3.1.

Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc., dated as of September 27, 2011, is incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2012.

3.2.

Certificate of Amendment to the Restated Certificate of Incorporation of Fortune Brands Home & Security, Inc., dated as of December 15, 2022, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2022.

3.3.

Amended and Restated Bylaws as of Fortune Brands Innovations, Inc., effective December 13, 2022, are incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-k filed on December 16, 2022.

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

4.6.

Fourth Supplemental Indenture, dated as of March 25, 2022, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent, is incorporated herein by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on March 25, 2022.

4.7	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015.
4.8.	Form of global certificate for the Company’s 4.000% Senior Notes due 2023 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 21, 2018.
4.9.	Form of global certificate for the Company’s 3.250% Senior Notes due 2029 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 13, 2019.
4.10	Form of global certificate for the 4.000% Senior Notes due 2032 is incorporated herein by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed on March 25, 2022.
4.11	Form of global certificate for the 4.500% Senior Notes due 2052 is incorporated herein by reference to Exhibit 4.11 to the Company's Current Report on Form 8-K filed on March 25, 2022.
10.1.

Transition Services Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc., is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2022.

10.2.

Tax Allocation Agreement, dated December 14, 2022, by and between Fortune Brands Home & Security, Inc. and MasterBrand, Inc. is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2022.

10.3.

Employee Matters Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc., is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2022.

10.4.

Indemnification Agreement, dated as of September 14, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011.

10.5.

Tax Allocation Agreement, dated as of September 28, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Beam Suntory Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011.

10.6.

$1,250,000,000 Third Amended and Restated Credit Agreement, dated as of August 2, 2022, among Fortune Brands Home & Security, Inc., the lenders party thereto, Bank of America N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2022.

10.7.

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
10.11.

Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016.*

10.12.

Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, effective as of May 3, 2022, is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 21, 2022.*

10.13.

Form of 2012 Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.14.

Form of 2013 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2011 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 27, 2013.*

10.15.

Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014.*

10.16.

Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.17.

Form of Stock Option Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.18

Form of Stock Option Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2022.*

10.19.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.20

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2022.*

10.21.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.22.

Form of Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.23.

Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Nicholas I. Fink, Patrick D. Hallinan, Hiranda S. Donoghue, Sheri R. Grissom, John D. Lee, Cheri M. Phyfer, Ron Wilson and May Russell, is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018.*

10.24.

Form of Agreement for the Payment of Benefits Following Termination of Employment for each of R. David Banyard, Jr. and Brett E. Finley is incorporated herein by reference to Exhibit 10.24 to the Company’s annual Report on Form 10-K filed on February 28, 2018.*

10.25.

Fortune Brands Home & Security, Inc. Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2013) is incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10‑K filed on February 27, 2013.*

10.26.

Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.27.

Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017 is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.*

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
101.

The following materials from the Fortune Brands Innovations, Inc. Annual Report on Form 10‑K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.**

104.	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.**

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

FORTUNE BRANDS INNOVATIONS, INC. (The Company)

Date: February 28, 2023	By:
/s/ nicholas i. fink
Nicholas I. Fink
Chief Executive Officer (principal executive officer)

/s/ patrick d. hallinan
Patrick D. Hallinan Executive Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ nicholas i. fink	/s/ susan s. kilsby*
Nicholas I. Fink, Chief Executive Officer and Director (principal executive officer) Date: February 28, 2023	Susan S. Kilsby, Director Date: February 28, 2023

/s/ patrick d. hallinan	/s/ a.d. david mackay*
Patrick D. Hallinan, Executive Vice President and Chief Financial Officer (principal financial officer) Date: February 28, 2023	A.D. David Mackay, Director Date: February 28, 2023

/s/ danny luburic	/s/ john g. morikis *
Danny Luburic, Vice President – Controller (principal accounting officer) Date: February 28, 2023	John G. Morikis, Director Date: February 28, 2023

/s/ amit banati*	/s/ jeffery s. perry*
Amit Banati, Director Date: February 28, 2023	Jeffery S. Perry, Director Date: February 28, 2023

/s/ irial finan*	/s/ david m. thomas*
Irial Finan, Director Date: February 28, 2023	David M. Thomas, Director Date: February 28, 2023

/s/ ann fritz hackett*
Ann Fritz Hackett, Director Date: February 28, 2023	Ronald V. Waters, III, Director

*By:	/s/ Hiranda Donaghue
Hiranda Donaghue, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 31, 2022, 2021 and 2020

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions (a)	Business Acquisition (b)	Balance at End of Period
2022:
Allowance for cash discounts and sales allowances	$135.9	$287.0	$(306.7)	$—	$116.2
Allowance for credit losses	5.7	3.7	(3.9)	—	5.5
Allowance for deferred tax assets	20.7	(6.9)	—	—	13.8
2021:
Allowance for cash discounts and sales allowances	$109.9	$296.9	$(270.9)	—	$135.9
Allowance for credit losses	4.3	4.0	(2.6)	—	5.7
Allowance for deferred tax assets	9.6	5.0	6.1		20.7
2020:
Allowance for cash discounts and sales allowances	$64.0	$173.8	$(130.7)	$2.8	$109.9
Allowance for credit losses	2.2	4.8	(2.7)	—	4.3
Allowance for deferred tax assets	16.8	(7.2)	—	—	9.6

(a)
Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.
(b)
Represents purchase accounting adjustment related to the Larson acquisition within our Outdoors & Security segment in 2020.