Form 10-Q
period 2023-04-01
Fortune Brands Innovations, Inc.
filed 2023-04-27
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 484-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FBIN	New York Stock Exchange

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 14, 2023 was 126,709,841.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Thirteen Weeks Ended April 1, 2023 and

Three Months Ended March 31, 2022

(In millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Net sales	$1,040.0	$1,140.2
Cost of products sold	631.7	671.8
Selling, general and administrative expenses	260.8	276.4
Amortization of intangible assets	12.6	11.6
Restructuring charges	3.1	0.6
Operating income	131.8	179.8
Interest expense	26.8	21.7
Other income, net	(6.3)	(2.1)
Income from continuing operations before income taxes	111.3	160.2
Income tax	25.7	34.0
Income from continuing operations, net of tax	85.6	126.2
(Loss) income from discontinued operations, net of tax	(1.0)	54.7
Net Income	$84.6	$180.9

Basic earnings per common share
Continuing operations	$0.67	$0.95
Discontinued operations	(0.01)	0.41
Basic earnings per share	$0.66	$1.36

Diluted earnings per common share
Continuing operations	$0.67	$0.94
Discontinued operations	(0.01)	0.40
Diluted earnings per share	$0.66	$1.34

Comprehensive income	$83.9	$240.8

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 1, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$539.1	$642.5
Accounts receivable less allowances for discounts and credit losses	559.0	521.8
Inventories	931.1	1,021.3
Other current assets	272.0	274.8
Total current assets	2,301.2	2,460.4
Property, plant and equipment, net of accumulated depreciation	805.8	783.7
Operating lease assets	111.9	118.9
Goodwill	1,643.6	1,640.7
Other intangible assets, net of accumulated amortization	990.7	1,000.8
Other assets	119.5	116.4
Total assets	$5,972.7	$6,120.9
Liabilities and equity
Current liabilities
Short-term debt	$599.5	$599.2
Accounts payable	423.7	421.6
Other current liabilities	390.0	523.9
Total current liabilities	1,413.2	1,544.7
Long-term debt	2,074.9	2,074.3
Deferred income taxes	143.0	136.9
Accrued defined benefit plans	66.7	79.9
Operating lease liabilities	90.0	95.4
Other non-current liabilities	102.4	102.8
Total liabilities	3,890.2	4,034.0
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,094.1	3,069.6
Accumulated other comprehensive income (loss)	42.9	37.4
Retained earnings	2,402.4	2,323.8
Treasury stock	(3,458.8)	(3,345.8)
Total stockholders' equity	2,082.5	2,086.9
Total liabilities and equity	$5,972.7	$6,120.9

(a) Common stock, par value $0.01 per share; 186.7 million shares and 186.2 million shares issued at April 1, 2023 and December 31, 2022, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended April 1, 2023 and

Three Months Ended March 31, 2022

(In millions)

(Unaudited)

	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Operating activities
Net income	$84.6	$180.9
Non-cash adjustments:
Depreciation	19.3	30.9
Amortization of intangibles	12.6	16.0
Non-cash lease expense	8.1	10.9
Stock-based compensation	9.5	12.3
Deferred taxes	7.4	5.7
Amortization of deferred financing fees	1.0	0.8
Gain on sales of property, plant and equipment	—	(6.1)
Changes in assets and liabilities:
Increase in accounts receivable	(35.7)	(118.1)
Decrease (increase) in inventories	91.6	(128.2)
Increase (decrease) in accounts payable	2.7	(37.2)
Decrease (increase) in other assets	7.7	(27.1)
Decrease in accrued expenses and other liabilities	(116.9)	(151.8)
(Decrease) increase in accrued taxes	(15.8)	27.9
Net cash provided by (used in) operating activities	76.1	(183.1)
Investing activities
Capital expenditures (a)	(42.6)	(60.8)
Proceeds from the disposition of assets	—	8.0
Cost of acquisitions, net of cash acquired	—	(61.6)
Net cash used in investing activities	(42.6)	(114.4)
Financing activities
Issuance of short-term debt	—	700.0
Repayment of short-term debt	—	(1,100.0)
Issuance of long-term debt	—	2,874.5
Repayment of long-term debt	—	(1,814.0)
Proceeds from the exercise of stock options	2.3	0.2
Treasury stock purchases(b)	(100.0)	(377.1)
Employee withholding taxes related to stock-based compensation	(12.1)	(24.3)
Dividends to stockholders	(29.5)	(37.2)
Other financing, net	—	(18.9)
Net cash (used in) provided by financing activities	(139.3)	203.2
Effect of foreign exchange rate changes on cash	2.2	0.7
Net decrease in cash and cash equivalents	$(103.6)	$(93.6)
Cash, cash equivalents and restricted cash(c) at beginning of period	$648.3	$476.1
Cash, cash equivalents and restricted cash(c) at end of period	$544.7	$382.5
(a)
Capital expenditures of $11.1 million and $11.9 million that had not been paid as of April 1, 2023 and March 31, 2022, respectively, were excluded from the Statement of Cash Flows.
(b)
Treasury stock purchased for the three months ended March 31, 2022 excludes $2.5 million related to purchases that were not settled until after March 31, 2022.
(c)
Restricted cash of $2.7 million and $2.9 million is included in Other current assets and Other assets, respectively, as of April 1, 2023 and restricted cash of $1.3 million and $3.0 million is included in Other current assets and Other assets, respectively, as of March 31, 2022. Restricted cash of $2.1 million and $3.7 million is included in Other current assets and Other assets, respectively, as of December 31, 2022.

The Condensed Consolidated Statements of Cash Flows presented above include cash flows from continuing and discontinued operations. Refer to Note 4, Acquisitions and Dispositions, for additional details.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Thirteen Weeks Ended April 1, 2023 and

Three Months Ended March 31, 2022

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	—	—	—	180.9	—	180.9
Other comprehensive income (loss)	—	—	59.9	—	—	59.9
Stock options exercised	—	0.2	—	—	—	0.2
Stock-based compensation	—	12.3	—	—	(24.3)	(12.0)
Treasury stock purchases	—	—	—	—	(379.6)	(379.6)
Dividends	—	—	—	0.6	—	0.6
Balance at March 31, 2022	$1.9	$3,030.8	$35.3	$2,989.4	$(3,142.6)	$2,914.8

Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$2,086.9
Comprehensive income:
Net income	—	—	—	84.6	—	84.6
Other comprehensive income (loss)	—	—	(0.7)	—	—	(0.7)
Other		12.7	6.2	(6.0)	—	12.9
Stock options exercised	—	2.3	—	—	—	2.3
Stock-based compensation	—	9.5	—	—	(12.2)	(2.7)
Treasury stock purchases	—	—	—	—	(100.8)	(100.8)
Balance at April 1, 2023	$1.9	$3,094.1	$42.9	$2,402.4	$(3,458.8)	$2,082.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

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

On December 14, 2022, the Company completed the separation of its Cabinets business, MasterBrand, Inc. (“MasterBrand”), via a tax-free spin-off transaction (the “Separation”) to create an independent, publicly-traded company. Immediately following completion of the Separation, the Company changed its name from “Fortune Brands Home & Security, Inc.” to “Fortune Brands Innovations, Inc.” and its stock ticker changed from “FBHS” to “FBIN” to better reflect its focus on activities related to core brands and innovation. As a result of the Separation, our former Cabinets segment was disposed of and the operating results of the Cabinets business are reported as discontinued operations for all periods presented within this Quarterly Report on Form 10-Q. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 4, Acquisitions and Dispositions, in the condensed consolidated financial statements, and Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 of our 2022 Annual Report on Form 10-K for additional information.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 31, 2022 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

On January 19, 2023, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to a 52- or 53-week fiscal year ending on the Saturday closest but not subsequent to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2023. This change was made in order to align the Company’s fiscal year with that of its operating businesses and to align the Company’s reporting calendar with how the Company evaluates its businesses. As a result, the Company’s fiscal quarters for the 2023 fiscal year end on April 1, 2023, July 1, 2023, September 30, 2023, and December 30, 2023,

The condensed consolidated balance sheets as of April 1, 2023, the related condensed consolidated statements of comprehensive income, equity and cash flows for the thirteen weeks ended April 1, 2023 and the condensed consolidated statements of comprehensive income, equity and cash flows for the three months ended March 31, 2022 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

Effective in the first quarter of 2023, the Company revised its segment reporting from two reportable segments, Water Innovations and Outdoors & Security, to three reportable segments, Water Innovations (which we refer to as “Water”), Outdoors and Security. The change in segment reporting was made to align with changes made in the manner our chief operating decision maker reviews the Company’s operating results in assessing performance and allocating resources. Comparative prior periods amounts have been recast to conform to the new segment presentation.

On July 29, 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa” ), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. We financed the transaction with borrowings under our existing credit facility. The results of Aqualisa are reported as part of the Water segment. We have not included pro forma financial information as it is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of July 29, 2022 was $156.0 million.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, “Solar”), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of $61.6 million, net of cash acquired of $4.8 million. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors segment.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recently Issued Accounting Standards

No material impacts noted from recently issued accounting standards.

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	April 1, 2023	December 31, 2022
Inventories:
Raw materials and supplies	$285.0	$309.4
Work in process	80.2	83.5
Finished products	565.9	628.4
Total inventories	$931.1	$1,021.3

Property, plant and equipment, gross	$1,653.4	$1,614.3
Less: accumulated depreciation	847.6	830.6
Property, plant and equipment, net	$805.8	$783.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions and Dispositions

Cabinets

On December 14, 2022, the Company completed the separation of its Cabinets business, MasterBrand, Inc. (“MasterBrand”), via a tax-free spin-off transaction (the “Separation”) to create an independent, publicly-traded company. Immediately following completion of the Separation, the Company changed its name from “Fortune Brands Home & Security, Inc.” to “Fortune Brands Innovations, Inc.” and its stock ticker changed from “FBHS” to “FBIN” to better reflect its focus on activities related to core brands and innovation.

The condensed consolidated statements of income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of MasterBrand as discontinued operations. For the three months ended March 31, 2022, the condensed consolidated statement of cash flows includes net cash provided from operations related to discontinued operations of $19.0 million and net cash in investing activities of $11.0 million. Depreciation, amortization and capital expenditures attributable to discontinued operations for the three months ended March 31, 2022, were $11.0 million, $4.4 million and $11.0 million, respectively.

Aqualisa

In July 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa”), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. We financed the transaction with borrowings under our existing credit facility. The results of Aqualisa are reported as part of the Water segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of July 29, 2022, was $156.0 million, which includes $88.7 million of goodwill. Goodwill includes expected sales and cost synergies and is not expected to be deductible for income tax purposes.

Solar

In January 2022, we acquired 100% of the outstanding equity of Solar for a purchase price of $61.6 million, net of cash acquired of $4.8 million. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of January 31, 2022, was $61.6 million, which includes $23.3 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

Flo Technologies

In 2018, our Water segment entered into a strategic partnership with, and acquired non-controlling equity interests in, Flo Technologies, Inc. (“Flo”), a U.S. manufacturer of comprehensive water monitoring and shut-off systems with leak detection technologies. In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022. On January 30, 2022, we made a final cash payment of $16.7 million to the legacy minority shareholders to acquire such shares which is reflected within Other financing, net in our consolidated statements of cash flows.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $1,643.6 million and $1,640.7 million as of April 1, 2023 and December 31, 2022, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 31, 2022(a)	$893.4	$651.0	$96.3	$1,640.7
Year-to-date foreign currency translation adjustments	2.8	—	0.1	2.9
Goodwill at April 1, 2023(a)	$896.2	$651.0	$96.4	$1,643.6

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of April 1, 2023 and December 31, 2022 were as follows:

(In millions)	As of April 1, 2023			As of December 31, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$478.2	$—	$478.2	$478.1	$—	$478.1
Amortizable intangible assets
Tradenames	48.2	(7.4)	40.8	47.5	(6.8)	40.7
Customer and contractual relationships	664.4	(249.3)	415.1	662.6	(239.6)	423.0
Patents/proprietary technology	128.8	(72.2)	56.6	128.5	(69.5)	59.0
Total	841.4	(328.9)	512.5	838.6	(315.9)	522.7
Total identifiable intangibles	$1,319.6	$(328.9)	$990.7	$1,316.7	$(315.9)	$1,000.8

We had net identifiable intangible assets of $990.7 million and $1,000.8 million as of April 1, 2023 and December 31, 2022, respectively. The $2.9 million increase in gross identifiable intangible assets was primarily due to foreign translation adjustments.

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

At April 1, 2023, the Company had aggregate outstanding senior notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of April 1, 2023 and December 31, 2022:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	April 1, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.3	$498.1
4.000% Senior Notes	600.0	September 2018	September 2023	599.5	599.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.2	695.0
4.000% Senior Notes	450.0	March 2022	March 2032	445.9	445.8
4.500% Senior Notes	450.0	March 2022	March 2052	435.5	435.4
Total Senior Notes	$2,700.0			$2,674.4	$2,673.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of April 1, 2023, and December 31, 2022. As of April 1, 2023, we were in compliance with all covenants under this facility.

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

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million in aggregate as of April 1, 2023 and December 31, 2022. There were no outstanding balances as of April 1, 2023 and December 31, 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. There were no outstanding borrowings under the Commercial Paper Program as of April 1, 2023 and December 31, 2022.

FORTUNE BRANDS INNOVATIONS, INC.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. As of April 1, 2023, we had outstanding interest rate hedges with a notional value of $600 million which have been accounted for as cash flow hedges.

We terminated $600 million of interest rate hedges during the first quarter of 2022, concurrent with the issuance of new long-term debt. Total realized pre-tax gains of $39.0 million related to these interest rate hedges have been recorded in accumulated other comprehensive income and will be reclassified to earnings over the related maturity of the related interest rate hedging instrument.

Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at April 1, 2023 was $293.6 million. Based on foreign exchange rates as of April 1, 2023, we estimate that $3.8 million of net derivative gains included in accumulated other comprehensive income as of April 1, 2023 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of April 1, 2023 and December 31, 2022 were as follows:

		Fair Value
(In millions)	Location	April 1, 2023	December 31, 2022
Assets:
Foreign exchange contracts	Other current assets	$3.7	$5.0
Interest rate hedges	Other current assets	73.0	84.6
	Total assets	$76.7	$89.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$1.3	$0.7
Commodity contracts	Other current liabilities	1.2	3.6
	Total liabilities	$2.5	$4.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended April 1, 2023 and the three months ended March 31, 2022 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Thirteen Weeks Ended April 1, 2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$631.7	$26.8	$6.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	1.3
Derivative designated as hedging instruments	—	—	(0.8)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.0	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.2	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	1.1	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$671.8	$21.7	$2.1
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(2.0)
Derivative designated as hedging instruments	—	—	0.5
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.2	—

The cash flow hedges recognized in other comprehensive income were a net loss of $7.8 million for the thirteen weeks ended April 1, 2023 and a net loss of $2.9 million in the three months ended March 31, 2022.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

Financial Accounting Standards Board Accounting Standards Codification requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for pension assets discussed in Note 11.

The carrying value and fair value of debt as of April 1, 2023 and December 31, 2022 were as follows:

(In millions)	April 1, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,674.4	$2,455.1	$2,673.5	$2,412.6

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of our 2022 Revolving Credit Agreement, Commercial paper borrowings and 2021 Term Loan is determined primarily using broker quotes, which are Level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of April 1, 2023 and December 31, 2022 were as follows:

(In millions)	Fair Value
	April 1, 2023	December 31, 2022
Assets
Derivative financial instruments (Level 2)	$76.7	$89.6
Deferred compensation program assets (Level 2)	15.5	14.9
Total assets	$92.2	$104.5
Liabilities
Derivative financial instruments (Level 2)	$2.5	$4.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	11.6	49.2	0.2	61.0
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1.1)	—	(1.1)
Net current-period other comprehensive (loss) income	11.6	48.1	0.2	59.9
Balance at March 31, 2022	$14.9	$51.0	$(30.6)	$35.3

Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4
Amounts classified into accumulated other comprehensive (loss) income	8.0	(5.8)	(0.2)	2.0
Other	—	—	6.2	6.2
Amounts reclassified from accumulated other comprehensive (loss) income	—	(2.7)	—	(2.7)
Net current-period other comprehensive (loss) income	8.0	(8.5)	6.0	5.5
Balance at April 1, 2023	$(4.1)	$85.0	$(38.0)	$42.9

The reclassifications out of accumulated other comprehensive loss for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Gains (losses) on cash flow hedges
Foreign exchange contracts	$2.0	$0.4	Cost of products sold
Commodity contracts	0.2	0.1	Cost of products sold
Interest rate contracts	1.1	0.2	Interest expense
	3.3	0.7	Total before tax
	(0.6)	(0.1)	Tax expense
	$2.7	$0.6	Net of tax

The amounts in the table above reflect continuing operations, and exclude income amounts, net of tax, related to discontinued operations of $0.5 million in 2022.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022:

(In millions)	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Wholesalers(a)	$460.5	$487.9
Home Center retailers(b)	295.4	319.5
Other retailers(c)	95.5	93.2
Builder direct	0.5	—
U.S. net sales	851.9	900.6
International(d)	188.1	239.6
Net sales	$1,040.0	$1,140.2

(a)
Represents sales to customers whose business is oriented towards builders, professional tradepeople and home remodelers, inclusive of sales through our customers’ respective internet website portals.
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

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022 were as follows:

(In millions)	Pension Benefits
	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Service cost	$—	$0.1
Interest cost	6.9	5.1
Expected return on plan assets	(7.2)	(7.0)
Net periodic benefit income	$(0.3)	$(1.8)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

12. Income Taxes

The effective income tax rates for the thirteen weeks ended April 1, 2023, and three months ended March 31, 2022, were 23.1% and 21.3%, respectively. The difference between the Company’s effective income tax rate for the thirteen weeks ended April 1, 2023, and the U.S. statutory rate of 21% primarily relates to state income taxes (net of federal income tax benefits), foreign income taxed at higher rates, partially offset by a favorable benefit related to decreases in uncertain tax positions and a valuation allowance release.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022.

(In millions)	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Reserve balance at January 1,	$20.1	$19.5
Provision for warranties issued	2.1	1.6
Settlements made (in cash or in kind)	(2.6)	(1.8)
Acquisition	—	0.4
Reserve balance at end of period	$19.6	$19.7

14. Information on Business Segments

Net sales and operating income for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022 by segment were as follows:

(In millions)	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022	% Change vs. Prior Year
Net Sales
Water	$594.2	$643.6	(7.7)%
Outdoors	289.9	343.6	(15.6)
Security	155.9	153.0	1.9
Net sales	$1,040.0	$1,140.2	(8.8)%
Operating Income
Water	$128.4	$149.3	(14.0)%
Outdoors	13.0	39.8	(67.3)
Security	21.1	20.4	3.4
Less: Corporate expenses	(30.7)	(29.7)	(3.4)
Operating income	$131.8	$179.8	(26.7)%

15. Restructuring and Other Charges

Pre-tax restructuring and other charges (gains) for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022 are shown below.

(In millions)	Thirteen Weeks Ended April 1, 2023			Three Months Ended March 31, 2022
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water	$0.2	$0.1	$0.3	$—	$0.8	$0.8
Outdoors	1.5	—	1.5	0.6	(6.2)	(5.6)
Security	0.7	—	0.7	—	—	—
Corporate	0.7	—	0.7	—	—	—
Total	$3.1	$0.1	$3.2	$0.6	$(5.4)	$(4.8)

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and other charges in the first quarter of 2023 are largely related to severance and headcount actions across all segments. Restructuring and other charges (gains) in the first quarter of 2022 were largely related to a gain on the sale of previously closed manufacturing facility within our Outdoors segment, partially offset by severance actions within our Outdoors segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/22	2023 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 4/1/23
Workforce reduction costs	$16.2	$2.3	$(11.1)	$0.7	$8.1
Other	13.5	0.8	(0.7)	(13.6)	—
	$29.7	$3.1	$(11.8)	$(12.9)	$8.1

(a) Cash expenditures primarily relate to severance charges.

(In millions)	Balance at 12/31/21	2022 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 3/31/22
Workforce reduction costs	$3.2	$0.6	$(3.3)	$—	$0.5
Other	0.8	—	—	—	0.8
	$4.0	$0.6	$(3.3)	$—	$1.3

(a) Cash expenditures primarily relate to severance charges.

16. Earnings Per Share

The computations of earnings per common share for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022 were as follows:

(In millions, except per share data)	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Income from continuing operations, net of tax	$85.6	$126.2
Income from discontinued operations, net of tax	(1.0)	54.7
Net income	$84.6	$180.9
Earnings per common share
Basic
Continuing operations	$0.67	$0.95
Discontinued operations	(0.01)	0.41
Basic earnings per share	$0.66	$1.36
Diluted
Continuing operations	$0.67	$0.94
Discontinued operations	(0.01)	0.40
Diluted earnings per share	$0.66	$1.34
Basic average shares outstanding	127.8	133.4
Stock-based awards	0.7	1.3
Diluted average shares outstanding	128.5	134.7
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	1.0	0.4

17. Commitments and Contingencies

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Item 2. FORTUNE BRANDS INNOVATIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition in addition to statements regarding our general business strategies, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected impact of acquisitions, dispositions and other strategic transactions including the expected benefits of the Separation of MasterBrand and the tax-free nature of the Separation, the anticipated impact of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections of our management about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to execute on our strategic plans and the effectiveness of our strategies in the face of business competition, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (vii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (viii) delays or outages in our information technology systems or computer networks, (ix) risks associated with doing business globally, including changes in trade-related tariffs and risks with uncertain trade environments, (x) risks associated with the disruption of operations, (xi) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xii) risks associated with entering into potential strategic acquisitions and joint ventures and related integration activities, (xiii) impairments in the carrying value of goodwill or other acquired intangible assets, (xiv) risk of increases in our defined benefit-related costs and funding requirements, (xv) the uncertainties relating to the impact of COVID-19 on the Company’s business, financial performance and operating results, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) changes in government and industry regulatory standards, (xx) future tax law changes or the interpretation of existing tax laws, (xxi) our ability to secure and protect our intellectual property rights, (xxii) potential liabilities and costs from claims and litigation, (xxiii) our ability to achieve the expected benefits of the Separation of MasterBrand, (xxiv) the risk that we may be required to indemnify MasterBrand in connection with the Separation or that MasterBrand’s indemnities to us may not be sufficient to hold us harmless for the full amount of liabilities for which MasterBrand has been allocated responsibility and (xxv) the potential that the Separation fails to qualify as tax-free for U.S. federal income tax purposes. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

OVERVIEW

References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leading home, security and commercial building products company that competes in attractive long-term growth markets in our product categories.

On December 14, 2022, the Company completed the separation of its Cabinets business, MasterBrand, Inc. (“MasterBrand”), via a tax-free spin-off transaction (the “Separation”) to create an independent, publicly-traded company. Immediately following completion of the Separation, the Company changed its name from “Fortune Brands Home & Security, Inc.” to “Fortune Brands Innovations, Inc.” and its stock ticker changed from “FBHS” to “FBIN” to better reflect its focus on activities related to core brands and innovation. As a result of the Separation, our former Cabinets segment was disposed of and the operating results of the Cabinets business are reported as discontinued operations for all periods presented within this Quarterly Report on Form 10-Q. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 4, Acquisitions and Dispositions, in the condensed consolidated financial statements, and Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 of our 2022 Annual Report on Form 10-K for additional information.

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

On January 19, 2023, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to a 52-or 53-week fiscal year ending on the Saturday closest but not subsequent to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2023. This change was made in order to align the Company’s fiscal year with that of its operating businesses and to align the Company’s reporting calendar with how the Company evaluates its businesses. There was no material impact to any of our previously disclosed financial information. As a result, the Company’s fiscal quarters for the 2023 fiscal year end on April 1, 2023, July 1, 2023, September 30, 2023, and December 30, 2023.

In February 2023, we publicly announced an internal reorganization to separate our Outdoors & Security segment under separate leadership to drive innovation, accelerate product development, and enhance investments and business processes. In conjunction with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources for the two businesses. Separate reporting for the new Outdoors and Security segments began in the first quarter of 2023 and comparative prior period amounts have been recast to conform to the new segment presentation. There was no impact to our Water Innovations segment (which we refer to as “Water”).

In December 2022, we entered into a definitive agreement to acquire the Emtek and Schaub premium and luxury door and cabinet hardware business and the United States and Canada Yale and August residential smart home locks business (collectively, the “ASSA Businesses”) from ASSA ABLOY, Inc. (“ASSA”), for a purchase price of $800 million in cash on a cash-free, debt-free basis, subject to customary adjustments. The transaction is conditioned on the successful closing of the acquisition by ASSA of Spectrum Brands, Inc.'s hardware and home improvement business division following a favorable resolution of the court proceedings with the U.S. Department of Justice. The Company intends to finance the transaction with cash on hand and borrowings under our existing credit facility.

In July 2022, we acquired 100% of the outstanding equity of Aqualisa Holdings (International) Ltd. (“Aqualisa”), a leading U.K. manufacturer of shower products known for premium, innovative and smart digital shower systems, for a purchase price of $156.0 million, net of cash acquired of $4.8 million. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Aqualisa are reported as part of the Water segment.

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, “Solar”), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of $61.6 million, net of cash acquired. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors segment.

In the first quarter of 2022, our Plumbing segment was renamed Water Innovations to better align with our key brands and organizational purpose. The Plumbing segment name change had no impact on the Company’s historical financial position, results of operations, cash flow or segment-level results previously reported.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 1, 2023 Compared to Three Months Ended March 31, 2022

	Net Sales
(In millions)	2023	2022	% Change vs. Prior Year
Water	$594.2	$643.6	(7.7)%
Outdoors	289.9	343.6	(15.6)
Security	155.9	153.0	1.9
Net sales	$1,040.0	$1,140.2	(8.8)%

	Operating Income (Loss)
	2023	2022	% Change vs. Prior Year
Water	$128.4	$149.3	(14.0)%
Outdoors	13.0	39.8	(67.3)
Security	21.1	20.4	3.4
Less: Corporate expenses	(30.7)	(29.7)	(3.4)
Operating income	$131.8	$179.8	(26.7)%

The following discussion of consolidated results of operations and segment results refers to the thirteen weeks ended April 1, 2023 compared to the three months ended March 31, 2022. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $100.2 million, or 8.8%, due to lower sales unit volume in the U.S. and Canada and slowing housing market activity in China, as well as unfavorable foreign exchange of approximately $11 million. These factors were partially offset by price increases to help mitigate the impact of cumulative commodity cost increases in all of our segments, the benefit from the Aqualisa acquisition ($14.7 million) and lower customer sales incentives in the Water segment as a result of lower sales.

Cost of products sold

Cost of products sold decreased by $40.1 million, or 6.0%, due to lower sales volumes, the benefit from favorable geographic channel mix in the Water segment and productivity improvements in the Water segment. These factors were partially offset by manufacturing inefficiencies related to the lower sales unit volume in the Water and Outdoors segments, the impact of the Aqualisa acquisition, raw material cost inflation and higher transportation costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $15.6 million, or 5.6%, due to lower transportation, advertising, marketing and headcount related costs, as well as savings associated with our 2022 corporate reorganization and restructuring activities. These factors were partially offset by the benefit related to the Aqualisa acquisition in 2022.

Restructuring charges

Restructuring charges of $3.1 million in the thirteen weeks ended April 1, 2023 are largely related to severance and headcount actions across all segments. Restructuring charges for three months ended March 31, 2022 were $0.6 million.

Operating income

Operating income decreased by $48.0 million, or 26.7%, primarily due to manufacturing inefficiencies related to the lower sales unit volume, higher commodity costs, higher transportation costs, lower net sales and higher headcount related costs, as well as unfavorable foreign exchange of approximately $2 million. These factors were partially offset by the benefit from favorable geographic channel mix in Water, productivity improvements and lower customer sales incentives in the Water segment and lower advertising and marketing costs.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense increased by $5.1 million to $26.8 million due to higher fixed rate debt balances with the issuance of the $450 million of 4.000% Senior Notes due 2032 and $450 million of 4.500% Senior Notes due 2052. This amount was partially offset with a reduction of balances under floating rate facilities. As of April 1, 2023, there were no floating rate balances outstanding.

Other (income) expense, net

Other income, net, was $6.3 million in the thirteen weeks ended April 1, 2023, compared to other expense, net of $2.1 million in the three months ended March 31, 2022. The increase in other income, net is primarily due to an increase in foreign currency transaction income and an increase in interest income.

Income taxes

The effective income tax rates for the thirteen weeks ended, April 1, 2023, and three months ended March 31, 2022, were 23.1% and 21.3%, respectively. The difference between the Company’s effective income tax rate for the thirteen weeks ended April 1, 2023, and the U.S. statutory rate of 21% primarily relates to state income taxes (net of federal income tax benefits), foreign income taxed at higher rates, partially offset by a favorable benefit related to decreases in uncertain tax positions and a valuation allowance release.

Income from Continuing Operations, net of tax

Income from continuing operations, net of tax, was $85.6 million in the thirteen weeks ended April 1, 2023, compared to $126.2 million in the three months ended March 31, 2022. The decrease was due to lower operating income and higher interest expense, partly offset by lower income tax expense and higher other income.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of income taxes, was $54.7 million for the quarter ending March 31, 2022 and includes the results from operations of our former Cabinets segment.

Results By Segment

Water

Net sales decreased by $49.4 million, or 7.7%, due to lower sales unit volume, and unfavorable foreign exchange of approximately $11 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity cost increases and the benefit from the Aqualisa acquisition ($14.7 million) and lower customer sales incentives as a result of the decrease in sales.

Operating income decreased by $20.9 million, or 14.0%, due to lower net sales and manufacturing inefficiencies related to the lower sales unit volume. These factors were partially offset by favorable geographic channel mix, productivity improvements, lower customer sales incentives and lower advertising and marketing costs.

Outdoors

Net sales decreased by $53.7 million, or 15.6%, due to lower sales unit volume for our exterior doors and decking products. These were partially offset by price increases to help mitigate the impact of cumulative commodity cost increases.

Operating income decreased by $26.8 million, or 67.3%, due to the impact of costs associated with manufacturing inefficiencies related to the lower sales unit volume, the absence of the 2022 gain of $6.2 million on the sale of a previously closed manufacturing facility and higher commodity and employee-related costs. These factors were partially offset by savings resulting from the rationalization of certain of our production facilities and lower transportation costs.

Security

Net sales increased by $2.9 million, or 1.9%, due to price increases to help mitigate the impact of cumulative commodity cost increases and continued growth in the commercial business. These benefits were partially offset by lower sales unit volume in our retail safe business.

Operating income increased by $0.7 million, or 3.4%, due to the benefit from higher net sales and productivity improvements.

Corporate

Corporate expenses increased by $1.0 million, or 3.4%, due to costs related to the planned acquisition of the ASSA Businesses.

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year ended December 31, 2022 entitled “Item 1A. Risk Factors”. In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, repurchase shares of our common stock under our share repurchase program or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

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

At April 1, 2023, the Company had aggregate outstanding notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The Company intends to repay or refinance the $600 million outstanding principal amount of 4.00% Senior Notes due September 2023 on or before the maturity date. In addition, we believe that we have the ability to obtain alternative sources of financing if required. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of April 1, 2023 and December 31, 2022:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	April 1, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.3	$498.1
4.000% Senior Notes	600.0	September 2018	September 2023	599.5	599.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.2	695.0
4.000% Senior Notes	450.0	March 2022	March 2032	445.9	445.8
4.500% Senior Notes	450.0	March 2022	March 2052	435.5	435.4
Total Senior Notes	$2,700.0			$2,674.4	$2,673.5

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On April 1, 2023, and December 31, 2022, there were no outstanding borrowings under this facility. As of April 1, 2023, we were in compliance with all covenants under this facility.

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

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million in aggregate as of April 1, 2023 and December 31, 2022, respectively. There were no outstanding balances as of April 1, 2023 and December 31, 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. On April 1, 2023 and December 31, 2022 there were no outstanding borrowings under the Commercial Paper Program.

Cash and Seasonality

On April 1, 2023, we had cash and cash equivalents of $539.1 million, of which $316.2 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth fiscal quarters of each year.

We believe that our current cash position, cash flow generated from operations, and amounts available under our revolving credit facility should be sufficient for our operating requirements and enable us to fund our capital expenditures, share repurchases, dividend payments, and any required long-term debt payments.

Share Repurchases and Dividends

In the first quarter of 2023, we repurchased 1.7 million shares of our outstanding common stock under the Company’s share repurchase program for $100.0 million. As of April 1, 2023, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $485 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the first quarter of 2023, we paid dividends in the amount of $29.5 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

In December 2022, we entered into a definitive agreement to acquire the Emtek and Schaub premium and luxury door and cabinet hardware business and the United States and Canada Yale and August residential smart home locks business from ASSA ABLOY, Inc. (“ASSA”), for a purchase price of $800 million in cash on a cash-free, debt-free basis, subject to customary adjustments. The transaction is conditioned on the successful closing of the acquisition of such businesses by ASSA from Spectrum Brands, Inc. following a favorable resolution of the court proceedings with the U.S. Department of Justice. The Company intends to finance the transaction with cash on hand and borrowings under our existing credit facility.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the thirteen weeks ended April 1, 2023 and three months ended March 31, 2022, including continuing and discontinued operations. See Note 4, Acquisitions and Dispositions, in the condensed consolidated financial statements for additional information.

(In millions)
	Thirteen Weeks Ended April 1, 2023	Three Months Ended March 31, 2022
Net cash provided by (used in) operating activities	$76.1	$(183.1)
Net cash used in investing activities	(42.6)	(114.4)
Net cash (used in) provided by financing activities	(139.3)	203.2
Effect of foreign exchange rate changes on cash	2.2	0.7
Net decrease in cash and cash equivalents	$(103.6)	$(93.6)

Net cash provided by operating activities was $76.1 million in the thirteen weeks ended April 1, 2023, compared to net cash used in operating activities of $183.1 million in the three months ended March 31, 2022. The increase in cash provided of $259.2 million was primarily due to an initiative to decrease inventory balances to align with current U.S. home product market activity and sales volumes, lower increases in accounts receivables, higher accounts payable payments in the comparative prior year period and lower customer and employee incentive payments, partially offset by a decrease in net income and a decrease in accrued taxes.

Net cash used in investing activities was $42.6 million in the thirteen weeks ended April 1, 2023, compared to net cash used in investing activities of $114.4 million in the three months ended March 31, 2022. The decrease in cash used of $71.8 million reflects the cash used in the Solar Innovations acquisition in January 2022 ($61.6 million) and a lower increase in capital expenditures, partly offset by the proceeds from the sale of previously closed manufacturing facilities in 2022.

Net cash used in financing activities was $139.3 million in the thirteen weeks ended April 1, 2023, compared to cash provided by financing activities of $203.2 million in the three months ended March 31, 2022. The increase in cash used of $342.5 million was primarily due to an absence of net debt issuances in 2023 compared to 2022 ($660.5 million increase), partly offset by lower share repurchases in 2023 compared to 2022, a decrease in the proceeds from the exercise of stock options in 2022 and the final payment for the remaining equity interest in Flo ($16.7 million) in 2022.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 31, 2022, the fair value of our total pension plan assets was $816.0 million, representing 92% of the accumulated benefit obligation liability. During the thirteen weeks ended April 1, 2023, we made no pension contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended April 1, 2023:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended April 1, 2023	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
January 1 – January 28	—	$—	—	$584,610,782
January 29 – February 25	242,600	61.8	242,600	569,616,305
February 26 – April 1	1,433,186	59.3	1,433,186	484,850,514
Total	1,675,786	$59.7	1,675,786
(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
March 2, 2022	March 2, 2022	$750,000,000	March 2, 2024

Item 6. EXHIBITS

3.1

Restated Certificate of Incorporation of Fortune Brands Innovations, Inc., dated September 27, 2011, is incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2012.

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Fortune Brands Innovations, Inc., dated as of December 15, 2022, is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 16, 2022.

3.3

Amended and Restated Bylaws of Fortune Brands Innovations, Inc., effective December 13, 2022, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2022.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: April 27, 2023	/s/ David V. Barry
David V. Barry
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)