Form 10-Q
period 2023-07-01
Fortune Brands Innovations, Inc.
filed 2023-08-01
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 21, 2023 was 126,890,520.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Twenty-six and Thirteen Weeks Ended July 1, 2023 and Six and Three Months Ended June 30, 2022

(In millions, except per share amounts)

(Unaudited)

	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022	Thirteen Weeks Ended July 1, 2023	Three Months Ended June 30, 2022
Net sales	$2,203.7	$2,395.6	$1,163.7	$1,255.4
Cost of products sold	1,327.2	1,413.8	695.6	742.0
Selling, general and administrative expenses	541.7	557.7	280.7	281.3
Amortization of intangible assets	25.2	23.2	12.6	11.6
Restructuring charges	25.2	1.6	22.2	1.0
Operating income	284.4	399.3	152.6	219.5
Interest expense	54.6	52.3	27.7	30.5
Other income, net	(11.6)	(2.4)	(5.2)	(0.2)
Income from continuing operations before income taxes	241.4	349.4	130.1	189.2
Income tax	53.7	78.9	28.0	44.9
Income from continuing operations, net of tax	187.7	270.5	102.1	144.3
(Loss) income from discontinued operations, net of tax	(1.0)	102.4	-	47.7
Net income	$186.7	$372.9	$102.1	$192.0

Basic earnings per common share
Continuing operations	$1.47	$2.05	$0.81	$1.11
Discontinued operations	-	0.78	-	0.36
Basic earnings per share	$1.47	$2.83	$0.81	$1.47

Diluted earnings per common share
Continuing operations	$1.47	$2.03	$0.80	$1.10
Discontinued operations	(0.01)	0.77	-	0.36
Diluted earnings per share	$1.46	$2.80	$0.80	$1.46

Comprehensive income	$198.4	$425.3	$114.5	$184.5

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	July 1, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$681.7	$642.5
Accounts receivable less allowances for discounts and credit losses	621.2	521.8
Inventories	954.5	1,021.3
Other current assets	186.2	274.8
Total current assets	2,443.6	2,460.4
Property, plant and equipment, net of accumulated depreciation	866.6	783.7
Operating lease assets	114.1	118.9
Goodwill	1,910.7	1,640.7
Other intangible assets, net of accumulated amortization	1,421.5	1,000.8
Other assets	116.7	116.4
Total assets	$6,873.2	$6,120.9
Liabilities and equity
Current liabilities
Short-term debt	$599.8	$599.2
Accounts payable	489.5	421.6
Other current liabilities	551.4	523.9
Total current liabilities	1,640.7	1,544.7
Long-term debt	2,668.5	2,074.3
Deferred income taxes	138.2	136.9
Accrued defined benefit plans	66.1	79.9
Operating lease liabilities	89.0	95.4
Other non-current liabilities	93.6	102.8
Total liabilities	4,696.1	4,034.0
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,103.5	3,069.6
Accumulated other comprehensive loss	55.3	37.4
Retained earnings	2,475.4	2,323.8
Treasury stock	(3,459.0)	(3,345.8)
Total stockholders' equity	2,177.1	2,086.9
Total liabilities and equity	$6,873.2	$6,120.9

(a) Common stock, par value $0.01 per share; 186.8 million shares and 186.2 million shares issued at July 1, 2023 and December 31, 2022, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended July 1, 2023 and Six Months Ended June 30, 2022

(In millions)

(Unaudited)

	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022
Operating activities
Net income	$186.7	$372.9
Non-cash adjustments:
Depreciation	40.9	61.7
Amortization of intangibles	25.2	32.1
Non-cash lease expense	15.8	22.2
Stock-based compensation	16.2	27.5
Deferred taxes	(1.0)	(0.5)
Asset impairment charges	-	26.0
Amortization of deferred financing fees	2.1	1.8
(Gain) on sale of property, plant and equipment	(1.6)	(5.9)
Changes in assets and liabilities:
Increase in accounts receivable	(65.4)	(110.8)
Decrease (increase) in inventories	177.3	(247.4)
Increase (decrease) in accounts payable	49.6	(1.0)
Decrease (increase) in other assets	130.3	(17.1)
Decrease in accrued expenses and other liabilities	(46.5)	(110.2)
Decrease in accrued taxes	(26.0)	(9.4)
Net cash provided by operating activities	503.6	41.9
Investing activities
Capital expenditures (a)	(112.2)	(115.6)
Proceeds from the disposition of assets	2.7	8.0
Cost of acquisitions, net of cash acquired	(781.8)	(61.6)
Net cash used in investing activities	(891.3)	(169.2)
Financing activities
Issuance of short-term debt	-	700.0
Repayment of short-term debt	-	(1,100.0)
Issuance of long-term debt	595.1	4,123.7
Repayment of long-term debt	-	(3,073.3)
Proceeds from the exercise of stock options	5.0	0.4
Treasury stock purchases	(100.0)	(505.0)
Employee withholding taxes related to stock-based compensation	(12.4)	(24.8)
Dividends to stockholders	(58.6)	(73.6)
Other financing, net	(1.3)	(20.3)
Net cash provided by financing activities	427.8	27.1
Effect of foreign exchange rate changes on cash	(2.1)	(11.3)
Net increase (decrease) in cash and cash equivalents	$38.0	$(111.5)
Cash, cash equivalents and restricted cash(b) at beginning of period	$648.3	$476.1
Cash, cash equivalents and restricted cash(b) at end of period	$686.3	$364.6

(a)
Capital expenditures of $5.3 million as of July 1, 2023 and $12.1 million as of June 30, 2022 that had not been paid, were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $2.3 million and $2.3 million is included in Other current assets and Other assets, respectively, as of July 1, 2023 and restricted cash of $1.2 million and $2.8 million is included in Other current assets and Other assets, respectively, as of June 30, 2022. Restricted cash of $2.1 million and $3.7 million is included in Other current assets and Other assets, respectively, as of December 31, 2022.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Twenty-six and Thirteen Weeks Ended July 1, 2023 and Six and Three Months Ended June 30, 2022

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	-	-	-	372.9	-	372.9
Other comprehensive income (loss)	-	-	52.4	-	-	52.4
Stock options exercised	-	0.4	-	-	-	0.4
Stock-based compensation	-	27.5	-	-	(24.8)	2.7
Treasury stock purchases	-	-	-	-	(505.0)	(505.0)
Dividends ($0.28 per common share)	-	-	-	(35.8)	-	(35.8)
Balance at June 30, 2022	$1.9	$3,046.2	$27.8	$3,145.0	$(3,268.5)	$2,952.4

Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$2,086.9
Comprehensive income:
Net income	-	-	-	186.7	-	186.7
Other comprehensive income (loss)	-	-	11.7	-	-	11.7
Other	-	12.7	6.2	(6.0)	-	12.9
Stock options exercised	-	5.0	-	-	-	5.0
Stock-based compensation	-	16.2	-	-	(12.4)	3.8
Treasury stock purchases	-	-	-	-	(100.8)	(100.8)
Dividends ($0.23 per common share)	-	-	-	(29.1)	-	(29.1)
Balance at July 1, 2023	$1.9	$3,103.5	$55.3	$2,475.4	$(3,459.0)	$2,177.1

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at March 31, 2022	$1.9	$3,030.8	$35.3	$2,989.4	$(3,142.6)	$2,914.8
Comprehensive income:
Net income	-	-	-	192.0	-	192.0
Other comprehensive income (loss)	-	-	(7.5)	-	-	(7.5)
Stock options exercised	-	0.2	-	-	-	0.2
Stock-based compensation	-	15.2	-	-	(0.5)	14.7
Treasury stock purchases	-	-	-	-	(125.4)	(125.4)
Dividends ($0.28 per common share)	-	-	-	(36.4)	-	(36.4)
Balance at June 30, 2022	$1.9	$3,046.2	$27.8	$3,145.0	$(3,268.5)	$2,952.4

Balance at April 1, 2023	$1.9	$3,094.1	$42.9	$2,402.4	$(3,458.8)	$2,082.5
Comprehensive income:
Net income	-	-	-	102.1	-	102.1
Other comprehensive income (loss)	-	-	12.4	-	-	12.4
Other	-	-	-	-	-	-
Stock options exercised	-	2.7	-	-	-	2.7
Stock-based compensation	-	6.7	-	-	(0.2)	6.5
Treasury stock purchases	-	-	-	-	-	-
Dividends ($0.23 per common share)	-	-	-	(29.1)	-	(29.1)
Balance at July 1, 2023	$1.9	$3,103.5	$55.3	$2,475.4	$(3,459.0)	$2,177.1

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

On June 20, 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business, and the U.S. and Canadian Yale and August residential smart home locks business (collectively the "ASSA Businesses") from ASSA ABLOY, Inc. ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $800 million, subject to post-closing adjustments. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $24 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made), shortly following receipt of local regulatory approval, which is expected to occur later in 2023. The results of Emtek and Schaub premium and luxury door and cabinet hardware business are reported as part of the Water segment and the results of the U.S. and Canadian Yale and August residential smart lock business are reported as part of the Security segment. The financial results of the ASSA Businesses were included in the Company’s consolidated balance sheet as of July 1, 2023. The results of operations and cash flows of the ASSA Businesses from the date of acquisition to July 1, 2023 were not material to the Company.

In January 2023, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to a 52- or 53-week fiscal year ending on the Saturday closest but not subsequent to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2023. This change was made in order to align the Company’s fiscal year with that of its operating businesses and to align the Company’s reporting calendar with how the Company evaluates its businesses. As a result, the Company’s fiscal quarters for the 2023 fiscal year end on April 1, 2023, July 1, 2023, September 30, 2023, and December 30, 2023.

The condensed consolidated balance sheet as of July 1, 2023, the related condensed consolidated statements of comprehensive income and equity for the 26 weeks and 13 weeks ended July 1, 2023, the related condensed consolidated statements of comprehensive income and equity for the six and three months ended June 30, 2022, the related condensed consolidated statements of cash flows for the 26 weeks ended July 1, 2023, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2022 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

Effective in the first quarter of 2023, the Company revised its segment reporting from two reportable segments, Water Innovations and Outdoors & Security, to three reportable segments, Water, Outdoors and Security. The change in segment reporting was made to align with changes made in the manner our chief operating decision maker reviews the Company’s operating results in assessing performance and allocating resources. Comparative prior periods amounts have been recast to conform to the new segment presentation.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, “Solar”), a leading producer of wide-opening exterior door systems and outdoor enclosures, for a purchase price of $61.6 million, net of cash acquired of $4.8 million. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors segment. We have not included pro forma financial information as it is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of January 31, 2022 was $61.6 million.

2. Recently Issued Accounting Standards

No material impacts noted from recently issued accounting standards.

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	July 1, 2023	December 31, 2022
Inventories:
Raw materials and supplies	$338.7	$309.4
Work in process	76.8	83.5
Finished products	539.0	628.4
Total inventories	$954.5	$1,021.3

Property, plant and equipment, gross	$1,734.8	$1,614.3
Less: accumulated depreciation	868.2	830.6
Property, plant and equipment, net	$866.6	$783.7

4. Acquisitions and Dispositions

ASSA Businesses

On June 20, 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business, and the U.S. and Canadian Yale and August residential smart home locks business (collectively the "ASSA Businesses") from ASSA ABLOY, Inc. ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $800 million, subject to post-closing adjustments. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $24 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made), shortly following receipt of local regulatory approval, which is expected to occur later in 2023. The results of Emtek and Schaub premium and luxury door and cabinet hardware business are reported as part of the Water segment and the results of the U.S. and Canadian Yale and August residential smart lock business are reported as part of the Security segment. The financial results of the ASSA Businesses were included in the Company’s consolidated balance sheet as of July 1, 2023. The results of operations and cash flows of the ASSA Businesses from the date of acquisition to July 1, 2023 were not material to the Company.

The following table summarizes the preliminary allocation of the ASSA Businesses purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)
Accounts receivable	$32.3
Inventories	109.7
Property, plant and equipment	18.6
Goodwill	261.8
Identifiable intangible assets	439.4
Operating lease assets	6.8
Other assets	2.4
Total assets	871.0
Accounts payable	28.7
Other current liabilities and accruals	33.4
Other non-current liabilities	3.7
Net assets acquired(a)	$805.2

(a) Net assets exclude $16.0 million of cash transferred to the Company as the result of the acquisition.

The purchase price allocation is expected to change after asset and liability valuations are finalized. We apply significant judgment in determining the estimates and assumptions used to determine the fair value of the identifiable intangible assets, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates. The Company is in the process of finalizing valuations of certain tangible and intangible assets, including property, plant and equipment. The provisional measurement of property, plant and equipment and goodwill is subject to change. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. The goodwill is included in our Security and Water segments. Substantially all of the goodwill is expected to be deductible for income tax purposes, subject to the finalization of the purchase price allocation. ASSA Businesses identifiable intangible assets consist of finite-lived customer relationship assets of $336.6 million, indefinite-lived tradenames of $74.9 million, definite-lived tradenames of $16.8 million and finite-lived proprietary technology assets of $11.1 million. We will finalize our determination of useful lives and amortization methodology when the asset valuations are completed.

The following unaudited pro forma summary presents consolidated financial information as if the ASSA Businesses had been acquired on January 1, 2022. The unaudited pro forma financial information is based on historical results of operations and financial position of the Company and the ASSA Businesses. The pro forma results include:

•
estimated amortization of finite-lived intangible assets, including customer relationships and proprietary technology,
•
the estimated cost of the inventory adjustment to fair value,
•
the reclassification of ASSA Businesses transaction costs from 2023 to the first quarter of 2022,
•
the removal of certain transactions recorded in the historical financial statements of the ASSA Businesses related to assets and activities which were retained by the seller, and
•
adjustments to conform accounting policies.

The unaudited pro forma financial information does not necessarily represent the results that would have occurred had the acquisition occurred on January 1, 2022. In addition, the unaudited pro forma information should not be deemed to be indicative of future results.

(In millions)	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022	Thirteen Weeks Ended July 1, 2023	Three Months Ended June 30, 2022
Net sales	$2,403.7	$2,599.1	$1,259.6	$1,356.4
Income from continuing operations, net of tax	$218.1	$275.6	$120.7	$154.1

Cabinets

On December 14, 2022, the Company completed the separation of its Cabinets business, MasterBrand, Inc. (“MasterBrand”), via a tax-free spin-off transaction (the “Separation”) to create an independent, publicly-traded company. Immediately following completion of the Separation, the Company changed its name from “Fortune Brands Home & Security, Inc.” to “Fortune Brands Innovations,

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inc.” and its stock ticker changed from “FBHS” to “FBIN” to better reflect its focus on activities related to core brands and innovation.

The condensed consolidated statements of income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of MasterBrand as discontinued operations. For the six months ended June 30, 2022, the condensed consolidated statement of cash flows includes net cash provided from operations related to discontinued operations of $128.3 million and net cash in investing activities of $22.0 million. Depreciation, amortization and capital expenditures attributable to discontinued operations for the six months ended June 30, 2022, were $21.5 million, $8.9 million and $22.0 million, respectively.

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

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $1,910.7 million and $1,640.7 million as of July 1, 2023 and December 31, 2022, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 31, 2022(a)	$893.4	$651.0	$96.3	$1,640.7
Year-to-date translation adjustments	7.7	-	0.4	8.1
Acquisition-related adjustments	222.4	0.1	39.4	261.9
Goodwill at July 1, 2023(a)	$1,123.5	$651.1	$136.1	$1,910.7

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of July 1, 2023 and December 31, 2022 were as follows:

(In millions)	As of July 1, 2023			As of December 31, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$553.5	$-	$553.5	$478.1	$-	$478.1
Amortizable intangible assets
Tradenames	66.1	(8.0)	58.1	47.5	(6.8)	40.7
Customer and contractual relationships	1,004.3	(259.5)	744.8	662.6	(239.6)	423.0
Patents/proprietary technology	140.1	(75.0)	65.1	128.5	(69.5)	59.0
Total	1,210.5	(342.5)	868.0	838.6	(315.9)	522.7
Total identifiable intangibles	$1,764.0	$(342.5)	$1,421.5	$1,316.7	$(315.9)	$1,000.8

We had net identifiable intangible assets of $1,421.5 million and $1,000.8 million as of July 1, 2023 and December 31, 2022, respectively. The $447.3 million increase in gross identifiable intangible assets was primarily due to the acquisition of ASSA Businesses and foreign translation adjustments.

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

6. External Debt and Financing Arrangements

Senior Notes

In June 2023, the Company issued $600 million in aggregate principal 5.875% senior unsecured notes maturing in 2033 in a registered public offering. The Company intends to use the net proceeds from the notes offering to pay off its 2023 4.000% senior unsecured notes maturing in September 2023 and for general corporate purposes.

In March 2022, the Company issued $900 million in aggregate principal amount of senior unsecured notes in a registered public offering consisting of $450 million of 4.000% senior unsecured notes maturing in 2032 and $450 million of 4.500% senior unsecured notes maturing in 2052 (together, the “2022 Notes”). The Company used the net proceeds from the 2022 Notes offering to pay down a portion of the outstanding balance on the 2021 Term Loan, as described below.

On July 1, 2023, the Company had aggregate outstanding senior notes in the amount of $3.3 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of July 1, 2023 and December 31, 2022:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	July 1, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.5	$498.1
4.000% Senior Notes	600.0	September 2018	September 2023	599.8	599.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.3	695.0
4.000% Senior Notes	450.0	March 2022	March 2032	446.0	445.8
4.500% Senior Notes	450.0	March 2022	March 2052	435.6	435.4
5.875% Senior Notes	600.0	June 2023	June 2033	593.1	-
Total Senior Notes	$3,300.0			$3,268.3	$2,673.5

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On July 1, 2023, and December 31, 2022, there were no outstanding borrowings under this facility. As of July 1, 2023, we were in compliance with all covenants under this facility.

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

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million in aggregate as of July 1, 2023 and December 31, 2022, respectively. There were no outstanding balances as of July 1, 2023 and December 31, 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. There were no outstanding borrowings under the Commercial Paper Program as of July 1, 2023 and December 31, 2022.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. The Company entered into a total of $600 million of interest rate hedge contracts during the fourth quarter of 2021 and first quarter of 2022. These contracts were terminated during the second quarter of 2023 in parallel with the issuance of $600 million of long-term debt. Terminating the contracts resulted in a pre-tax gain of $84.2 million which was recorded in accumulated other comprehensive income and will be reclassified to earnings over the 10-year maturity associated with the new long-term debt.

Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at July 1, 2023 was $325.8 million. Based on foreign exchange rates as of July 1, 2023, we estimate that $12.5 million of net derivative gains included in accumulated other comprehensive income as of July 1, 2023 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of July 1, 2023 and December 31, 2022 were as follows:

		Fair Value
(In millions)	Location	July 1, 2023	December 31, 2022
Assets:
Foreign exchange contracts	Other current assets	$2.3	$5.0
Interest rate contracts	Other current assets	-	84.6
	Total assets	$2.3	$89.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.7	$0.7
Commodity contracts	Other current liabilities	0.3	3.6
	Total liabilities	$3.0	$4.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the twenty-six weeks ended July 1, 2023 and six months ended June 30, 2022 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Twenty-Six Weeks Ended July 1, 2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,327.2	$54.6	$11.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	4.4
Derivative designated as hedging instruments	-	-	(2.9)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.0	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.1)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	2.6	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Six Months Ended June 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,413.8	$52.3	$2.4
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(10.4)
Derivative designated as hedging instruments	-	-	7.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.3	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.3)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	1.4	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended July 1, 2023 and three months ended June 30, 2022 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Thirteen Weeks Ended July 1, 2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$695.6	$27.7	$5.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	3.1
Derivative designated as hedging instruments	-	-	(2.1)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.0	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.3)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	1.5	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$742.0	$30.5	$0.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(8.4)
Derivative designated as hedging instruments	-	-	7.2
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.9	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	1.2	-

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.

The carrying value and fair value of debt as of July 1, 2023 and December 31, 2022 were as follows:

(In millions)	July 1, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$3,268.3	$3,038.5	$2,673.5	$2,412.6

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of our 2022 Revolving Credit Facility, borrowings under our Commercial Paper Program and 2021 Term Loan is determined primarily using broker quotes, which are Level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of July 1, 2023 and December 31, 2022 were as follows:

(In millions)	Fair Value
	July 1, 2023	December 31, 2022
Assets
Derivative financial instruments (Level 2)	$2.3	$89.6
Deferred compensation program assets (Level 2)	15.9	14.9
Total assets	$18.2	$104.5
Liabilities
Derivative financial instruments (Level 2)	$3.0	$4.3

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

In order to mitigate interest rate risk associated with forecasted debt issuances, Fortune Brands entered into a total of $600 million of interest rate hedges during the fourth quarter of 2021 and first quarter of 2022. These hedges were terminated during the second quarter of 2023 in parallel with the issuance of $600 million of long-term debt. Terminating the hedges resulted in a pre-tax gain of $84.2 million which was recorded in accumulated other comprehensive income and will be reclassified to earnings over the 10-year maturity associated with the new long-term debt.

The after-tax components of and changes in accumulated other comprehensive (loss) income for the twenty-six and thirteen weeks ended July 1, 2023 and six and three months ended June 30, 2022 were as follows:

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	(16.1)	72.4	(0.1)	56.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3.8)	-	(3.8)
Net current-period other comprehensive (loss) income	(16.1)	68.6	(0.1)	52.4
Balance at June 30, 2022	$(12.8)	$71.5	$(30.9)	$27.8

Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4
Amounts classified into accumulated other comprehensive (loss) income	13.0	4.4	(0.2)	17.2
Other	-	-	6.2	6.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	(5.5)	-	(5.5)
Net current-period other comprehensive (loss) income	13.0	(1.1)	6.0	17.9
Balance at July 1, 2023	$0.9	$92.4	$(38.0)	$55.3

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at March 31, 2022	$14.9	$51.0	$(30.6)	$35.3
Amounts classified into accumulated other comprehensive (loss) income	(27.7)	23.2	(0.3)	(4.8)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.7)	-	(2.7)
Net current-period other comprehensive (loss) income	(27.7)	20.5	(0.3)	(7.5)
Balance at June 30, 2022	$(12.8)	$71.5	$(30.9)	$27.8

Balance at April 1, 2023	$(4.1)	$85.0	$(38.0)	$42.9
Amounts classified into accumulated other comprehensive (loss) income	5.0	10.2	-	15.2
Other	-	-	-	-
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.8)	-	(2.8)
Net current-period other comprehensive (loss) income	5.0	7.4	-	12.4
Balance at July 1, 2023	$0.9	$92.4	$(38.0)	$55.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the twenty-six and thirteen weeks ended July 1, 2023 and six and three months ended June 30, 2022 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022
Gains (losses) on cash flow hedges
Foreign exchange contracts	$4.0	$1.3	Cost of products sold
Commodity contracts	(0.1)	(0.3)	Cost of products sold
Interest rate contracts	2.6	1.4	Interest expense
	6.5	2.4	Total before tax
	(1.0)	(0.3)	Tax expense
Total reclassifications for the period	$5.5	$2.1	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended July 1, 2023	Three Months Ended June 30, 2022
Gains (losses) on cash flow hedges
Foreign exchange contracts	$2.0	$0.9	Cost of products sold
Commodity contracts	(0.3)	(0.4)	Cost of products sold
Interest rate contracts	1.5	1.2	Interest expense
	3.2	1.7	Total before tax
	(0.4)	(0.2)	Tax expense
Total reclassifications for the period	$2.8	$1.5	Net of tax

The amounts in the table above reflect continuing operations, and exclude income amounts, net of tax, related to discontinued operations of $1.7 million and $1.2 million in the six months and three months ended, June 30, 2022, respectively.

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the twenty-six and thirteen weeks ended July 1, 2023 and six and three months ended June 30, 2023:

(In millions)	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022	Thirteen Weeks Ended July 1, 2023	Three Months Ended June 30, 2022
Wholesalers(a)	$966.2	$1,053.2	$505.7	$565.3
Home Center retailers(b)	605.1	666.9	309.7	347.4
Other retailers(c)	191.7	210.3	96.2	117.1
Builder direct	0.5	-	-	-
U.S. net sales	1,763.5	1,930.4	911.6	1,029.8
International(d)	440.2	465.2	252.1	225.6
Net sales	$2,203.7	$2,395.6	$1,163.7	$1,255.4

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the twenty-six and thirteen weeks ended July 1, 2023 and six and three months ended June 30, 2022 were as follows:

	Pension Benefits
(In millions)	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022	Thirteen Weeks Ended July 1, 2023	Three Months Ended June 30, 2022
Service cost	$0.1	$0.2	$0.1	$0.1
Interest cost	13.6	10.2	6.7	5.1
Expected return on plan assets	(14.3)	(14.1)	(7.1)	(7.1)
Net periodic benefit income	$(0.6)	$(3.7)	$(0.3)	$(1.9)

Service cost relates to benefit accruals in an hourly Union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

12. Income Taxes

The effective income tax rates for the twenty-six and thirteen weeks ended July 1, 2023 were 22.2% and 21.5% respectively. The effective income tax rates for the six and three months ended June 30, 2022 were 22.6% and 23.7%, respectively.

The difference between the Company’s effective tax rate for the twenty-six weeks ended July 1, 2023, and the U.S. federal statutory rate of 21% primarily relates to state income taxes (net of federal income tax benefits), foreign income taxed at higher rates, partially offset by a favorable benefit related to decreases in uncertain tax positions and a valuation allowance release.

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the twenty-six weeks ended July 1, 2023 and six months ended June 30, 2022, respectively.

(In millions)	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022
Reserve balance at January 1,	$20.1	$19.5
Provision for warranties issued	4.3	3.9
Settlements made (in cash or in kind)	(5.1)	(4.2)
Acquisition	-	0.4
Foreign translation adjustments	-	(0.2)
Reserve balance at end of period	$19.3	$19.4

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Information on Business Segments

Net sales and operating income for the twenty-six and thirteen weeks ended July 1, 2023 and six and three months ended June 30, 2022 by segment were as follows:

(In millions)	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022	% Change vs. Prior Year
Net Sales
Water	$1,211.3	$1,293.6	(6.4)%
Outdoors	665.5	780.8	(14.8)
Security	326.9	321.2	1.8
Net sales	$2,203.7	$2,395.6	(8.0)%
Operating Income (Loss)
Water	$270.5	$310.0	(12.7)%
Outdoors	74.2	107.2	(30.8)
Security	20.8	45.5	(54.3)
Less: Corporate expenses	(81.1)	(63.4)	(27.9)
Operating income	$284.4	$399.3	(28.8)%

(In millions)	Thirteen Weeks Ended July 1, 2023	Three Months Ended June 30, 2022	% Change vs. Prior Year
Net Sales
Water	$617.1	$650.0	(5.1)%
Outdoors	375.6	437.2	(14.1)
Security	171.0	168.2	1.7
Net sales	$1,163.7	$1,255.4	(7.3)%
Operating Income (Loss)
Water	$142.1	$160.7	(11.6)%
Outdoors	61.2	67.4	(9.2)
Security	(0.4)	25.1	(101.6)
Less: Corporate expenses	(50.3)	(33.7)	(49.3)
Operating income	$152.6	$219.5	(30.5)%

15. Restructuring and Other Charges

Pre-tax restructuring and other charges for the twenty-six and thirteen weeks ended July 1, 2023 and six and three months ended June 30, 2022 are shown below.

(In millions)	Twenty-Six Weeks Ended July 1, 2023			Six Months Ended June 30, 2022
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water	$1.3	$0.2	$1.5	$0.9	$0.8	$1.7
Outdoors	3.0	(1.7)	1.3	0.7	(6.3)	(5.6)
Security	20.2	7.5	27.7	-	-	-
Corporate	0.7	-	0.7	-	-	-
Total	$25.2	$6.0	$31.2	$1.6	$(5.5)	$(3.9)

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and other charges (gains) in the first twenty-six weeks of 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment and headcount actions across all segments. Restructuring and other charges (gains) in the first six months of 2022 were largely related to a gain on the sale of a previously closed manufacturing facility within our Outdoors segment, partially offset by severance actions within our Water and Outdoors segments.

(In millions)	Thirteen Weeks Ended July 1, 2023			Three Months Ended June 30, 2022
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water	$1.1	$0.1	$1.2	$0.9	$-	$0.9
Outdoors	1.5	(1.7)	(0.2)	0.1	-	0.1
Security	19.6	7.5	27.1	-	-	-
Total	$22.2	$5.9	$28.1	$1.0	$-	$1.0

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the second quarter of 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment. Restructuring and other charges in the second quarter of 2022 were largely related to severance costs associated with headcount actions within our Water segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 31, 2022	2023 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at July 1, 2023
Workforce reduction costs	$16.2	$14.2	$(14.1)	0.7	$17.0
Other	13.5	11.0	(1.1)	(14.3)	9.1
Total	$29.7	$25.2	$(15.2)	$(13.6)	$26.1

(a) Cash expenditures primarily relate to severance charges.

(In millions)	Balance at December 31, 2021	2022 Provision	Cash Expenditures (a)	Balance at June 30, 2022
Workforce reduction costs	$3.2	$1.6	$(3.4)	$1.4
Other	0.8	-	-	0.8
Total	$4.0	$1.6	$(3.4)	$2.2

(a) Cash expenditures primarily relate to severance charges.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share

The computations of earnings per common share for the twenty-six and thirteen weeks ended July 1, 2023 and six and three months ended June 30, 2022 were as follows:

(In millions, except per share data)	Twenty-Six Weeks Ended July 1, 2023	Six Months Ended June 30, 2022	Thirteen Weeks Ended July 1, 2023	Three Months Ended June 30, 2022
Income from continuing operations, net of tax	$187.7	$270.5	$102.1	$144.3
(Loss) income from discontinued operations, net of tax	(1.0)	102.4	-	47.7
Net income	$186.7	$372.9	$102.1	$192.0

Earnings per common share
Basic
Continuing operations	$1.47	$2.05	$0.81	$1.11
Discontinued operations	-	0.78	-	0.36
Basic earnings per share	$1.47	$2.83	$0.81	$1.47

Diluted
Continuing operations	$1.47	$2.03	$0.80	$1.10
Discontinued operations	(0.01)	0.77	-	0.36
Diluted earnings per share	$1.46	$2.80	$0.80	$1.46

Basic average shares outstanding	127.3	131.9	126.8	130.3
Stock-based awards	0.7	1.1	0.7	0.9
Diluted average shares outstanding	128.0	133.0	127.5	131.2
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	1.0	1.0	1.0	1.6

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

In January 2023, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to a 52-or 53-week fiscal year ending on the Saturday closest but not subsequent to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2023. This change was made in order to align the Company’s fiscal year with that of its operating businesses and to align the Company’s reporting calendar with how the Company evaluates its businesses. There was no material impact to any of our previously disclosed financial information. As a result, the Company’s fiscal quarters for the 2023 fiscal year end on April 1, 2023, July 1, 2023, September 30, 2023, and December 30, 2023.

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

On June 20, 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business, and the U.S. and Canadian Yale and August residential smart home locks business (collectively the "ASSA Businesses") from ASSA ABLOY, Inc. ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $800 million, subject to post-closing adjustments. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $24 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made), shortly following receipt of local regulatory approval, which is expected to occur later in 2023. The results of Emtek and Schaub premium and luxury door and cabinet hardware business are reported as part of the Water segment and the results of the U.S. and Canadian Yale and August residential smart lock business are reported as part of the Security segment. The financial results of the ASSA Businesses were included in the Company’s consolidated balance sheet as of July 1, 2023. The results of operations and cash flows of the ASSA Businesses from the date of acquisition to July 1, 2023 were not material to the Company.

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

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended July 1, 2023 Compared To Six Months Ended June 30, 2022

	Net Sales
(In millions)	2023	2022	% Change vs. Prior Year
Water	$1,211.3	$1,293.6	(6.4)%
Outdoors	665.5	780.8	(14.8)
Security	326.9	321.2	1.8
Net sales	$2,203.7	$2,395.6	(8.0)%

	Operating Income (Loss)
	2023	2022	% Change vs. Prior Year
Water	$270.5	$310.0	(12.7)%
Outdoors	74.2	107.2	(30.8)
Security	20.8	45.5	(54.3)
Less: Corporate expenses	(81.1)	(63.4)	(27.9)
Operating income	$284.4	$399.3	(28.8)%

The following discussion of consolidated results of operations and segment results refers to the twenty-six weeks ended July 1, 2023 compared to the six months ended June 30, 2022. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $191.9 million, or 8.0%, due to lower sales unit volume in the U.S. and lower sales in our international markets ($25.0 million) as well as unfavorable foreign exchange of approximately $18 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity cost increases across all of our segments and from the Aqualisa acquisition ($27.7 million) in 2022.

Cost of products sold

Cost of products sold decreased by $86.6 million, or 6.1%, due to lower sales volumes and productivity improvements in all of our segments. These factors were partially offset by manufacturing inefficiencies related to the lower sales unit volume in all of our segments, the impact of the Aqualisa acquisition in 2022 and costs associated with the planned closure of a manufacturing facility within our Security segment ($7.5 million).

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $16.0 million, or 2.9%, due to lower advertising and marketing costs. These factors were partially offset by costs related to the acquisition of the ASSA Businesses, increased headcount-related costs and expenses related to the Aqualisa acquisition in 2022.

Amortization of intangible assets

Amortization of intangible assets increased by $2.0 million primarily due to the Aqualisa acquisition in our Water segment ($2.2 million).

Restructuring charges

Restructuring charges of $25.2 million in the twenty-six weeks ended July 1, 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment and headcount actions across all segments. Restructuring charges of $1.6 million in the six months ended June 30, 2022 were largely related to a gain on the sale of a previously closed manufacturing facility within our Outdoors segment, partially offset by severance actions within our Water and Outdoors segments.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income decreased by $114.9 million, or 28.8%, primarily due to manufacturing inefficiencies related to the lower sales unit volume, restructuring costs associated with the planned closure of a manufacturing facility within our Security segment, unfavorable channel mix in our Water segment, higher commodity, transportation and headcount-related costs, as well as unfavorable foreign exchange of approximately $5 million. These factors were partially offset by productivity improvements and lower advertising and marketing costs.

Interest expense

Interest expense increased by $2.3 million to $54.6 million due to higher fixed rate debt balances with the new issuance of $600 million of 5.875% Senior Notes due 2033.

Other income, net

Other income, net, was $11.6 million in the twenty-six weeks ended July 1, 2023, compared to $2.4 million in the six months ended June 30, 2022. The increase in other income, net is primarily due to an increase in foreign currency transaction income ($7.4 million) and an increase in interest income ($5.4 million). These benefits were partially offset by an increase in defined benefit expenses ($3.1 million).

Income taxes

The effective income tax rates for the twenty-six weeks ended July 1, 2023 and six months ended June 30, 2022 were 22.2% and 22.6%, respectively. The effective income tax rate in 2023 was lower than the prior period primarily due to change in jurisdictional mix of income and greater tax benefits from uncertain tax positions.

Income from Continuing Operations, net of tax

Income from continuing operations, net of tax, was $187.7 million in the twenty-six weeks ended July 1, 2023, compared to $270.5 million in the six months ended June 30, 2022. The decrease was due to lower operating income and higher interest expense, partly offset by lower income tax expense and higher other income.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of income taxes, was $102.4 million for the six months ended June 30, 2022 and includes the results from operations of our former Cabinets segment.

Results By Segment

Water

Net sales decreased by $82.3 million, or 6.4%, due to lower sales unit volume primarily in the U.S. and unfavorable foreign exchange of approximately $19 million. These factors were partially offset by the benefit from the Aqualisa acquisition ($27.7 million) in 2022, volume increases in China due primarily to the non-recurrence of 2022 COVID lockdowns and price increases to help mitigate the impact of cumulative commodity cost increases.

Operating income decreased by $39.5 million, or 12.7%, due to the lower net sales, including unfavorable channel mix, and manufacturing inefficiencies related to the lower sales unit volume. These factors were partially offset by productivity improvements and lower advertising and marketing costs.

Outdoors

Net sales decreased by $115.3 million, or 14.8%, due to lower sales unit volume of our doors and decking products. These were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity cost increases.

Operating income decreased by $33.0 million, or 30.8%, due to lower net sales, the impact of costs associated with manufacturing inefficiencies related to the lower sales unit volume, the absence of the 2022 gain of $6.2 million on the sale of a previously closed manufacturing facility and higher commodity and employee-related costs. These factors were partially offset by savings resulting from the rationalization of certain of our production facilities and lower transportation costs.

Security

Net sales increased by $5.7 million, or 1.8%, due to price increases to help mitigate the impact of cumulative commodity cost increases and favorable foreign exchange of approximately $1 million. These benefits were partially offset by lower sales unit volume.

Operating income decreased by $24.7 million, or 54.3%, due to higher restructuring costs associated with the planned closure of a manufacturing facility and the impact of costs associated with manufacturing inefficiencies related to lower sales unit volume, partially offset by the benefit from higher net sales and productivity improvements.

Corporate

Corporate expenses increased by $17.7 million, or 27.9%, due to costs related to the acquisition of the ASSA Businesses.

Thirteen Weeks Ended July 1, 2023 Compared To Three Months Ended June 30, 2022

	Net Sales
(In millions)	2023	2022	% Change vs. Prior Year
Water	$617.1	$650.0	(5.1)%
Outdoors	375.6	437.2	(14.1)
Security	171.0	168.2	1.7
Net sales	$1,163.7	$1,255.4	(7.3)%

	Operating Income (Loss)
	2023	2022	% Change vs. Prior Year
Water	$142.1	$160.7	(11.6)%
Outdoors	61.2	67.4	(9.2)
Security	(0.4)	25.1	(101.6)
Less: Corporate expenses	(50.3)	(33.7)	(49.3)
Operating income	$152.6	$219.5	(30.5)%

The following discussion of consolidated results of operations and segment results refers to the thirteen-weeks period ended July 1, 2023 compared to the three months ended June 30, 2022. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $91.7 million, or 7.3%, due to lower sales unit volume in the U.S. and higher customer sales incentives due to a stronger single family new-home construction market. These factors were partially offset by higher net sales in our international markets ($26.5 million), the benefit from price increases to help mitigate the impact of cumulative commodity cost increases across all of our segments and from the Aqualisa acquisition ($13.0 million) in 2022.

Cost of products sold

Cost of products sold decreased by $46.4 million, or 6.3%, due to the lower sales volumes, the benefit of productivity improvements and raw material cost deflation across all of our segments. These factors were partially offset by manufacturing inefficiencies related to the lower sales unit volume, costs associated with the planned closure of a manufacturing facility within our Security segment ($7.5 million) and the impact of the Aqualisa acquisition in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.6 million, or 0.2%, due to lower advertising, marketing and transportation, as well as savings associated with our 2022 corporate reorganization and restructuring activities. These factors were partially offset by costs related to the acquisition of the ASSA Businesses, higher headcount-related costs and the impact of the Aqualisa acquisition in 2022.

Amortization of intangible assets

Amortization of intangible assets increased by $1.0 million primarily due to the Aqualisa acquisition.

Restructuring charges

Restructuring charges of $22.2 million in the thirteen-weeks period ended July 1, 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment. Restructuring charges of $1.0 million in the three months ended June 30, 2022 were largely related to severance costs associated with headcount actions within our Water segment.

Operating income

Operating income decreased by $66.9 million, or 30.5%, primarily due to lower net sales, restructuring costs associated with the planned closure of a manufacturing facility within our Security segment, costs related to the planned acquisition of the ASSA Businesses, manufacturing inefficiencies related to the lower sales unit volume and higher headcount-related costs, as well as unfavorable foreign exchange of approximately $2 million. These factors were partially offset by the benefit from productivity improvements and raw material cost deflation.

Interest expense

Interest expense decreased $2.8 million to $27.7 million due to no short-term borrowing from our Revolving Credit Facility or Commercial Paper program during the quarter.

Other income, net

Other income, net, was $5.2 million in the thirteen-weeks period ended July 1, 2023, compared to $0.2 million in the three months ended June 30, 2022. The increase in other income, net is primarily due to an increase in foreign currency transaction income ($4.3 million) and interest income ($2.9 million). These benefits were partially offset by an increase in defined benefit expenses ($1.6 million).

Income taxes

The effective income tax rates for the thirteen weeks ended July 1, 2023 and three months ended June 30, 2022 were 21.5% and 23.7%, respectively. The effective income tax rate in 2023 was lower than the prior period primarily due to change in jurisdictional mix of income and greater tax benefits from uncertain tax positions.

Income from Continuing Operations, net of tax

Income from continuing operations, net of tax, was $102.1 million in the thirteen weeks ended July 1, 2023, compared to $144.3 million in the three months ended June 30, 2022. The decrease was due to lower operating income, partly offset by lower income tax expense, higher other income and lower interest expense.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of income taxes, was $47.7 million for the quarter ended June 30, 2022 and includes the results from operations of our former Cabinets segment.

Results By Segment

Water

Net sales decreased by $32.9 million, or 5.1%, due to lower sales unit volume primarily in the U.S. and higher customer sales incentives due to a stronger single family new-home construction market. These factors were partially offset by volume increases in China due primarily to the non-recurrence of 2022 COVID lockdowns, the benefit from the Aqualisa acquisition ($13.0 million) in 2022 and price increases to help mitigate the impact of cumulative commodity cost increases.

Operating income decreased by $18.6 million, or 11.6%, due to lower net sales, manufacturing inefficiencies related to the lower sales unit volume, higher headcount-related costs and unfavorable foreign exchange of approximately $1 million. These factors were partially offset by productivity improvements, raw material cost deflation, lower advertising, marketing and transportation costs.

Outdoors

Net sales decreased by $61.6 million, or 14.1%, due to lower sales unit volume for our doors and decking products. These were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity cost increases.

Operating income decreased by $6.2 million, or 9.2%, due to the impact of costs associated with manufacturing inefficiencies related to the lower sales unit volume, lower net sales and higher headcount-related costs. These factors were partially offset by savings resulting from the rationalization of certain of our production facilities, raw material cost deflation, lower advertising and marketing costs and lower transportation costs.

Security

Net sales increased by $2.8 million, or 1.7%, due to price increases to help mitigate the impact of cumulative commodity cost increases and continued growth in the commercial business. These benefits were partially offset by lower sales unit volume in our retail locks and retail safe businesses.

Operating income decreased by $25.5 million, or 101.6%, due to higher restructuring and other charges associated with the planned closure of a manufacturing facility and manufacturing inefficiencies related to the lower sales unit volume. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity cost increases, raw material cost deflation, productivity improvements and lower marketing and advertising costs.

Corporate

Corporate expenses increased by $16.6 million, or 49.3%, due to costs related to the planned acquisition of the ASSA Businesses.

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

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year-ended December 31, 2022 entitled “Item 1A. Risk Factors.” In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, repurchase shares of our common stock under our share repurchase program, pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

In June 2023, the Company issued $600 million in aggregate principal 5.875% senior unsecured notes maturing in 2033 in a registered public offering. The Company intends to use the net proceeds from the notes offering to pay off its 2023 4.000% senior unsecured notes maturing in September 2023 and for general corporate purposes.

In March 2022, the Company issued $900 million in aggregate principal amount of senior unsecured notes in a registered public offering consisting of $450 million of 4.000% senior unsecured notes maturing in 2032 and $450 million of 4.500% senior unsecured notes maturing in 2052 (together, the “2022 Notes”). The Company used the net proceeds from the 2022 Notes offering to pay down a portion of the outstanding balance on the 2021 Term Loan.

On July 1, 2023, the Company had aggregate outstanding senior notes in the amount of $3.3 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of July 1, 2023 and December 31, 2022:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	July 1, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.5	$498.1
4.000% Senior Notes	600.0	September 2018	September 2023	599.8	599.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.3	695.0
4.000% Senior Notes	450.0	March 2022	March 2032	446.0	445.8
4.500% Senior Notes	450.0	March 2022	March 2052	435.6	435.4
5.875% Senior Notes	600.0	June 2023	June 2033	593.1	-
Total Senior Notes	$3,300.0			$3,268.3	$2,673.5

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On July 1, 2023 and December 31, 2022, there were no outstanding borrowings under this facility. As of July 1, 2023, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $20.5 million in aggregate as of July 1, 2023 and December 31, 2022, respectively. There were no outstanding balances as of July 1, 2023 and December 31, 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. On July 1, 2023 and December 31, 2022, there were no outstanding borrowings under the Commercial Paper Program.

Cash and Seasonality

On July 1, 2023, we had cash and cash equivalents of $681.7 million, of which $321.3 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the first twenty-six weeks of 2023, we repurchased 1.7 million shares of our outstanding common stock under the Company’s share repurchase program for $100.0 million. As of July 1, 2023, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $485 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the first twenty-six weeks of 2023, we paid dividends in the amount of $58.6 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

On June 20, 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business, and the U.S. and Canadian Yale and August residential smart home locks business (collectively the "ASSA Businesses") from ASSA ABLOY, Inc. ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $800 million, subject to post-closing adjustments. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $24 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made), shortly following receipt of local regulatory approval, which is expected to occur later in 2023. The results of Emtek and Schaub premium and luxury door and cabinet hardware business are reported as part of the Water segment and the results of the U.S. and Canadian Yale and August residential smart lock business are reported as part of the Security segment. The financial results of the ASSA Businesses were included in the Company’s consolidated balance sheet as of July 1, 2023. The results of operations and cash flows of the ASSA Businesses from the date of acquisition to July 1, 2023 were not material to the Company.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the twenty-six weeks ended July 1, 2023 and six months ended June 30, 2022.

'(In millions)	Twenty-Six-Weeks Period Ended July 1, 2023	Six Months Ended June 30, 2022
Net cash provided by operating activities	$503.6	$41.9
Net cash used in investing activities	(891.3)	(169.2)
Net cash provided by financing activities	427.8	27.1
Effect of foreign exchange rate changes on cash	(2.1)	(11.3)
Net increase (decrease) in cash and cash equivalents	$38.0	$(111.5)

Net cash provided by operating activities was $503.6 million in the twenty-six weeks ended July 1, 2023, compared to net cash provided by operating activities of $41.9 million in the six months ended June 30, 2022. The increase in cash provided of $461.7 million was primarily due to an increase in net cash provided by working capital items, primarily inventory, accounts receivable and accounts payable resulting from an initiative to align working capital with current U.S. home product market activity and expected sales volume. The $84.2 million settlement of our interest rate swaps during the period and increased accrued expenses and other liabilities also contributed to the increase in cash provided by operating activities. The increase in cash provided by operating activities was partially offset by lower net income in 2023.

Net cash used in investing activities was $891.3 million in the twenty-six weeks ended July 1, 2023, compared to net cash used in investing activities of $169.2 million in the six months ended June 30, 2022. The increase in cash used of $722.1 million reflects the acquisition of the ASSA Businesses for approximately $800 million in June 2023 as compared to the acquisition of Solar for $61.6 million in 2022.

Net cash provided by financing activities was $427.8 million in the twenty-six weeks ended July 1, 2023, compared to cash provided by financing activities of $27.1 million in the six months ended June 30, 2022. The increase in cash provided of $400.7 million was primarily due to lower share repurchases in 2023 compared to 2022 ($405.0 million decrease), lower net borrowings in 2023 compared to 2022 ($55.3 million decrease), a decrease in dividends paid to stockholders, lower cash used related to stock option activity and the absence of the final payment for the remaining equity interest in Flo ($16.7 million) made in 2022.

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

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

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

(b) Changes in Internal Control Over Financial Reporting.

The Company acquired the ASSA Businesses on June 20, 2023. As a result of the acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended July 1, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen-weeks period ended July 1, 2023:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended July 1, 2023	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
April 2 – April 29	—	$—	—	$484,580,514
April 30 – May 27	—	—	—	484,580,514
May 28 – July 1	—	—	—	484,580,514
Total	—	$—	—

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
March 2, 2022	March 2, 2022	$750,000,000	March 2, 2024

Item 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Officers

A significant portion of the compensation of our officers is delivered in the form of equity awards, including performance share awards, restricted stock units and stock options. The Company’s compensation programs and practices are designed to pay for performance and to align management’s interests with those of the Company’s stockholders while attracting, motivating and retaining superior talent to lead our Company. In addition, members of the Board of Directors receive a portion of their compensation in

Company common stock. Our executive officers and directors may engage from time to time in the open-market sale or other transactions involving those securities, and may also purchase our securities.

Transactions in our securities by our directors and officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our directors and officers are permitted to enter into trading plans designed to comply with Rule 10b5-1.

During the second quarter of 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Fortune Brands Innovations, Inc., effective May 16, 2023, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2023.

3.2

Amended and Restated Bylaws of Fortune Brands Innovations, Inc., effective December 13, 2022, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2022.

4.1

Fifth Supplemental Indenture, dated as of June 14, 2023, by and among Fortune Brands Innovations, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent, is incorporated herein by reference to Exhibit 4.12 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2023.

4.2	Form of global certificate for the 5.875% Senior Notes due 2033 (contained in Exhibit 4.12 to the Company's Current Report on Form 8-K filed with the SEC on June 16, 2023).

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: August 1, 2023	/s/ David V. Barry
David V. Barry
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)