Form 10-Q
period 2023-09-30
Fortune Brands Innovations, Inc.
filed 2023-10-27
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 13, 2023 was 126,094,963.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Thirty-Nine and Thirteen Weeks Ended September 30, 2023 and Nine and Three Months Ended September 30, 2022

(In millions, except per share amounts)

(Unaudited)

	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022	Thirteen Weeks Ended September 30, 2023	Three Months Ended September 30, 2022
Net sales	$3,464.9	$3,591.1	$1,261.2	$1,195.5
Cost of products sold	2,048.4	2,130.5	721.1	716.6
Selling, general and administrative expenses	862.6	810.7	321.1	253.1
Amortization of intangible assets	44.0	35.7	18.8	12.5
Restructuring charges	28.9	22.2	3.7	20.6
Operating income	481.0	592.0	196.5	192.7
Interest expense	87.9	85.3	33.3	33.0
Other income, net	(20.9)	(5.2)	(9.4)	(2.8)
Income from continuing operations before income taxes	414.0	511.9	172.6	162.5
Income tax	89.8	100.0	36.1	21.1
Income from continuing operations, net of tax	324.2	411.9	136.5	141.4
(Loss) income from discontinued operations, net of tax	(1.0)	165.2	-	62.8
Net income	$323.2	$577.1	$136.5	$204.2

Basic earnings per common share
Continuing operations	$2.55	$3.14	$1.08	$1.09
Discontinued operations	-	1.26	-	0.49
Basic earnings per share	$2.55	$4.40	$1.08	$1.58

Diluted earnings per common share
Continuing operations	$2.53	$3.12	$1.07	$1.09
Discontinued operations	—	1.25	-	0.48
Diluted earnings per share	$2.53	$4.37	$1.07	$1.57

Comprehensive income	$316.5	$599.5	$118.1	$174.2

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$453.4	$642.5
Accounts receivable less allowances for discounts and credit losses	578.6	521.8
Inventories	930.0	1,021.3
Other current assets	187.7	274.8
Total current assets	2,149.7	2,460.4
Property, plant and equipment, net of accumulated depreciation	929.2	783.7
Operating lease assets	123.2	118.9
Goodwill	1,904.2	1,640.7
Other intangible assets, net of accumulated amortization	1,400.0	1,000.8
Other assets	111.8	116.4
Total assets	$6,618.1	$6,120.9
Liabilities and equity
Current liabilities
Short-term debt	$-	$599.2
Accounts payable	570.4	421.6
Other current liabilities	621.7	523.9
Total current liabilities	1,192.1	1,544.7
Long-term debt	2,829.3	2,074.3
Deferred income taxes	125.5	136.9
Accrued defined benefit plans	59.7	79.9
Operating lease liabilities	92.1	95.4
Other non-current liabilities	100.4	102.8
Total liabilities	4,399.1	4,034.0
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,116.8	3,069.6
Accumulated other comprehensive loss	36.6	37.4
Retained earnings	2,554.2	2,323.8
Treasury stock	(3,490.5)	(3,345.8)
Total stockholders' equity	2,219.0	2,086.9
Total liabilities and equity	$6,618.1	$6,120.9

(a) Common stock, par value $0.01 per share; 186.9 million shares and 186.2 million shares issued at September 30, 2023 and December 31, 2022, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-Nine Weeks Ended September 30, 2023 and Nine Months Ended September 30, 2022

(In millions)

(Unaudited)

	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating activities
Net income	$323.2	$577.1
Non-cash adjustments:
Depreciation	67.5	93.5
Amortization of intangibles	44.0	48.9
Non-cash lease expense	23.9	33.8
Stock-based compensation	25.7	40.0
Recognition of actuarial (gain) loss	(2.4)	0.4
Deferred taxes	(11.5)	34.9
Restructuring Charges	-	7.5
Asset impairment charges	-	26.0
Amortization of deferred financing fees	3.2	2.8
(Gain) on sale of property, plant and equipment	(1.6)	(5.6)
Changes in assets and liabilities:
Increase in accounts receivable	(24.6)	(51.0)
Decrease (increase) in inventories	196.2	(302.7)
Increase (decrease) in accounts payable	107.5	(79.3)
Decrease in other assets	142.7	6.2
Decrease in accrued expenses and other liabilities	(47.8)	(117.6)
Decrease in accrued taxes	(10.4)	(26.1)
Net cash provided by operating activities	835.6	288.8
Investing activities
Capital expenditures (a)	(175.7)	(175.1)
Proceeds from the disposition of assets	2.8	8.1
Cost of acquisitions, net of cash acquired	(784.1)	(214.0)
Net cash used in investing activities	(957.0)	(381.0)
Financing activities
Issuance of short-term debt	-	701.4
Repayment of short-term debt	(600.0)	(1,100.0)
Issuance of long-term debt	865.1	4,973.9
Repayment of long-term debt	(110.0)	(3,895.9)
Proceeds from the exercise of stock options	8.8	0.6
Treasury stock purchases	(120.1)	(531.1)
Employee withholding taxes related to stock-based compensation	(13.6)	(25.7)
Dividends to stockholders	(87.8)	(109.8)
Other financing, net	(3.0)	(22.3)
Net cash used in financing activities	(60.6)	(8.9)
Effect of foreign exchange rate changes on cash	(7.7)	(26.0)
Net decrease in cash and cash equivalents	$(189.7)	$(127.1)
Cash, cash equivalents and restricted cash(b) at beginning of period	$648.3	$476.1
Cash, cash equivalents and restricted cash(b) at end of period	$458.6	$349.0

(a)
Capital expenditures of $33.2 million as of September 30, 2023 and $11.7 million as of September 30, 2022 that had not been paid, were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $3.0 million and $2.1 million is included in Other current assets and Other assets, respectively, as of September 30, 2023 and restricted cash of $1.4 million and $2.3 million is included in Other current assets and Other assets, respectively, as of September 30, 2022. Restricted cash of $2.1 million and $3.7 million is included in Other current assets and Other assets, respectively, as of December 31, 2022.
(c)
Treasury stock purchased for the thirty-nine weeks ended September 30, 2023 and nine months ended September 30, 2022 excludes $10.0 million and $10.0 million, respectively, related to purchases that were not settled until after September 30, 2023 and September 30, 2022, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Thirty-Nine and Thirteen Weeks Ended September 30, 2023 and Nine and Three Months Ended September 30, 2022

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	-	-	-	577.1	-	577.1
Other comprehensive income (loss)	-	-	22.4	-	-	22.4
Stock options exercised	-	0.6	-	-	-	0.6
Stock-based compensation	-	40.0	-	-	(25.7)	14.3
Treasury stock purchases	-	-	-	-	(541.1)	(541.1)
Dividends ($0.84 per common share)	-	-	-	(108.0)	-	(108.0)
Balance at September 30, 2022	$1.9	$3,058.9	$(2.2)	$3,277.0	$(3,305.5)	$3,030.1

Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$2,086.9
Comprehensive income:
Net income	-	-	-	323.2	-	323.2
Other comprehensive income (loss)	-	-	(6.7)	-	-	(6.7)
Other	-	12.7	5.9	(5.3)	-	13.3
Stock options exercised	-	8.8	-	-	-	8.8
Stock-based compensation	-	25.7	-	-	(13.6)	12.1
Treasury stock purchases	-	-	-	-	(131.1)	(131.1)
Dividends ($0.69 per common share)	-	-	-	(87.5)	-	(87.5)
Balance at September 30, 2023	$1.9	$3,116.8	$36.6	$2,554.2	$(3,490.5)	$2,219.0

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at June 30, 2022	$1.9	$3,046.2	$27.8	$3,145.0	$(3,268.5)	$2,952.4
Comprehensive income:
Net income	-	-	-	204.2	-	204.2
Other comprehensive income (loss)	-	-	(30.0)	-	-	(30.0)
Stock options exercised	-	0.2	-	-	-	0.2
Stock-based compensation	-	12.5	-	-	(0.9)	11.6
Treasury stock purchases	-	-	-	-	(36.1)	(36.1)
Dividends ($0.56 per common share)	-	-	-	(72.2)	-	(72.2)
Balance at September 30, 2022	$1.9	$3,058.9	$(2.2)	$3,277.0	$(3,305.5)	$3,030.1

Balance at July 1, 2023	$1.9	$3,103.5	$55.3	$2,475.4	$(3,459.0)	$2,177.1
Comprehensive income:
Net income	-	-	-	136.5	-	136.5
Other comprehensive income (loss)	-	-	(18.4)	-	-	(18.4)
Other	-	-	(0.3)	0.7	-	0.4
Stock options exercised	-	3.8	-	-	-	3.8
Stock-based compensation	-	9.5	-	-	(1.2)	8.3
Treasury stock purchases	-	-	-	-	(30.3)	(30.3)
Dividends ($0.46 per common share)	-	-	-	(58.4)	-	(58.4)
Balance at September 30, 2023	$1.9	$3,116.8	$36.6	$2,554.2	$(3,490.5)	$2,219.0

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

In June 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business"), and the U.S. and Canadian Yale and August residential smart home locks business (the "Yale and August Business", and collectively with the Emtek and Schaub Business, the "ASSA Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.4 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made), shortly following receipt of local regulatory approval, which is expected to occur later in 2023. The results of the Emtek and Schaub Business are reported as part of the Water segment and the results of the Yale and August Business are reported as part of the Security segment.

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

The condensed consolidated balance sheet as of September 30, 2023, the related condensed consolidated statements of comprehensive income and equity for the thirty-nine weeks and thirteen weeks ended September 30, 2023, the related condensed consolidated statements of comprehensive income and equity for the nine and three months ended September 30, 2022, the related condensed consolidated statements of cash flows for the thirty-nine weeks ended September 30, 2023, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2022 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

2. Recently Issued Accounting Standards

No material impacts noted from recently issued accounting standards.

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 30, 2023	December 31, 2022
Inventories:
Raw materials and supplies	$316.5	$309.4
Work in process	76.1	83.5
Finished products	537.4	628.4
Total inventories	$930.0	$1,021.3

Property, plant and equipment, gross	$1,822.1	$1,614.3
Less: accumulated depreciation	892.9	830.6
Property, plant and equipment, net	$929.2	$783.7

4. Acquisitions and Dispositions

ASSA Businesses

In June 2023, we acquired the ASSA Businesses. The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.4 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made). The results of the Emtek and Schaub Business are reported as part of the Water segment and the results of the Yale and August Business are reported as part of the Security segment.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the preliminary allocation of the ASSA Businesses purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$35.8
Inventories	107.2
Property, plant and equipment	19.5
Goodwill	264.0
Identifiable intangible assets	442.0
Operating lease assets	17.3
Other assets	2.3
Total assets	888.1
Accounts payable	26.0
Other current liabilities and accruals	37.5
Other non-current liabilities	15.3
Net assets acquired(a)	$809.3

(a) Net assets exclude $16.3 million of cash transferred to the Company as the result of the acquisition.

We apply significant judgment in determining the estimates and assumptions used to determine the fair value of the identifiable intangible assets, including forecasted revenue growth rates, EBITDA margins, percentage of revenue attributable to the tradenames, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. The goodwill is included in our Security and Water segments. Substantially all of the tax goodwill is expected to be deductible for income tax purposes, subject to the finalization of the purchase price allocation. ASSA Businesses identifiable intangible assets consist of finite-lived customer relationship assets of $349.3 million, an indefinite-lived tradename of $75.0 million, a definite-lived tradename of $9.0 million and finite-lived proprietary technology assets of $8.7 million. The useful life of the customer relationship assets is estimated to be 17 years. The useful life of the definite-lived tradename is estimated to be 30 years. The useful life of the proprietary technology assets is estimated to be eight years. Customer relationships, tradenames and proprietary technology assets are amortized on a straight line basis over their useful lives.

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

(In millions)	Thirty-Nine Weeks Ended September 30, 2023	Thirteen Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022
Net sales	$3,649.9	$1,261.2	$3,895.4	$1,296.3
Income from continuing operations, net of tax	$361.9	$137.4	$420.6	$149.6

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cabinets

On December 14, 2022, the Company completed the separation of MasterBrand, Inc., via a tax-free spin-off transaction (the “Separation”) to create an independent, publicly-traded company. Immediately following completion of the Separation, the Company changed its name from “Fortune Brands Home & Security, Inc.” to “Fortune Brands Innovations, Inc.” and its stock ticker changed from “FBHS” to “FBIN” to better reflect its focus on activities related to core brands and innovation.

The condensed consolidated statements of income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of MasterBrand as discontinued operations. For the nine months ended September 30, 2022, the condensed consolidated statement of cash flows includes net cash provided from operations related to discontinued operations of $211.9 million and net cash used in investing activities of $32.2 million. Depreciation, amortization and capital expenditures attributable to discontinued operations for the nine months ended September 30, 2022, were $32.5 million, $13.2 million and $32.2 million, respectively.

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

Flo Technologies

In 2018, our Water segment entered into a strategic partnership with, and acquired non-controlling equity interests in Flo Technologies ("Flo"). In January 2020, we entered into an agreement to acquire the remaining outstanding shares of Flo in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022. On January 30, 2022, we made a final cash payment of $16.7 million to the legacy minority shareholders to acquire such shares which is reflected within Other financing, net in our consolidated statements of cash flows.

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $1,904.2 million and $1,640.7 million as of September 30, 2023 and December 31, 2022, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 31, 2022(a)	$893.4	$651.0	$96.3	$1,640.7
Year-to-date translation adjustments	0.5	-	0.1	0.6
Acquisition-related adjustments	243.3	0.1	19.5	262.9
Goodwill at September 30, 2023(a)	$1,137.2	$651.1	$115.9	$1,904.2

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

(In millions)	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$553.1	$-	$553.1	$478.1	$-	$478.1
Amortizable intangible assets
Tradenames	56.8	(8.5)	48.3	47.5	(6.8)	40.7
Customer and contractual relationships	1,012.6	(273.5)	739.1	662.6	(239.6)	423.0
Patents/proprietary technology	137.4	(77.9)	59.5	128.5	(69.5)	59.0
Total	1,206.8	(359.9)	846.9	838.6	(315.9)	522.7
Total identifiable intangibles	$1,759.9	$(359.9)	$1,400.0	$1,316.7	$(315.9)	$1,000.8

We had net identifiable intangible assets of $1,400.0 million and $1,000.8 million as of September 30, 2023 and December 31, 2022, respectively. The $443.2 million increase in gross identifiable intangible assets was primarily due to the acquisition of the ASSA Businesses and foreign translation adjustments.

Amortizable identifiable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

6. External Debt and Financing Arrangements

Senior Notes

In September 2023, we paid off all $600 million in aggregate principle of our 2023 4.000% senior unsecured notes that matured in September 2023 at their maturity date using cash on hand.

In June 2023, the Company issued $600 million in aggregate principal 5.875% senior unsecured notes maturing in 2033 in a registered public offering. The Company used the net proceeds from the notes offering to pay off its 2023 4.000% senior unsecured notes that matured in September 2023 and for general corporate purposes.

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

On September 30, 2023, the Company had aggregate outstanding senior notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of September 30, 2023 and December 31, 2022:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 30, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.7	$498.1
4.000% Senior Notes	600.0	September 2018	September 2023	-	599.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.5	695.0
4.000% Senior Notes	450.0	March 2022	March 2032	446.1	445.8
4.500% Senior Notes	450.0	March 2022	March 2052	435.8	435.4
5.875% Senior Notes	600.0	June 2023	June 2033	593.3	-
Total Senior Notes	$3,300.0			$2,669.4	$2,673.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On September 30, 2023, and December 31, 2022, our outstanding borrowings under this facility were $110.0 million and zero, respectively. As of September 30, 2023, we were in compliance with all covenants under this facility.

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

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million and $20.5 million in aggregate as of September 30, 2023 and December 31, 2022, respectively. There were no outstanding balances as of September 30, 2023 and December 31, 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. On September 30, 2023 and December 31, 2022, outstanding borrowings under our Commercial Paper Program were $49.9 million and zero, respectively, which is included in Long-term debt in the condensed consolidated balance sheet.

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

Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 30, 2023 was $463.2 million. Based on foreign exchange rates as of September 30, 2023, we estimate that $13.1 million of net derivative gains included in accumulated other comprehensive income as of September 30, 2023 will be reclassified to earnings within the next twelve months.

The fair values of derivative instruments on the consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

		Fair Value
(In millions)	Location	September 30, 2023	December 31, 2022
Assets:
Foreign exchange contracts	Other current assets	$2.7	$5.0
Interest rate contracts	Other current assets	-	84.6
	Total assets	$2.7	$89.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.3	$0.7
Commodity contracts	Other current liabilities	-	3.6
	Total liabilities	$2.3	$4.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirty-nine weeks ended September 30, 2023 and nine months ended September 30, 2022 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Thirty-Nine Weeks Ended September 30, 2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,048.4	$87.9	$20.9
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.4
Derivative designated as hedging instruments	-	-	0.4
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	5.8	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,130.5	$85.3	$5.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(28.1)
Derivative designated as hedging instruments	-	-	25.5
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(4.2)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	2.5	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended September 30, 2023 and three months ended September 30, 2022 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Thirteen Weeks Ended September 30, 2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$721.1	$33.3	$9.4
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(3.0)
Derivative designated as hedging instruments	-	-	3.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.1)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.2	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$716.6	$33.0	$2.8
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(17.7)
Derivative designated as hedging instruments	-	-	17.8
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(3.9)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	1.1	-

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and fair value of debt as of September 30, 2023 and December 31, 2022 were as follows:

(In millions)	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,669.4	$2,378.6	$2,673.5	$2,412.6
2022 Revolving Credit Agreement	110.0	110.0	-	-
Commercial paper borrowings	49.9	49.9	-	-
Total debt	$2,829.3	$2,538.5	$2,673.5	$2,412.6

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of our 2022 Revolving Credit Facility, borrowings under our Commercial Paper Program and 2021 Term Loan is determined primarily using broker quotes, which are Level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows:

(In millions)	Fair Value
	September 30, 2023	December 31, 2022
Assets
Derivative financial instruments (Level 2)	$2.7	$89.6
Deferred compensation program assets (Level 2)	18.0	14.9
Total assets	$20.7	$104.5
Liabilities
Derivative financial instruments (Level 2)	$2.3	$4.3

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

In order to mitigate interest rate risk associated with forecasted debt issuances, we entered into a total of $600 million of interest rate hedges during the fourth quarter of 2021 and first quarter of 2022. These hedges were terminated during the second quarter of 2023 in parallel with the issuance of $600 million of long-term debt. Terminating the hedges resulted in a pre-tax gain of $84.2 million which was recorded in accumulated other comprehensive income and will be reclassified to earnings over the 10-year maturity associated with the new long-term debt.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirty-nine and thirteen weeks ended September 30, 2023 and nine and three months ended September 30, 2022 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	(70.5)	97.3	(1.6)	25.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3.1)	0.3	(2.8)
Net current-period other comprehensive (loss) income	(70.5)	94.2	(1.3)	22.4
Balance at September 30, 2022	$(67.2)	$97.1	$(32.1)	$(2.2)

Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4
Amounts classified into accumulated other comprehensive (loss) income	(3.6)	5.2	1.5	3.1
Other	-	-	5.9	5.9
Amounts reclassified from accumulated other comprehensive (loss) income	-	(8.0)	(1.8)	(9.8)
Net current-period other comprehensive (loss) income	(3.6)	(2.8)	5.6	(0.8)
Balance at September 30, 2023	$(15.7)	$90.7	$(38.4)	$36.6

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at June 30, 2022	$(12.8)	$71.5	$(30.9)	$27.8
Amounts classified into accumulated other comprehensive (loss) income	(54.4)	24.9	(1.5)	(31.0)
Amounts reclassified from accumulated other comprehensive (loss) income	-	0.7	0.3	1.0
Net current-period other comprehensive (loss) income	(54.4)	25.6	(1.2)	(30.0)
Balance at September 30, 2022	$(67.2)	$97.1	$(32.1)	$(2.2)

Balance at July 1, 2023	$0.9	$92.4	$(38.0)	$55.3
Amounts classified into accumulated other comprehensive (loss) income	(16.6)	0.8	1.7	(14.1)
Other	-	-	(0.3)	(0.3)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.5)	(1.8)	(4.3)
Net current-period other comprehensive (loss) income	(16.6)	(1.7)	(0.4)	(18.7)
Balance at September 30, 2023	$(15.7)	$90.7	$(38.4)	$36.6

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the thirty-nine and thirteen weeks ended September 30, 2023 and nine and three months ended September 30, 2022 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022
Gains (losses) on cash flow hedges
Foreign exchange contracts	$4.1	$2.1	Cost of products sold
Commodity contracts	(0.2)	(4.2)	Cost of products sold
Interest rate contracts	5.8	2.5	Interest expense
	9.7	0.4	Total before tax
	(1.7)	0.5	Tax expense
	$8.0	$0.9	Net of tax
Defined benefit plan items
Recognition of actuarial losses	2.4	$(0.3)	Other (income) expense, net
	2.4	(0.3)	Total before tax
	(0.6)	-	Tax expense
	$1.8	$(0.3)	Net of tax
Total reclassifications for the period	$9.8	$0.6	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended September 30, 2023	Three Months Ended September 30, 2022
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.1	$0.8	Cost of products sold
Commodity contracts	(0.1)	(3.9)	Cost of products sold
Interest rate contracts	3.2	1.1	Interest expense
	3.2	(2.0)	Total before tax
	(0.7)	0.8	Tax expense
	$2.5	$(1.2)	Net of tax
Defined benefit plan items
Recognition of actuarial gains (losses)	$2.4	$(0.3)	Other (income) expense, net
	2.4	(0.3)	Total before tax
	(0.6)	-	Tax expense
	$1.8	$(0.3)	Net of tax
Total reclassifications for the period	$4.3	$(1.5)	Net of tax

The amounts in the table above reflect continuing operations, and exclude income amounts, net of tax, related to discontinued operations of $2.2 million and $0.5 million in the nine months and three months ended, September 30, 2022, respectively.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenues by major sales distribution channels for the thirty-nine and thirteen weeks ended September 30, 2023 and nine and three months ended September 30, 2022:

(In millions)	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022	Thirteen Weeks Ended September 30, 2023	Three Months Ended September 30, 2022
Wholesalers(a)	$1,586.5	$1,586.9	$619.7	$533.6
Home Center retailers(b)	888.1	977.6	283.0	310.7
Other retailers(c)	306.2	309.9	114.5	99.8
U.S. net sales	2,780.8	2,874.4	1,017.2	944.1
International(d)	684.1	716.7	244.0	251.4
Net sales	$3,464.9	$3,591.1	$1,261.2	$1,195.5

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

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the thirty-nine and thirteen weeks ended September 30, 2023 and nine and three months ended September 30, 2022 were as follows:

	Pension Benefits
(In millions)	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022	Thirteen Weeks Ended September 30, 2023	Three Months Ended September 30, 2022
Service cost	$0.1	$0.2	$-	$-
Interest cost	20.4	15.3	6.8	5.1
Expected return on plan assets	(21.4)	(21.1)	(7.1)	(7.0)
Recognition of actuarial losses	-	0.4	-	0.4
Net periodic benefit income	$(0.9)	$(5.2)	$(0.3)	$(1.5)

Service cost relates to benefit accruals in an hourly union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

12. Income Taxes

The effective income tax rates for the thirty-nine and thirteen weeks ended September 30, 2023 were 21.7% and 20.9% respectively. The effective income tax rates for the nine and three months ended September 30, 2022 were 19.5% and 13.0%, respectively.

The difference between the Company’s effective tax rate for the thirty-nine weeks ended September 30, 2023, and the U.S. statutory rate of 21% primarily relates to state income taxes (net of federal income tax benefits), foreign income taxed at higher rates, partially offset by a favorable benefit related to decreases in uncertain tax positions and tax credits. The difference between the Company’s effective rate for the nine months ended September 30, 2022 and the US statutory rate of 21% primarily relates to a net benefit from a decrease in uncertain tax positions, largely as a result of audit settlements in the quarter.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms, and these expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirty-nine weeks ended September 30, 2023 and nine months ended September 30, 2022, respectively.

(In millions)	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022
Reserve balance at January 1,	$20.1	$19.5
Provision for warranties issued	6.5	5.8
Settlements made (in cash or in kind)	(7.4)	(6.3)
Acquisition	-	1.4
Foreign translation adjustments	(0.2)	(0.5)
Reserve balance at end of period	$19.0	$19.9

14. Information on Business Segments

Net sales and operating income for the thirty-nine and thirteen weeks ended September 30, 2023 and nine and three months ended September 30, 2022 by segment were as follows:

(In millions)	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change vs. Prior Year
Net Sales
Water	$1,899.2	$1,928.7	(1.5)%
Outdoors	1,031.9	1,184.4	(12.9)
Security	533.8	478.0	11.7
Net sales	$3,464.9	$3,591.1	(3.5)%
Operating Income (Loss)
Water	$434.7	$462.7	(6.1)%
Outdoors	126.2	154.6	(18.4)
Security	37.8	68.7	(45.0)
Less: Corporate expenses	(117.7)	(94.0)	(25.2)
Operating income	$481.0	$592.0	(18.8)%

(In millions)	Thirteen Weeks Ended September 30, 2023	Three Months Ended September 30, 2022	% Change vs. Prior Year
Net Sales
Water	$688.0	$635.1	8.3%
Outdoors	366.4	403.6	(9.2)
Security	206.8	156.8	31.9
Net sales	$1,261.2	$1,195.5	5.5%
Operating Income (Loss)
Water	$164.2	$152.7	7.5%
Outdoors	52.0	47.4	9.7
Security	17.0	23.2	(26.7)
Less: Corporate expenses	(36.7)	(30.6)	(19.9)
Operating income	$196.5	$192.7	2.0%

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring and Other Charges

Pre-tax restructuring and other charges for the thirty-nine and thirteen weeks ended September 30, 2023 and nine and three months ended September 30, 2022 are shown below.

(In millions)	Thirty-Nine Weeks Ended September 30, 2023			Nine Months Ended September 30, 2022
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water	$1.3	$0.3	$1.6	$3.8	$0.7	$4.5
Outdoors	3.1	(0.4)	2.7	18.4	(6.1)	12.3
Security	23.8	12.7	36.5	0.5	-	0.5
Corporate	0.7	-	0.7	(0.5)	0.0	(0.5)
Total	$28.9	$12.6	$41.5	$22.2	$(5.4)	$16.8

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the thirty-nine weeks ended September 30, 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment and headcount actions across all segments. Restructuring and other charges (gains) in the nine months ended September 30, 2022 were largely related to severance, asset impairment and other costs associated with plant closures within our Outdoors business and headcount actions across all of our businesses.

(In millions)	Thirteen Weeks Ended September 30, 2023			Three Months Ended September 30, 2022
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water	$-	$0.1	$0.1	$2.9	$-	$2.9
Outdoors	-	1.4	1.4	17.7	0.2	17.9
Security	3.7	5.1	8.8	0.5	-	0.5
Corporate	-	-	-	(0.5)	-	(0.5)
Total	$3.7	$6.6	$10.3	$20.6	$0.2	$20.8

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the thirteen weeks ended September 30, 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment. Restructuring and other charges in the three months ended September 30, 2022 were largely related to severance, asset impairment and other costs associated with plant closures within our Outdoors business and headcount actions across all our businesses.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 31, 2022	2023 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at September 30, 2023
Workforce reduction costs	$16.2	$16.6	$(16.3)	0.6	$17.1
Other	13.5	12.3	(1.3)	(15.7)	8.8
Total	$29.7	$28.9	$(17.6)	$(15.1)	$25.9

(a) Cash expenditures primarily relate to severance charges.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Balance at December 31, 2021	2022 Provision	Cash Expenditures (a)	Balance at September 30, 2022
Workforce reduction costs	$3.2	$14.0	$(4.6)	$12.6
Other	0.8	8.2	-	9.0
Total	$4.0	$22.2	$(4.6)	$21.6

(a) Cash expenditures primarily relate to severance charges.

16. Earnings Per Share

The computations of earnings per common share for the thirty-nine and thirteen weeks ended September 30, 2023 and nine and three months ended September 30, 2022 were as follows:

(In millions, except per share data)	Thirty-Nine Weeks Ended September 30, 2023	Nine Months Ended September 30, 2022	Thirteen Weeks Ended September 30, 2023	Three Months Ended September 30, 2022
Income from continuing operations, net of tax	$324.2	$411.9	$136.5	$141.4
(Loss) income from discontinued operations, net of tax	(1.0)	165.2	-	62.8
Net income	$323.2	$577.1	$136.5	$204.2

Earnings per common share
Basic
Continuing operations	$2.55	$3.14	$1.08	$1.09
Discontinued operations	-	1.26	-	0.49
Basic earnings per share	$2.55	$4.40	$1.08	$1.58

Diluted
Continuing operations	$2.53	$3.12	$1.07	$1.09
Discontinued operations	—	1.25	-	0.48
Diluted earnings per share	$2.53	$4.37	$1.07	$1.57

Basic average shares outstanding	127.1	131.0	126.9	129.3
Stock-based awards	0.8	1.0	0.9	0.8
Diluted average shares outstanding	127.9	132.0	127.8	130.1
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	0.9	1.2	0.8	1.6

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition in addition to statements regarding our general business strategies, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected impact of acquisitions, dispositions and other strategic transactions including the expected benefits of the Separation of MasterBrand and the tax-free nature of the Separation, the anticipated impact of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections of our management about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to execute on our strategic plans and the effectiveness of our strategies in the face of business competition, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (vii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (viii) delays or outages in our information technology systems or computer networks, (ix) risks associated with doing business globally, including changes in trade-related tariffs and risks with uncertain trade environments, (x) risks associated with the disruption of operations, (xi) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xii) risks associated with strategic acquisitions and joint ventures, including difficulties integrating acquired companies and the inability to achieve the expected financial results and benefits of transactions, (xiii) impairments in the carrying value of goodwill or other acquired intangible assets, (xiv) risk of increases in our defined benefit-related costs and funding requirements, (xv) the uncertainties relating to the impact of COVID-19 on the Company’s business, financial performance and operating results, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) changes in government and industry regulatory standards, (xx) future tax law changes or the interpretation of existing tax laws, (xxi) our ability to secure and protect our intellectual property rights, (xxii) potential liabilities and costs from claims and litigation, (xxiii) our ability to achieve the expected benefits of the Separation of MasterBrand, (xxiv) the risk that we may be required to indemnify MasterBrand in connection with the Separation or that MasterBrand’s indemnities to us may not be sufficient to hold us harmless for the full amount of liabilities for which MasterBrand has been allocated responsibility and (xxv) the potential that the Separation fails to qualify as tax-free for U.S. federal income tax purposes. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a decentralized business model and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. The long-term outlook for our products remains favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, helps us to continue to achieve profitable organic growth.

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

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a substantial majority of the markets we serve consisting of repair and remodel spending. Continued growth in the U.S. market for our home products will largely depend on consumer confidence, employment, wage growth, home prices, stable mortgage rates and credit availability. Recent increases in inflation and mortgage rates have slowed the pace of single-family and existing home sales activity and new home construction and repair and remodel activities. However, we believe we are well positioned to manage what we expect to be a short-term slowdown in the housing market as we believe the fundamental drivers of the housing market remain intact.

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

In February 2023, we publicly announced an internal reorganization to separate our Outdoors & Security segment under separate leadership to drive innovation, accelerate product development, and enhance investments and business processes. In conjunction with the reorganization, we changed how our chief operating decision maker evaluates and allocates the resources for the two businesses. Separate reporting for the new Outdoors and Security segments began in the first quarter of 2023 and comparative prior period amounts have been recast to conform to the new segment presentation. There was no impact on our Water Innovations segment (which we refer to as “Water”).

In June 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business"), and the U.S. and Canadian Yale and August residential smart home locks business (the "Yale and August Business", and collectively with the Emtek and Schaub Business, the "ASSA Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.4 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made), shortly following receipt of local regulatory approval, which is expected to occur later in 2023. The results of the Emtek and Schaub Business are reported as part of the Water segment and the results of the Yale and August Business are reported as part of the Security segment.

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

RESULTS OF OPERATIONS

Thirty-Nine Weeks Ended September 30, 2023 Compared To Nine Months Ended September 30, 2022

	Net Sales
(In millions)	2023	2022	% Change vs. Prior Year
Water	$1,899.2	$1,928.7	(1.5)%
Outdoors	1,031.9	1,184.4	(12.9)
Security	533.8	478.0	11.7
Net sales	$3,464.9	$3,591.1	(3.5)%

	Operating Income (Loss)
	2023	2022	% Change vs. Prior Year
Water	$434.7	$462.7	(6.1)%
Outdoors	126.2	154.6	(18.4)
Security	37.8	68.7	(45.0)
Less: Corporate expenses	(117.7)	(94.0)	(25.2)
Operating income	$481.0	$592.0	(18.8)%

The following discussion of consolidated results of operations and segment results refers to the thirty-nine weeks ended September 30, 2023 compared to the nine months ended September 30, 2022. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $126.2 million, or 3.5%, due to lower sales unit volume in the U.S. and lower sales in our international markets ($32.6 million) as well as unfavorable foreign exchange of approximately $21 million. These factors were partially offset by the benefit from the acquisitions of the ASSA Businesses in June 2023 and Aqualisa in July 2022 (approximately $150 million combined), price increases to help mitigate the impact of cumulative commodity cost increases across all of our segments and favorable channel mix.

Cost of products sold

Cost of products sold decreased by $82.1 million, or 3.9%, due to lower sales volumes and manufacturing productivity improvements in all of our segments. These factors were partially offset by the impact from the acquisitions of the ASSA Businesses in June 2023 and Aqualisa in July 2022, including amortization of the inventory fair value adjustment ($10.9 million), manufacturing inefficiencies related to the lower sales unit volume across all of our businesses, costs associated with the planned closure of a manufacturing facility within our Security segment and the absence of the $6.2 million gain on sale of a previously closed manufacturing facility in our Outdoors business in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $51.9 million, or 6.4%, due to the impact from the acquisition of the ASSA Businesses and higher headcount-related costs across our segments. These factors were partially offset by lower advertising and marketing costs and savings associated with our 2022 corporate reorganization and restructuring activities.

Amortization of intangible assets

Amortization of intangible assets increased by $8.3 million, primarily due to the acquisitions of the ASSA Businesses in June 2023 and Aqualisa in July 2022.

Restructuring charges

Restructuring charges of $28.9 million in the thirty-nine weeks ended September 30, 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment and headcount actions across all segments. Restructuring charges of $22.2 million in the nine months ended September 30, 2022 were largely related to severance, asset impairment and other costs associated with plant closures within our Outdoors business and headcount actions across all of our businesses.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income decreased by $111.0 million, or 18.8%, primarily due to the lower sales unit volume in the U.S., lower international sales ($32.6 million decrease), manufacturing inefficiencies related to the lower sales unit volume, amortization of the inventory fair-value adjustment related to the acquisition of the ASSA Businesses ($10.9 million), higher restructuring costs associated with the planned closure of a manufacturing facility in our Security segment, higher headcount-related costs, as well as unfavorable foreign exchange of approximately $14 million. These factors were partially offset by the benefit from the acquisition of the ASSA Businesses, price increases to help mitigate the impact of cumulative commodity cost increases across all of our businesses, manufacturing productivity improvements and lower advertising and marketing costs.

Interest expense

Interest expense increased by $2.6 million to $87.9 million due to higher average fixed rate debt balances with the new issuance of $600 million of 5.875% Senior Notes due in June 2033.

Other income, net

Other income, net, was $20.9 million in the thirty-nine weeks ended September 30, 2023, compared to $5.2 million in the nine months ended September 30, 2022. The increase in other income, net is primarily due to an increase in foreign currency transaction income ($9.8 million) and an increase in interest income ($8.0 million). These benefits were partially offset by a decrease in defined benefit plan income ($2.3 million).

Income taxes

The effective income tax rates for the thirty-nine weeks ended September 30, 2023 and nine months ended September 30, 2022 were 21.7% and 19.5%, respectively. The 2022 effective rate was lower due to decreases in uncertain tax positions largely as a result of audit settlements.

Income from Continuing Operations, net of tax

Income from continuing operations, net of tax, was $324.2 million in the thirty-nine weeks ended September 30, 2023, compared to $411.9 million in the nine months ended September 30, 2022. The decrease was due to lower operating income and higher interest expense, partially offset by lower income tax expense and higher other income.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of income taxes, was $165.2 million for the nine months ended September 30, 2022 and includes the results from operations of our former Cabinets segment.

Results By Segment

Water

Net sales decreased by $29.5 million, or 1.5%, due to lower organic sales unit volume in the U.S., lower international sales ($17.1 million decrease), higher customer sales incentives and unfavorable foreign exchange of approximately $25 million. These factors were partially offset by the benefit from the acquisition of the Emtek and Schaub Business in June 2023 and Aqualisa in July 2022 (approximately $110 million combined) and price increases to help mitigate the impact of cumulative commodity cost increases.

Operating income decreased by $28.0 million, or 6.1%, due to the lower net sales, and the impact of costs associated with manufacturing inefficiencies related to the lower sales unit volume. These factors were partially offset by the benefit from the acquisition of the Emtek and Schaub Business and Aqualisa, manufacturing productivity improvements and lower advertising and marketing costs.

Outdoors

Net sales decreased by $152.5 million, or 12.9%, due to lower sales unit volume of our doors and decking products. These were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity cost increases and lower customer sales incentives.

Operating income decreased by $28.4 million, or 18.4%, due to lower net sales, the impact of costs associated with manufacturing inefficiencies related to the lower sales unit volume, the absence of the 2022 gain of $6.2 million on the sale of a previously closed manufacturing facility and higher employee-related costs. These factors were partially offset by manufacturing productivity improvements and cost savings resulting from the rationalization of certain of our production facilities during the second half of 2022.

Security

Net sales increased by $55.8 million, or 11.7%, due to the benefit from the acquisition of the Yale and August Business (approximately $40 million) and price increases to help mitigate the impact of cumulative commodity cost increases. These benefits were partially offset by lower sales unit volume.

Operating income decreased by $30.9 million, or 45.0%, due to higher restructuring costs associated with the planned closure of a manufacturing facility and the amortization of the Yale and August Business inventory fair value adjustment ($8.9 million), partially offset by higher net sales, and manufacturing productivity improvements.

Corporate

Corporate expenses increased by $23.7 million, or 25.2%, due to costs related to the acquisition of the ASSA Businesses in June 2023 and higher headcount-related costs.

Thirteen Weeks Ended September 30, 2023 Compared To Three Months Ended September 30, 2022

	Net Sales
(In millions)	2023	2022	% Change vs. Prior Year
Water	$688.0	$635.1	8.3%
Outdoors	366.4	403.6	(9.2)
Security	206.8	156.8	31.9
Net sales	$1,261.2	$1,195.5	5.5%

	Operating Income (Loss)
	2023	2022	% Change vs. Prior Year
Water	$164.2	$152.7	7.5%
Outdoors	52.0	47.4	9.7
Security	17.0	23.2	(26.7)
Less: Corporate expenses	(36.7)	(30.6)	(19.9)
Operating income	$196.5	$192.7	2.0%

The following discussion of consolidated results of operations and segment results refers to the thirteen-week period ended September 30, 2023 compared to the three months ended September 30, 2022. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $65.7 million, or 5.5%, due to the benefit of net sales from our acquisition of the ASSA Businesses in June 2023 and Aqualisa in July 2022 (approximately $120 million combined) and price increases to help mitigate the impact of cumulative commodity cost increases across all of our segments. These factors were partially offset by lower sales unit volume in the U.S. as well as lower international sales ($7.4 million).

Cost of products sold

Cost of products sold increased by $4.5 million, or 0.6%, due to the impact of the acquisition of the ASSA Businesses, including amortization of the inventory fair value adjustment ($10.9 million), as well as costs associated with the planned closure of a manufacturing facility within our Security segment. These factors were partially offset by the benefit of manufacturing productivity improvements and raw material cost deflation.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $68 million, or 26.9%, due to the impact from the acquisition of the ASSA Businesses and higher headcount-related costs partially offset by lower transportation, advertising and marketing costs, as well as savings associated with our 2022 corporate reorganization and restructuring activities.

Amortization of intangible assets

Amortization of intangible assets increased by $6.3 million primarily due to the acquisitions of the ASSA Businesses in June 2023 and Aqualisa in July 2022.

Restructuring charges

Restructuring charges of $3.7 million in the thirteen-week period ended September 30, 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment. Restructuring charges of $20.6 million in the three months ended September 30, 2022 were largely related to severance, asset impairment and other costs associated with plant closures within our Outdoors business and headcount actions across all our businesses.

Operating income

Operating income increased by $3.8 million, or 2.0%, primarily due to higher net sales, including the benefit from the acquisition of the ASSA Businesses, and manufacturing productivity improvements. These factors were partially offset by restructuring costs associated with the planned closure of a manufacturing facility within our Security segment and higher headcount-related costs, as well as unfavorable foreign exchange of approximately $3 million.

Interest expense

Interest expense increased by $0.3 million to $33.3 million due to higher average fixed rate debt balances during the thirteen-week period ended September 30, 2023 as compared to the three months ended September 30, 2022.

Other income, net

Other income, net, was $9.4 million in the thirteen-week period ended September 30, 2023, compared to $2.8 million in the three months ended September 30, 2022. The increase in other income, net is primarily due to an increase in interest income ($2.6 million), defined benefit plan income and foreign currency transactions.

Income taxes

The effective income tax rates for the thirteen weeks ended September 30, 2023 and three months ended September 30, 2022 were 20.9% and 13.0%, respectively. The 2022 effective rate was lower due to decreases in uncertain tax positions largely as a result of audit settlements.

Income from Continuing Operations, net of tax

Income from continuing operations, net of tax, was $136.5 million in the thirteen weeks ended September 30, 2023, compared to $141.4 million in the three months ended September 30, 2022. The decrease was due to higher income tax expense, partially offset by higher operating income and higher other income.

Income from Discontinued Operations, net of tax

Income from discontinued operations, net of income taxes, was $62.8 million for the quarter ended September 30, 2022 and includes the results from operations of our former Cabinets segment.

Results By Segment

Water

Net sales increased by $52.9 million, or 8.3%, due to the benefit from the acquisition of the Emtek and Schaub Business in June 2023 and Aqualisa in July 2022 (approximately $80 million combined) and price increases to help mitigate the impact of cumulative commodity cost increases. These factors were partly offset by lower organic sales unit volume in the U.S., higher customer sales incentives and the impact from unfavorable foreign exchange of approximately $6 million.

Operating income increased by $11.5 million, or 7.5%, due to the higher net sales inclusive of the benefit from the acquisition of the Emtek and Schaub Business in June 2023, manufacturing productivity improvements and lower transportation, advertising and marketing costs. These factors were partially offset by higher headcount-related costs, the amortization of the Emtek and Schaub Business inventory fair value adjustment ($2.0 million) and unfavorable foreign exchange of approximately $2 million.

Outdoors

Net sales decreased by $37.2 million, or 9.2%, due to lower sales unit volume for our doors products, partially offset by volume increases in our decking products and lower customer sales incentives.

Operating income increased by $4.6 million, or 9.7%, due to the lower restructuring and other charges ($16.6 million decrease) and cost savings resulting from the rationalization of certain of our production facilities during the second half of 2022. These factors were partially offset by the impact of the lower net sales.

Security

Net sales increased by $50.0 million, or 31.9%, due to the benefit from the acquisition of the Yale and August Business in June 2023 (approximately $40 million), continued growth in our commercial and international businesses and price increases to help mitigate the impact of cumulative commodity cost increases.

Operating income decreased by $6.2 million, or 26.7%, due to higher restructuring and other charges associated with the planned closure of a manufacturing facility and manufacturing inefficiencies related to the lower sales unit volume and amortization of the Yale and August Business inventory fair value adjustment ($8.9 million). These factors were partially offset by the benefit from manufacturing productivity improvements.

Corporate

Corporate expenses increased by $6.1 million, or 19.9%, due to costs related to the acquisition of the ASSA Businesses in June 2023 and higher headcount-related costs.

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

Long-Term Debt

In September 2023, we paid off all $600 million in aggregate principal of our 2023 4.000% senior unsecured notes that matured in September 2023 at their maturity date using cash on hand.

In June 2023, the Company issued $600 million in aggregate principal 5.875% senior unsecured notes maturing in 2033 in a registered public offering. The Company used the net proceeds from the notes offering to pay off its 2023 4.000% senior unsecured notes that matured in September 2023 and for general corporate purposes.

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

On September 30, 2023, the Company had aggregate outstanding senior notes in the amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of September 30, 2023 and December 31, 2022:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 30, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.7	$498.1
4.000% Senior Notes	600.0	September 2018	September 2023	-	599.2
3.250% Senior Notes	700.0	September 2019	September 2029	695.5	695.0
4.000% Senior Notes	450.0	March 2022	March 2032	446.1	445.8
4.500% Senior Notes	450.0	March 2022	March 2052	435.8	435.4
5.875% Senior Notes	600.0	June 2023	June 2033	593.3	-
Total Senior Notes	$3,300.0			$2,669.4	$2,673.5

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On September 30, 2023 and December 31, 2022, our outstanding borrowings under this facility were $110.0 million and zero, respectively. As of September 30, 2023, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million and $20.5 million in aggregate as of September 30, 2023 and December 31, 2022, respectively. There were no outstanding balances as of September 30, 2023 and December 31, 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. On September 30, 2023 and December 31, 2022, outstanding borrowings under our Commercial Paper Program were $49.9 million and zero, respectively, which is included in Long-term debt in the condensed consolidated balance sheet.

Cash and Seasonality

On September 30, 2023, we had cash and cash equivalents of $453.4 million, of which $302.5 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the thirty-nine weeks ended September 30, 2023, we repurchased 2.2 million shares of our outstanding common stock under the Company’s share repurchase program for $130.1 million. As of September 30, 2023, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $455 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the thirty-nine weeks ended September 30, 2023, we paid dividends in the amount of $87.8 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

Acquisitions

In June 2023, we acquired the ASSA Businesses. The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.4 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made). The results of the Emtek and Schaub Business are reported as part of the Water segment and the results of the Yale and August Business are reported as part of the Security segment.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the thirty-nine weeks ended September 30, 2023 and nine months ended September 30, 2022.

'(In millions)	Thirty-Nine Weeks Period Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash provided by operating activities	$835.6	$288.8
Net cash used in investing activities	(957.0)	(381.0)
Net cash used in financing activities	(60.6)	(8.9)
Effect of foreign exchange rate changes on cash	(7.7)	(26.0)
Net decrease in cash and cash equivalents	$(189.7)	$(127.1)

Net cash provided by operating activities was $835.6 million in the thirty-nine weeks ended September 30, 2023, compared to net cash provided by operating activities of $288.8 million in the nine months ended September 30, 2022. The increase in cash provided of $546.8 million was primarily due to an increase in net cash provided by working capital items, primarily inventory, accounts receivable and accounts payable resulting from an initiative to align working capital with current U.S. home product market activity and expected sales volume. The $84.2 million settlement of our interest rate swaps during the current year-to-date period and increased accrued expenses and other liabilities also contributed to the increase in cash provided by operating activities. The increase in cash provided by operating activities was partially offset by lower net income in 2023.

Net cash used in investing activities was $957.0 million in the thirty-nine weeks ended September 30, 2023, compared to net cash used in investing activities of $381.0 million in the nine months ended September 30, 2022. The increase in cash used of $576 million reflects the net cash paid to date as part of the acquisition of the ASSA Businesses of $784.1 million as compared to the acquisitions of Aqualisa and Solar for $214.0 million in 2022.

Net cash used in financing activities was $60.6 million in the thirty-nine weeks ended September 30, 2023, compared to cash used in financing activities of $8.9 million in the nine months ended September 30, 2022. The increase in cash used of $51.7 million was primarily driven by lower net borrowings in 2023 compared to 2022 ($524.3 million decrease) offset by lower share repurchases in 2023 compared to 2022 ($411.0 million decrease), a decrease in dividends paid to stockholders, lower cash used related to stock option activity and the absence in 2023 of the final payment for the remaining equity interest in Flo ($16.7 million) that was made in 2022.

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

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

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

(b) Changes in Internal Control Over Financial Reporting.

The Company acquired the ASSA Businesses on June 20, 2023. As a result of the acquisition, management is in the process of integrating, evaluating and, where necessary, implementing changes in controls and procedures. Other than with respect to the acquisition, there have been no changes in the Company’s internal control over financial reporting during the thirteen weeks ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen-week period ended September 30, 2023:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended September 30, 2023	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
July 2 – July 29	—	$—	—	$484,580,514
July 30 – August 26	—	—	—	484,580,514
August 27 – September 30	479,693	62.6	479,693	454,550,984
Total	479,693	$62.6	479,693

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
March 2, 2022	March 2, 2022	$750,000,000	March 2, 2024

Item 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Officers

A significant portion of the compensation of our officers is delivered in the form of equity awards, including performance share awards, restricted stock units and stock options. The Company’s compensation programs and practices are designed to pay for performance and to align management’s interests with those of the Company’s stockholders while attracting, motivating and retaining superior talent to lead our Company. In addition, members of the Board of Directors receive a portion of their compensation in Company common stock. Our executive officers and directors may engage from time to time in the open-market sale or other transactions involving those securities and may also purchase our securities.

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

During the third quarter of 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

10.1*	Second Amendment to the Fortune Brands Innovations, Inc. Deferred Compensation Plan, dated as of September 29, 2023.

10.2*	Fortune Brands Innovations, Inc. Non-Employee Director Stock Election Program, effective as of January 1, 2024.

10.3*	Fortune Brands Innovations, Inc. Directors' Deferred Compensation Plan, dated as of September 18, 2023.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint CEO/CFO Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: October 27, 2023	/s/ David V. Barry
David V. Barry
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)