Form 10-K
period 2023-12-30
Fortune Brands Innovations, Inc.
filed 2024-02-27
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at July 1, 2023 (the last day of the registrant’s most recent second quarter) was $9,095,529,175. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 9, 2024, was 126,128,651.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 7, 2024 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2024 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1. Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition, in addition to statements regarding our expectations for the markets in which we operate, general business strategies, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected impact of acquisitions, dispositions and other strategic transactions including the expected benefits and costs of the spin-off of MasterBrand, Inc. and the tax-free nature of the spin-off transaction, the anticipated effects of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned”, “confident,” and “opportunity” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may”, and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, plans, estimates, assumptions and projections of our management about our industry, business and future financial results available at the time this report is filed with the Securities and Exchange Commission (the “SEC”). Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to those listed in the section below entitled “Risk Factors.” We undertake no obligation to, and expressly disclaim any such obligation to, update, amend, clarify or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries.

Our Company

We are a leading innovation company focused on creating smarter, safer and more beautiful homes and lives that competes in attractive long-term growth markets in our product categories. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers, showrooms, e-commerce and other retail outlets.

On January 19, 2023, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to a 52- or 53-week fiscal year ending on the Saturday closest but not subsequent to December 31 of each year, effective as of the commencement of the Company’s fiscal year on January 1, 2023. This change was made in order to align the Company’s fiscal year with that of its operating businesses and to align the Company’s reporting calendar with how the Company evaluates its businesses. The Company's fiscal 2023 year end is the 52-weeks ended December 30, 2023 (herein referred to as "2023").

Effective in the first quarter of 2023, the Company revised its segment reporting from two reportable segments, Water Innovations (referred to as Water) and Outdoors & Security, to three reportable segments, Water, Outdoors and Security. The change in segment reporting was made to align with changes made in the manner our chief operating decision maker reviews the Company’s operating results in assessing performance and allocating resources. Comparative prior period amounts have been recast to conform to the new segment presentation.

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
•
Business Simplification - Simplifying workstreams to be even more efficient. As part of the Company’s reorganization and shift to a more aligned operating model under one leadership team, we expect to continue to prioritize activities that are core to brand, innovation, and channel.
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

Driving value through talent. The Company has built a diverse and talented leadership team that is well positioned to continue to execute on our transformation to a more aligned operating model. We believe that investing in our employees is a critical component of our business strategy. We endeavor to do this through talent acquisition, development, succession planning and fostering a diverse and inclusive workforce.

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

Business Segments

We have three business segments: Water Innovations ("Water"), Outdoors and Security.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 20% of 2023 net sales were to international markets, and sales to two of the Company’s customers, Lowe’s Companies, Inc. (“Lowe’s”) and The Home Depot, Inc. (“The Home Depot”), accounted for 10.9% and 10.2% of the Company’s net sales, respectively, in 2023. Sales to all U.S. home centers in the aggregate were approximately 25% of net sales in 2023. In 2023, sales to our top ten customers represented approximately one-half of total sales.

Water. Our Water segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa, Shaws, Emtek and Schaub brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Europe, Mexico, Southeast Asia and South America. Approximately 28% of 2023 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturer's representatives, primarily to wholesalers, home centers and mass merchandisers. This segment is increasingly investing in digital trends and “smart” home capabilities. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 18% of net sales of the Water segment in 2023. This segment’s chief competitors include Masco, Kohler, LIXIL Group, InSinkErator (owned by Whirlpool Corporation), Huida, Hgill, and Jomoo and imported private-label brands.

Outdoors. Our Outdoors segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand, storm, screen and security doors under the Larson brand, composite decking, railing and cladding under the Fiberon brand, urethane millwork under the Fypon brand and wide-opening exterior door systems and outdoor enclosures under the Solar Innovations brand. This segment sells products principally in the U.S. and Canada. This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, industrial distributors and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 29% of net sales of the Outdoors segment in 2023. Therma-Tru, Larson, Fiberon, Fypon and Solar Innovations compete with Masonite, JELD-WEN, Andersen, Trex, Azek, Plastpro, Pella, and various regional and local suppliers.

Security. Our Security segment’s products consist of locks, safety and security devices, and electronic security products manufactured, sourced and distributed primarily under the Master Lock, American Lock, Yale and August brands and fire resistant safes, security containers and commercial cabinets manufactured, sourced and distributed under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 23% of 2023 net sales of the Security segment were to international markets. This segment manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, keyed and keyless smart locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices for consumer use to hardware, home center and other retail outlets. In addition, the segment sells lock systems and fire resistant safes to locksmiths, industrial and institutional users, residential and multi-family housing hardware and service providers, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 17% of the net sales of the Security segment in 2023. Master Lock, American Lock, Yale and August compete~~s~~ with Abus, W.H. Brady, Hampton, Kwikset, Schlage and various imports, and SentrySafe competes with First Alert, Magnum, Fortress, Stack-On and Fire King.

Other Information

Raw materials. The table below indicates the principal raw materials used by each of our segments. These materials are available from a number of sources. Volatility in the prices of commodities and energy used in making and distributing our products impacts the cost of manufacturing our products.

Segment	Raw Materials
Water	Brass, zinc, resins, stainless steel and aluminum
Outdoors	Wood, aluminum, steel, plastics, resins, glass, vinyl and insulating foam
Security	Steel, zinc, brass and resins

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

Human capital resources. As of December 30, 2023, Fortune Brands had more than 11,700 full-time and part-time employees worldwide (excluding contract workers). Approximately 60% of our workforce is composed of hourly production and distribution associates and the remaining population is composed of associates in an office role. Approximately 1% of employees in the U.S. work under collective bargaining agreements. Below is a summary of the number of employees by segment and role:

Segment	Production and Distribution	Office	Total
Water	2,398	2,714	5,112
Outdoors	3,052	999	4,051
Security	1,640	714	2,354
Corporate	—	212	212

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

Health and Safety

Safety is a critical element to Fortune Brands’ growth strategy, integral to Company culture and one of our core values. Our Employee Safety & Environmental Stewardship Principles set standards for how we maintain a safe work environment and guides our business operations. The Company also has an Environmental, Health & Safety network composed of representatives from across the Company’s businesses that shares best practices and implements environmental, health and safety strategy. This helps drive our best-in-class programs designed to reinforce positive behaviors, to empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and to mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk. Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees. Two of our primary safety measures are the Total Recordable Incidence Rate ("TRIR") and Lost Time Rate ("LTR"). For 2023 our TRIR was 0.99, compared to 1.16 for the year ended December 31, 2022 (herein referred to as “2022”), and our LTR was 0.31, compared to 0.45 for 2022 (which figures do not include the ASSA Businesses we acquired from ASSA in 2023).

Attracting and Retaining Superior Talent

Fortune Brands is committed to investing in the physical, emotional and financial well-being of our employees and we believe that this is a critical component of our business strategy. To attract and retain superior talent at all levels of the Company, our total rewards are designed to be market competitive, align employee incentives with Company performance and support our employees across many aspects of their lives. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and employee performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits including medical, dental and vision coverage, health savings and spending accounts, and employee assistance services. We recently took steps to enhance our benefit plans to further enhance inclusivity by providing enhanced parental support benefits for our U.S. associates, including fertility benefits and specialized support from adoption and surrogacy assistance to pregnancy and post-partum. Many of our businesses also offer paid parental leave.

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

Fortune Brands has a comprehensive diversity, equity and inclusion strategy to increase representation of underrepresented associates. The Company is committed to increasing representation of qualified professionals of color and women by ensuring an inclusive culture. The Company has a cross-functional inclusive culture council, which sets priorities and initiatives. The Company reinforces fair, equitable, and effective practices across our entire organization through training, enterprise-wide Employee Resource Groups and partnerships with external groups. All people leaders were included in our unconscious bias learning program over the past two years, and a bi-annual engagement survey fosters our employee listening strategy, providing routine feedback and meaningful action to drive improvement in our culture and DEI awareness. As of December 30, 2023, Fortune Brands’ workforce is composed of 40% women. Approximately 38% of hourly production and distribution employees are people of color and 16% of employees in an office role are people of color as of December 30, 2023.

Talent Development and Succession

We aim to inspire and equip our associates to be successful in their current roles within the organization and help them to develop the skills to build on opportunities to grow their careers. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles, while attracting new talent and capabilities in support of continuous improvement in all we do. Fortune Brands uses performance management programs to support a high-performance culture, strengthening our employee engagement and helping to retain our top talent. The Company provides associates with relevant skills training and provides leadership training for production and distribution associates in a supervisory role and for mid-level office associates. The Company also makes a significant investment in assessing our talent against the jobs both in the near term and the future and ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

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

Laws and Regulations Affecting Our Business. Our operations are subject to numerous federal, state and local laws and regulations, both within and outside the U.S., in areas such as environmental protection and climate change, international trade, data privacy, tax, consumer protection, government contracts and others. We are also subject to import and export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. For a more detailed description of the various laws and regulations that impact our business, see Item 1A. Risk Factors. In the normal course of business, we are also involved in various legal proceedings, including relating to environmental issues.

Compliance with government regulations, including environmental and climate change regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have, a material effect on our capital expenditures, results of operations or competitive position. However, laws and regulations may be changed, accelerated or adopted in a manner that could impose significant operational restrictions and compliance requirements upon us and that could negatively impact our operating results and financial condition.

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

Industry Risks

Our business primarily relies on North American and Chinese home improvement, repair and remodel, and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy or the housing market, or unfavorable interest rates or other business conditions, could adversely affect our results of operations, cash flows and financial condition.

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America and China. Those housing markets are sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease consumer demand and could adversely impact our businesses by: causing consumers to delay or decline to pursue home ownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including kitchen and bath repair and remodel projects; or making it more difficult for consumers to secure loans for major home renovations. Due to heightened inflation and increases in interest rates, combined with labor and supply chain constraints, during 2022 and 2023, the pace of single-family and existing home sales activity and new home construction and repair and remodel activities has slowed, which adversely impacted our results, and, although interest rates have decreased in recent months, it is uncertain when such activities will recover.

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

Rapidly evolving technological change and our ability to react effectively may present significant competitive risks.

Technological change continues to progress at a rapid pace. The creation, development, advancement and implementation of new technologies such as internet of things, 5G data networks, artificial intelligence, data analytics, 3-D printing, robotics, sensor technology, data storage, automation technologies and augmented reality, amongst others, has impacted and may continue to impact our processes, products and services.

We evaluate on an ongoing basis new and emerging technologies that we believe are applicable to our business to potentially integrate them into our current and future products, services, processes and operations. The integration of any such new technologies into our business, even if successful, may require significant financial and operational resources. If we fail to compete with our peers in effectively integrating these or other new technologies into our business, or fail to guard against new competitors disrupting our business using such technologies, such failure may adversely affect our business and results of operations.

Operational and Sourcing Risks

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations, cash flows and financial condition.

If we are unable to obtain sufficient components or raw materials that meet our specifications on a timely basis or for a cost-effective price or if we experience other manufacturing, supply or distribution difficulties, our business and results of operations may be adversely affected. We acquire our components and raw materials from many suppliers and vendors in various countries. We endeavor to ensure the continuity and quality of our components and materials and make efforts to diversify certain of our sources of components and materials, but we cannot guarantee these efforts will be successful. A reduction or interruption in supply or an issue in the supply chain, including as a result of our inability to quickly develop acceptable alternative sources for such supply, could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner.

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet increased demand. Supply chain disruptions could continue to impact our ability to timely source necessary components and inputs. Import tariffs could potentially lead to further increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations, cash flows and financial condition.

We are exposed to risks associated with global commodity price volatility arising from restricted or uneven supply conditions, the sustained expansion and volatility of demand from emerging markets, potentially unstable geopolitical and economic variables, severe weather and other unpredictable external factors. We buy raw materials that contain commodities such as wood, petroleum-based products such as resins, brass, zinc, steel, aluminum and glass. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel, which in turn is affected by a number of macroeconomic and geopolitical factors. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile global supply chain environment, as well as sustained increased rates of inflation, rising interest rates, unfavorable fluctuations in foreign exchange rates and ongoing tariffs, all of which have increased our costs. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the commodity exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

We may experience delays or outages in our information technology systems and computer networks. We may be subject to breaches of our information technology systems or other cybersecurity incidents, which could damage our reputation and consumer relationships. Failures in our information technology systems and the costs of increasing information security regulation could also subject us to significant financial, legal and operational consequences.

We, like most companies, have experienced and may in the future be subject to information technology system failures and network disruptions caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. We rely upon information technology systems and infrastructure, including support provided by third parties, to support our business, our products and our customers.

For example, we routinely rely on systems for manufacturing, customer and supplier orders, shipping, regulatory compliance, finance, company operations, research and development and various other matters, as well as information technology systems and infrastructure to aid us in the collection, use, storage and transfer and other processing of data including confidential, business, financial, and personal information. Security threats, including cyber attacks, security breaches, power outages, system failures, malware, ransomware, worms, Trojan horses, spyware, adware, rogue software and other attacks, are becoming increasingly sophisticated, frequent and adaptive, which increases the difficulty of detecting and successfully defending against them. In addition, a greater number of our employees are working remotely, which (among other things) could expose us to greater risks related to cybersecurity and our information technology systems. Third-party systems that we rely upon could also become vulnerable to the same security threats and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. Such security threats, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (ours or that of third parties) and the disruption of our business operations or the business operations of third parties on which we rely. The potential consequences of a material cybersecurity incident and its effects include financial loss, business disruption, reputational damage, litigation or regulatory action, theft of intellectual property, fines levied by government agencies, diminution in the value of our investments in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. While we carry cyber insurance, it cannot be certain that coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

We continue to pursue additional investment, engagement of third-party experts and consultants, improvements in the security of our facilities and systems (including through upgrades to our security and information technology systems), and training for employees. We also regularly assess the continued appropriateness of relevant insurance coverage and the strength of our controls and procedures to monitor, mitigate and respond appropriately to these threats. Our businesses may implement digital systems and technologies, enterprise resource planning systems or new applications to replace outdated systems and to operate more efficiently, but we may not be able to successfully implement these projects without experiencing difficulties, expected benefits might not be realized or the costs of implementation might outweigh the benefits realized. We believe we devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Actual or perceived breaches and breakdowns affecting our information technology systems or protected data, including as a result of external actors or employee error or malfeasance, could have an adverse effect on our business strategy, results of operations, cash flows, financial condition, reputation and consumer relationships.

In addition, the domestic and international regulatory environment related to solicitation, information security, collection and data privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which are sometimes contradictory, and which may require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, the California Consumer Privacy Act, the California Privacy Rights Act and other international and domestic regulations, has resulted and could continue to result in additional costs and complexity to our business operations. Any significant liabilities associated with violations of any related laws or regulations could also have an adverse effect on our business, results of operations, cash flows, financial condition, reputation and consumer relationships.

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Asia, Canada, Europe, Mexico and Africa. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including war, civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by higher manufacturing costs and international trade regulations, including duties, tariffs and antidumping penalties. Risks inherent to international operations include: potentially adverse tax laws; unfavorable changes or uncertainty relating to trade agreements or importation duties; uncertainty regarding clearance and enforcement of intellectual property rights; risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws; mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics that could result in longer lead times, economic policies or health emergencies and difficulty enforcing contracts or protecting our intellectual property rights. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes.

Disruption of operations could adversely affect our results of operations, cash flows and financial condition.

We manufacture a significant portion of the products we sell. Any prolonged disruption in our manufacturing operations, whether due to technical or labor difficulties, continued labor shortages, transportation-related shortages, supply chain constraints, weather conditions (including due to the impacts of climate change, particularly for those facilities near any shorelines or in any other area traditionally impacted by extreme weather), lack of raw material or component availability, startup inefficiencies for new operations, cybersecurity incidents, destruction or disruption of, or damage to, any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

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

Risks associated with strategic acquisitions, divestitures and joint ventures could adversely affect our results of operations, cash flows and financial condition.

We consider acquisitions, divestitures and joint ventures as a means of enhancing stockholder value. Acquisitions, divestitures and joint ventures involve risks and uncertainties, including difficulties integrating acquired companies and operating joint ventures; difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or disposing of a business at a price or on terms that are less desirable than we had anticipated; the difficulties and cost in obtaining any necessary regulatory or government approvals on acceptable terms and any delay from the inability to satisfy pre-closing conditions; difficulties retaining the acquired businesses’ customers; the inability to achieve the expected financial results and synergistic and other benefits of transactions; the impact of divestitures on our revenue growth and any associated dis-synergies; the loss of key employees from acquired or divested companies; implementing and maintaining consistent standards, controls, policies and information systems; and continued financial involvement in a divested business, such as through continuing equity ownership, guarantees, indemnities, transition services or other financial obligations and diversion of management’s attention and resources from other business and strategic matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in dilution in earnings per share and return on capital.

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

Our costs of pension benefits may increase and negatively affect our business as a result of: the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes to our investment strategy that may impact our expected return on pension plan assets assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

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

Low unemployment rates in the U.S., rising wages, competition for qualified talent and attracting and retaining personnel in remote locations could result in the failure to attract, motivate and retain personnel. These challenges have resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations, and we may continue to face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations, cash flows and financial condition.

Climate change and related impacts, including legislative and regulatory initiatives, could adversely affect our business and results of operations.

Concerns over the long-term effects of climate change have led to, and we expect will continue to lead to, governmental efforts around the world to mitigate those effects. The Company will need to respond to any new laws and regulations as well as to consumer, investor and business preferences resulting from climate change concerns and a broader societal transition to a lower-carbon economy, which may increase our operational complexity and result in costs to us in order to comply with any new laws, regulations or preferences. Further, the effects of climate change, including increasingly frequent and severe weather events, may negatively impact international, regional and local economic activity, which may lower demand for our products or disrupt our manufacturing or distribution operations. Overall, climate change, its effects and the resulting, unknown impact on government regulation, consumer, investor and business preferences could have a long-term material adverse effect on our business and results of operations.

There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal requirements or other stakeholder expectations that could mandate more restrictive or expansive standards, more prescriptive reporting of environmental, social and governance metrics than the voluntary commitments we have adopted, or require related changes on a more accelerated time frame than we anticipate. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements on us, they may have a material adverse effect on our business, access to credit, capital expenditures, operating results and financial condition.

Environmental, social and governance matters may adversely impact our business and reputation.

In addition to the importance of their financial performance, companies are increasingly being judged by their performance on a variety of environmental, social and governance (“ESG”) matters.

In light of the increased focus on and public debate surrounding ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations as to our proper role. Any failure or perceived failure by us in this regard could adversely impact our business and reputation.

In addition, developing and acting on ESG initiatives, including collecting, measuring and reporting related data, can be costly, difficult and time consuming. Significant expenditures and commitment of time by management, employees and outside advisors is involved in developing, implementing and overseeing policies, practices and internal controls related to ESG risk management and performance, and we may undertake additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements or expectations may continue to expand. Such costs may have an adverse impact our business and results of operations.

We also may face potential governmental enforcement actions, private litigation and other challenges or criticism challenging our ESG and sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them, which may increase our costs of compliance or adversely affect our reputation, business and results of operations.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, product recalls, personal injury claims, construction defects and home warranty claims, warranty disputes, other types of consumer litigation, environmental claims or proceedings, other tort claims, employment and tax matters, and other proceedings and litigation, including class actions. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's focus and attention from other business and strategic matters. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our results of operations, cash flows and financial condition. Such proceedings could also generate significant adverse publicity and have a negative impact on our reputation and brand image, regardless of the merit of the claims or the existence or amount of liability. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance and for some matters, such as class actions, no insurance may be available on attractive terms.

We are also subject to product safety regulations, recalls and direct claims for product liability that can result in significant liability and, regardless of the ultimate outcome, can be costly to defend or injurious to our brand and reputation. As a result of the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.

Government regulations and policies pertaining to trade agreements, health and safety (including protection of employees as well as consumers), taxes and environment (including those specific to climate change and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing, and may increase the costs of our products. Such actions may result in customers transitioning to available competitive products; loss of market share; negative publicity; reputational damage; loss of customer confidence; or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition.

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

We have many patents, trademarks, brand names, trade names and trade secrets that, in the aggregate, are important to our business. Unauthorized use of these intellectual property rights or other loss of our intellectual property competitive position may not only erode sales of our products but also cause us to incur substantial significant damage to our brand name and reputation, interfere with our ability to effectively represent the Company to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third-party intellectual property rights will ensure the Company’s ability to manufacture, distribute, market or sell in any given country or territory. Furthermore, others may assert intellectual property infringement claims against us or our customers, which may require us to incur significant expense to defend such litigation or indemnify our customers.

COVID-19 has impacted our business and may cause further disruptions to our business, results of operations and financial condition.

The COVID-19 pandemic impacted many aspects of the Company’s business and operations and COVID-19 or other similar public health emergencies may impact the Company in the future, including by impacting our ability to efficiently operate our facilities across the globe, the ability of our suppliers to supply and manufacture key inputs, availability and cost of transportation and logistics, customer behaviors, our employees, the distributors, dealers and retailers who sell our products, and the market generally. The COVID-19 pandemic may also exacerbate certain of the other risks described in this “Risk Factors” section.

Risks Related to the Separation of MasterBrand

The Separation may not achieve some or all of the benefits anticipated, and, following the Separation, our stock price may underperform relative to our expectations.

By completing the Separation of MasterBrand, the Company created two independent, publicly traded companies with the resources to enhance the long-term growth and return prospects and offer substantially greater long-term value to the stockholders, customers and employees of each company. Although we believe that the Separation will continue to provide financial, operational and other benefits to us and our stockholders, it may not ultimately provide such results on the scope or scale that we anticipate, and we may not realize the full strategic and financial benefits we expected. Failure to achieve these benefits could adversely impact our results of operations, cash flows, financial condition and stock price. We are now a smaller and less diversified business than before the Separation, and accordingly certain business and operational risks may be amplified by the Separation.

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

We received a private letter ruling from the Internal Revenue Service (the “IRS” and the “IRS Ruling”) and an opinion from Sidley Austin LLP (the “Sidley Opinion”), together, substantially to the effect that the spin-off and the Separation of MasterBrand will qualify as tax-free for U.S. federal income tax purposes under Section 355 of the U.S. Internal Revenue Code of 1986 (except for any stockholders that received cash in lieu of fractional shares of common stock).

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

Notwithstanding the IRS Ruling and the Sidley Opinion, the IRS could determine that the Separation should be treated as taxable if it determines that any of these facts, assumptions, or representations is not correct or has been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS Ruling, or for other reasons, including as a result of a significant change in stock or asset ownership after the Separation. If the Separation ultimately is determined to be taxable, the Company could recognize gains in an amount generally equal to the excess of the fair market value of the assets of MasterBrand (determined based on the fair market value of the common stock distributed to Fortune Brands' stockholders on the date of the Separation) over MasterBrand’s tax basis in such assets. In addition, the Company could recognize gains in an amount equal to the excess of the fair market value of the MasterBrand common stock distributed to Fortune Brands' stockholders on the date of the Separation over Fortune Brands’ tax basis in such MasterBrand common stock. Furthermore, Fortune Brands could incur significant tax indemnification obligations under the Tax Allocation Agreement related to the Separation.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company has an enterprise-wide cybersecurity program that is informed by the U.S. Department of Commerce National Institute of Standards and Technology Cybersecurity Framework. Our cybersecurity program encompasses the following key capabilities: 24x7 security monitoring, next-generation network security, advanced email and endpoint security, a dedicated enterprise cybersecurity team, third-party managed security services, third-party security assessment services, incident response retainer services, and external risk monitoring services. The Company also maintains cybersecurity risk insurance coverage to defray the costs of potential information security breaches.

The Company maintains an incident response plan. Our incident response plan coordinates the actions we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to address potentially applicable legal obligations and mitigate brand and reputational damage. Our incident response plan is updated as appropriate in response to changes within our organization or in response to external factors that may impact us. We test our incident response plan by conducting tabletop exercises on an annual basis.

Our associates receive annual cybersecurity training, and we conduct mock phishing campaigns to better enable our associates to recognize phishing emails and other social engineering tactics. We have established reporting processes for our associates if they encounter suspicious activity that may give rise to a cybersecurity incident.

Our cybersecurity risk management and strategy processes are led by our Senior Vice President and Chief Information Officer (“CIO”) and are supported by the Senior Director of Enterprise Cyber Security. These individuals are also supported by both dedicated cybersecurity professionals and third-party security service providers. Our CIO is responsible for leading our technology organization across our global portfolio, which includes ERP, commercial, supply chain, and product development technologies, enterprise architecture, infrastructure, cyber security, technical operations, end-user services, and finance and human resources systems. Our current CIO has over 25 years of experience in information technology matters, and has over a decade of experience at the Company. Our Senior Director of Enterprise Cybersecurity has over 20 years of expanding leadership experience in information technology and 17 years of experience in information security leading and developing security programs. Our CIO provides regular updates on cybersecurity matters to our senior executives. In the event of a cybersecurity incident or incidents, our incident response plan includes detailed processes designed to ensure that information is triaged from our information technology management team to our CIO and to other members of our management team in a timely manner such that senior leadership can assure critical decision support and oversight and otherwise monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents.

Cybersecurity-related risks are assessed as part of the enterprise risk management program. The Audit Committee is responsible for overseeing the Company’s enterprise risk management program. The Audit Committee also oversees the Company's information technology systems and controls, including the cybersecurity program and related risks. Annually, management assesses and ranks the risks identified through the enterprise risk management program according to the likelihood of occurrence and the potential monetary impact, which the Audit Committee reviews. Management also identifies and provides the Audit Committee with quarterly updates on the these risks.

The CIO typically reported twice a year to the Audit Committee with cybersecurity updates. During such updates, the CIO generally covered topics such as data security positions, results from third-party assessments, our incident response plan, and any material cybersecurity threats and developments. In 2023, the CIO reported to the Board of Directors on cybersecurity programs and risk mitigation efforts and enhancements to the incident response plan that were applied in 2023. Starting in 2024, the CIO is scheduled to provide the Audit Committee with cybersecurity updates on a quarterly basis.

As part of the above processes, we engage with assessors, consultants, auditors and other third parties, including by (i) engaging third-party managed security services to assist with the operation of certain aspects of our cybersecurity program, (ii) engaging security assessment services to provide assessments on our cybersecurity program, (iii) engaging an incident response retainer service to provide timely cyber incident response support and digital forensics analysis services, (iv) engaging risk monitoring services to help identify emerging cybersecurity risks, and (v) engaging with other information technology and legal subject matter experts to review our cybersecurity program to help identify areas for continued focus, improvement, and/or compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including risks to our customer, vendor, and employee data and our systems. We conduct due diligence of third parties’ information security programs, and cybersecurity considerations may inform our selection of third-party service providers. In certain circumstances, including in those where we believe a third party could introduce cybersecurity risk to us, we generally contractually require such third parties to manage their cybersecurity risks. We also receive the results of cybersecurity and data privacy audits conducted on certain vendors to determine if those vendors meet our cybersecurity standards.

We describe the risks that cybersecurity threats, including as a result of any previous cybersecurity incidents, pose to us that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We may experience delays or outages in our information technology systems and computer networks. We may be subject to breaches of our information technology systems or other cybersecurity incidents, which could damage our reputation and consumer relationships. Failures in our information technology systems and the costs of increasing information security regulation could also subject us to significant financial, legal and operational consequences" included as part of our risk factor disclosures under Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. However, to our knowledge, we have not had any cybersecurity incidents in the past three years that have had a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 2. Properties.

Our principal executive office is located in Deerfield, Illinois. We operate 16 U.S. manufacturing facilities in 9 states and have 15 manufacturing facilities in international locations (4 in Mexico, 4 in Europe, 4 in Africa, 2 in Asia and 1 in Canada). In addition, we have 41 distribution centers and warehouses worldwide, of which 35 are leased. Some of our facilities are considered to be multi-use and have been included in more than one facility category. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Water	7	6	13	2	17	19
Outdoors	11	3	14	3	11	14
Security	4	—	4	1	7	8
Totals	22	9	31	6	35	41

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our current Executive Officers

As of the date of this filing, our executive officers are:

Name	Age	Position
Nicholas I. Fink	49	Chief Executive Officer
David V. Barry	42	Executive Vice President and Chief Financial Officer
Hiranda S. Donoghue	45	Executive Vice President, Chief Legal Officer & Corporate Secretary
Sheri R. Grissom	59	Executive Vice President and Chief Transformation Officer
John D. Lee	51	Executive Vice President, Chief Growth and Digital Officer
Kristin E. Papesh	49	Executive Vice President and Chief Human Resources Officer
Cheri M. Phyfer	52	Executive Vice President and Group President
Ron Wilson	58	Executive Vice President and Chief Supply Chain Officer

Nicholas I. Fink has served as Chief Executive Officer since January 2020. From March 2019 to January 2020, Mr. Fink served as President and Chief Operating Officer of Fortune Brands. From July 2016 to March 2019, Mr. Fink served as President of the Company’s Water Innovations business.

David V. Barry has served as Executive Vice President & Chief Financial Officer since March 2023 and has served as the Company's principal accounting officer since January 29, 2024. From April 2021 to March 2023, Mr. Barry served as Senior Vice President of Finance and Investor Relations. From 2017 to 2021, he was Chief Financial Officer and Senior Vice President for the Water Innovations segment.

Hiranda S. Donoghue has served as Executive Vice President, Chief Legal Officer & Corporate Secretary of Fortune Brands since December 2021. Ms. Donoghue served as Vice President & Deputy General Counsel of Baxter International Inc., a healthcare company, from November 2018 to December 2021. Prior to that, Ms. Donoghue held various positions as a legal advisor at Walgreen Co., including most recently as Vice President, Corporate and M&A Legal.

Sheri R. Grissom has served as the Executive Vice President and Chief Transformation Officer of Fortune Brands since November 2023. She transitioned to this role after serving as Executive Vice President, Chief Human Resources and Transformation Officer since December 2022. Prior to that, Ms. Grissom served as Senior Vice President, Chief Human Resources since February 2015.

John D. Lee has served as Executive Vice President, Chief Growth and Digital Officer of Fortune Brands since May 2023. From January 2020 to May 2023, Mr. Lee served as Executive Vice President, Chief Strategy & Global Growth Officer. Mr. Lee served as Senior Vice President, Global Growth & Development of the Water Innovations segment from July 2016 to January 2020.

Kristin E. Papesh has served as Executive Vice President and Chief Human Resources Officer of Fortune Brands since November 2023. Prior to that, Ms. Papesh held various positions at retail pharmacy Walgreens Boots Alliance from March 2021 to November 2023, including most recently as Senior Vice President, HR Business Partnering from July 2022 to November 2023. Prior to that, she served in various roles at Pfizer Inc., a research-based, global biopharmaceutical company, from September 2015 to March 2021, including most recently as the Vice President of Human Resources from November 2018 to March 2021.

Cheri M. Phyfer has served as Executive Vice President and Group President of Fortune Brands since September 2022. From March 2019 to September 2022, Ms. Phyfer served as President of the Company's Water Innovations segment. Ms. Phyfer served as President of Moen’s U.S. business from February 2018 to March 2019. Prior to that, Ms. Phyfer held various positions at the Sherwin-Williams Company, a manufacturer of paint and coatings products.

Ron Wilson has served as Executive Vice President and Chief Supply Chain Officer of Fortune Brands since September 2022. Mr. Wilson joined Fortune Brands as Senior Vice President of Global Operations of the Company’s Water Innovations segment in November 2019 and served in that role until September 2022. Prior to that, Mr. Wilson served as Vice President of Operations for ABB, an electrification and automation technology company, from June 2018 to April 2019.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange under the ticker symbol “FBIN”. On December 15, 2022, our ticker symbol was changed from "FBHS" to "FBIN".

In December 2023, our Board of Directors announced a quarterly cash dividend payable to stockholders of $0.24 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

The source of our unconsolidated revenues and funds is dividends and other payments from our subsidiary businesses. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

On February 9, 2024, there were 7,229 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended December 30, 2023:

Thirteen Weeks Ended December 30, 2023	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
October 1 – October 28	331,799	$60.19	331,799	$434,580,518
October 29 – November 25	—	—	—	434,580,518
November 26 – December 30	—	—	—	434,580,518
Total	331,799	$60.19	331,799

(a)
Information on the Company’s share repurchase program in effect during the period covered by the table above follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
March 1, 2022	March 2, 2022	$750,000,000	March 1, 2024

In addition, on January 29, 2024, the Company's Board of Directors authorized the repurchase of up to $650 million of shares of the Company’s outstanding common stock over the next two years on the open market or in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), in accordance with applicable securities laws. The $650 million share repurchase authorization is in addition to the approximately $435 million remaining as of January 30, 2024 from the existing authorization described above expiring on March 1, 2024.

The new purchases, if made, will occur from time to time depending on market conditions. The newly announced share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. The authorization is in effect until January 29, 2026, and may be suspended or discontinued at any time.

Stock Performance

FORTUNE BRANDS INNOVATIONS
STOCK PRICE PERFORMANCE
(With Dividend Reinvestment)
$300
$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/30/2023
FBIN
S&P 400
S&P Con Dur & App

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index and S&P MidCap 400 Consumer Durables Index. This graph covers the period from December 31, 2018 through December 30, 2023. This graph assumes $100 was invested in the stock or the index on December 31, 2018 and also assumes the reinvestment of dividends, including the effect of the Separation. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

•
Recent Developments: This section provides a summary of noteworthy recent developments in the most recently completed fiscal year in the operation of the business, including changes in segment reporting and significant acquisitions.
•
Overview: This section provides a general description of our business and a discussion of management’s general outlook regarding market demand, our competitive position and product innovation, as well as additional recent developments we believe are important to understanding our results of operations and financial condition or in understanding anticipated future trends.
•
Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared.
•
Results of Operations: This section provides an analysis of our results of operations for the fiscal years ended December 30, 2023, December 31, 2022 and December 31, 2021.
•
Liquidity and Capital Resources: This section provides a discussion of our financial condition as of December 30, 2023 and an analysis of our cash flows for each of the three years ended December 30, 2023, December 31, 2022 and December 31, 2021. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 30, 2023, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Recent Developments

Effective in the first quarter of 2023, the Company revised its segment reporting from two reportable segments, Water Innovations and Outdoors & Security, to three reportable segments, Water Innovations (“Water”), Outdoors and Security. The change in segment reporting was made to align with changes made in the manner our chief operating decision maker reviews the Company’s operating results in assessing performance and allocating resources. Comparative prior periods amounts have been recast to conform to the new segment presentation.

In June 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") and the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "ASSA Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.5 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made) shortly following receipt of local regulatory approval. In preparation for the deferred closing, $23.5 million is classified as restricted cash within Other current assets and the corresponding payable is included within Other current liabilities. We financed the transaction with cash on hand. The results of the Emtek and Schaub Business are reported as part of the Water segment, and the results of the Yale and August Business are reported as part of the Security segment.

Overview

The Company is a leading innovation company focused on creating smarter, safer and more beautiful homes and lives that is focused on the design, manufacture and sale of market-leading branded products in the following categories: plumbing and accessories, entry door and storm door systems, security products, and outdoor performance materials used in decking and railing products.

For the year ended December 30, 2023, net sales based on country of destination were:

(In millions)
United States	$3,708.0	80%
Canada	352.4	8
China	335.2	7
Other international	230.6	5
Total	$4,626.2	100%

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. The long-term outlook for our products remains favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, has helped us to continue to achieve profitable organic growth over time.

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

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a substantial majority of the markets we serve consisting of repair and remodel spending. Continued growth in the U.S. market for our home products will largely depend on consumer confidence, employment, wage growth, home prices, stable mortgage rates and credit availability. Increases in inflation and mortgage rates during the preceding years have slowed the pace of single-family and existing home sales activity and new home construction and repair and remodel activities. However, we believe we are well positioned to manage what we expect to be a short-term slow-down in the housing market as we believe the fundamental drivers of the housing market remain intact.

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile global supply chain environment, as well as sustained increased rates of inflation, increased interest rates, unfavorable fluctuations in foreign exchange rates and the ongoing costs of tariffs. We continue to manage these challenges and are diligently working to offset potential unfavorable impacts of these items through continuous productivity improvement initiatives and price increases.

During the three fiscal years ended December 30, 2023, our net sales grew at a compounded annual rate of 8.5% as we benefited from a growing U.S. home products market, acquisitions and growth in international markets. Operating income grew at a compounded annual rate of 2.7% with consolidated operating margins ranging between 13% and 17% from 2021 to 2023. Growth in operating income over this period was primarily due to higher sales volume, changes to our portfolio of businesses, control over our operating expenses and the benefits of manufacturing productivity programs.

During 2023, the U.S. home products market contracted due to decreases in repair and remodel and new home construction activity. We believe spending for home repair and remodeling decreased approximately 5% and new housing construction declined by approximately 4% in 2023 compared to 2022. In 2023, the Company's net sales declined 2.0% due to lower sales unit volume in the U.S. and lower sales in our international markets ($41.2 million) as well as unfavorable foreign exchange of approximately $24 million. These factors were partially offset by the benefit from the acquisitions of the ASSA Businesses in June 2023 and Aqualisa in July 2022 (approximately $247 million combined sales benefit in 2023) and favorable channel mix. In 2023, operating income decreased 20.6% over 2022 primarily due to lower sales unit volume in the U.S., lower international sales ($41.2 million decrease), manufacturing inefficiencies related to lower sales unit volume, amortization of the inventory fair-value adjustment related to the acquisition of the ASSA Businesses ($12.4 million), higher restructuring and other costs associated with the planned closure of a manufacturing facility in our Security segment, higher headcount-related costs, as well as unfavorable foreign exchange of approximately $7.9 million. These factors were partially offset by the benefit from the acquisition of the ASSA Businesses, productivity improvements, savings associated with our 2022 corporate reorganization and restructuring activities and lower advertising and marketing costs.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. Effective January 1, 2023, the Company changed its fiscal year end from December 31 to a 52- or 53-week fiscal year closing on the Saturday closest but not subsequent to December 31 of each year. The following discussion contains references to years 2023, 2022 and 2021, which represent fiscal years ended December 30, 2023, December 31, 2022 and December 31, 2021.

Results of Operations

The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. As a result of the Separation, our former Cabinets segment was disposed of, and the operating results of the Cabinets business are reported as discontinued operations for all periods presented unless otherwise noted. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5, "Discontinued Operations", in the consolidated financial statements in Item 8 for additional information.

(In millions)	2023	% change	2022	% change	2021
Net sales:
Water	$2,562.2	(0.3)%	$2,570.2	(6.9)%	$2,761.2
Outdoors	1,341.1	(11.6)	1,517.4	7.1	1,416.5
Security	722.9	13.8	635.4	1.9	623.4
Total net sales	$4,626.2	(2.0)%	$4,723.0	(1.6)%	$4,801.1
Operating income:
Water	$574.3	(6.6)%	$614.6	(2.4)%	$629.7
Outdoors	133.5	(31.3)	194.2	(5.4)	205.3
Security	62.4	(34.6)	95.4	10.2	86.6
Corporate	(155.3)	19.6	(129.9)	17.6	(110.5)
Total operating income	$614.9	(20.6)%	$774.3	(4.5)%	$811.1

Certain items had a significant impact on our results in 2023, 2022 and 2021. These included restructuring and other charges, asset impairment charges and the impact of changes in foreign currency exchange rates.

In 2023, financial results included:

•
restructuring and other charges of $54.2 million before tax ($41.3 million after tax), largely related to costs associated with the planned closure of a manufacturing facility within our Security segment and headcount actions across all segments;

•
asset impairment charges of $33.5 million related to the impairment of two indefinite-lived tradenames within our Outdoors segment, which were primarily the result of a decline in forecasted sales;
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2022 of approximately $24 million on net sales and of approximately $7.9 million on both operating income and net income; and
•
Transaction expenses related to the acquisition of the ASSA Businesses of $19.7 million.

In 2022, financial results included:

•
restructuring and other charges of $26.8 million before tax ($19.6 million after tax), largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across all segments, net of a gain on the sale of a previously closed manufacturing facility within our Outdoors segment of approximately $6 million; and
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2021 of approximately $41 million on net sales and of approximately $12 million on both operating income and net income.

In 2021, financial results included:

•
restructuring and other charges of $12.8 million before tax ($10.0 million after tax), largely related to severance costs associated with the relocation of manufacturing facilities within the Outdoors segment.

2023 Compared to 2022

Total Fortune Brands

Net sales

Net sales decreased by $96.8 million, or 2.0%, due to lower sales unit volume in the U.S. and lower sales in our international markets ($41.2 million) as well as unfavorable foreign exchange of approximately $24 million. These factors were partially offset by the benefit from the acquisitions of the ASSA Businesses in June 2023 and Aqualisa in July 2022 (approximately $247 million combined sales benefit in 2023) and favorable channel mix.

Cost of products sold

Cost of products sold decreased by $75.3 million, or 2.7%, due to lower sales volumes and productivity improvements in all of our segments. These factors were partially offset by the impact from the acquisitions of the ASSA Businesses in June 2023, including amortization of the inventory fair value adjustment ($12.4 million) and Aqualisa in July 2022, manufacturing inefficiencies related to lower sales unit volume across all of our businesses, costs associated with the planned closure of a manufacturing facility within our Security segment and the absence of the $6.2 million gain on sale of a previously closed manufacturing facility in our Outdoors segment in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $90.5 million, or 8.4%, due to the impact from the acquisition of the ASSA Businesses, including transaction related expenses of $19.7 million, and higher headcount-related costs across our segments. These factors were partially offset by savings associated with our 2022 corporate reorganization and restructuring activities and lower advertising and marketing costs.

Amortization of intangible assets

Amortization of intangible assets increased by $13.8 million, primarily due to the acquisition of the ASSA Businesses in June 2023 and Aqualisa in July 2022.

Asset impairment charges

Asset impairment charges of $33.5 million in 2023 related to two indefinite-lived tradenames within our Outdoors business.

Restructuring charges

Restructuring charges of $32.5 million in 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment and headcount actions across all segments. Restructuring charges of $32.4 million in 2022 were largely related to severance costs associated with the relocation of manufacturing facilities in the Outdoors segment and headcount actions across all segments.

Operating income

Operating income decreased by $159.4 million, or 20.6%, primarily due to lower sales unit volume in the U.S., lower international sales ($41.2 million decrease), manufacturing inefficiencies related to lower sales unit volume, amortization of the inventory fair-value adjustment related to the acquisition of the ASSA Businesses ($12.4 million), higher restructuring and other costs associated with the planned closure of a manufacturing facility in our Security segment, higher headcount-related costs, as well as unfavorable foreign exchange of approximately $7.9 million. These factors were partially offset by the benefit from the acquisition of the ASSA Businesses, productivity improvements, savings associated with our 2022 corporate reorganization and restructuring activities and lower advertising and marketing costs.

Interest expense

Interest expense decreased by $2.7 million, or 2.3%, due to lower interest expense incurred on floating rate debt, partially offset higher interest expense on fixed rate debt.

Other (income) expense, net

Other (income) expense, net, was income of $19.5 million in 2023, compared to income of $12.0 million in 2022. The increase in other income, net is primarily due to an increase in interest income ($8.4 million increase) and foreign currency transaction income, partially offset by a decrease in defined benefit plan income.

Income taxes

The 2023 effective income tax rate was unfavorably impacted by state and local income taxes and foreign income taxed at higher rates. This expense was offset by favorable benefits for the release of uncertain tax positions of statute of limitations lapses and federal tax credits.

The 2022 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation. This expense was offset by favorable benefits for the release of certain uncertain tax positions, primarily related to audit closures and statute of limitations lapses, share-based compensation, and a valuation allowance decrease.

Income from continuing operations, net of tax

Income from continuing operations, net of income taxes, decreased by $134.4 million, or 24.9%, due to lower operating income, partly offset by lower income tax expense, lower interest expense and higher other income.

Income from discontinued operations, net of tax

Income from discontinued operations, net of income taxes, for the year ended December 31, 2022 was $146.8 million and includes the results from operations of our former Cabinets segment. Refer to Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional details.

Results By Segment

Water

Net sales decreased by $8.0 million, or 0.3%, due to lower organic sales unit volume in the U.S., lower international sales, higher customer sales incentives and unfavorable foreign exchange of approximately $24.4 million. These factors were partially offset by the benefit from the acquisition of the Emtek and Schaub Business in June 2023 and Aqualisa in July 2022 (approximately $166 million of combined sales benefit).

Operating income decreased by $40.3 million, or 6.6%, due to lower net sales, costs associated with manufacturing inefficiencies related to the lower sales unit volume, the amortization of the Emtek and Schaub Business inventory fair value adjustment ($3.5 million) and unfavorable foreign exchange of approximately $5.8 million. These factors were partially offset by the benefit from the acquisition of the Emtek and Schaub Business and Aqualisa, productivity improvements and lower advertising and marketing costs.

Outdoors

Net sales decreased by $176.3 million, or 11.6%, due to lower sales unit volume of our doors and decking products. These were partially offset by the benefit from changes in product mix and lower customer sales incentives.

Operating income decreased by $60.7 million, or 31.3%, due to asset impairment charges related to two of our indefinite-lived tradenames ($33.5 million), lower net sales, the impact of costs associated with manufacturing inefficiencies related to lower sales unit volume, the absence of the 2022 gain of $6.2 million on the sale of a previously closed manufacturing facility and higher employee-related costs. These factors were partially offset by productivity improvements and cost savings resulting from the rationalization of certain of our production facilities during the second half of 2022.

Security

Net sales increased by $87.5 million, or 13.8%, due to the benefit from the acquisition of the Yale and August Business (approximately $81 million) and price increases to help mitigate the impact of cumulative commodity cost increases. These benefits were partially offset by lower sales unit volume.

Operating income decreased by $33.0 million, or 34.6%, due to restructuring costs and other charges associated with the planned closure of a manufacturing facility and the amortization of the Yale and August Business inventory fair value adjustment ($8.9 million), partially offset by higher net sales and manufacturing productivity improvements.

Corporate

Corporate expenses increased by $25.4 million, or 19.6%, due to costs related to the acquisition of the ASSA Businesses in June 2023 and higher headcount-related costs.

2022 Compared to 2021

Total Fortune Brands

Net sales

Net sales decreased by $78.1 million, or 1.6%, due to slowing housing market activity in China, lower sales unit volume in our Water segment due to the impact of inventory reductions by our distribution channel partners, lower sales demand in the U.S. and Canada and higher sales incentives, as well as unfavorable foreign exchange of approximately $41 million. These factors were partially offset by price increases to help mitigate the impact of cumulative commodity and transportation cost increases in all our segments and the benefit from the Solar and Aqualisa acquisitions ($50.2 million combined).

Cost of products sold

Cost of products sold decreased by $50.5 million, or 1.8%, due to lower sales volume, productivity improvements, a gain on the sale of a previously closed manufacturing facility within our Outdoors segment and the absence of Larson's 2021 acquisition-related inventory fair value adjustment amortization of $3.3 million, which did not recur in 2022. These benefits are partially offset by the impact of raw material cost increases, the impact of acquisitions and labor cost increases, as well as an unfavorable inventory-related expense write-off in our Outdoors segment.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $15.8 million, or 1.4%, due to lower net sales and lower advertising, marketing and headcount related costs. These factors were partially offset by higher transportation costs and the impact of acquisitions.

Restructuring charges

Restructuring charges of $32.4 million in 2022 are largely related to severance, asset impairment and other costs associated with plant closures and headcount actions primarily in the Water and Outdoors segments. Restructuring charges of $9.3 million in 2021 were largely related to severance costs associated with the relocation of manufacturing facilities within our Outdoors and Security segments.

Operating income

Operating income decreased by $36.8 million, or 4.5%, primarily due to lower net sales, higher commodity costs, separation and other transaction costs related to the Separation ($83 million in 2022, of which $73 million is presented within discontinued operations), and higher transportation, restructuring, sales rebate and headcount related costs, as well as unfavorable foreign exchange of approximately $12 million. These factors were partially offset by the benefit from productivity improvements, favorable geographic channel mix in the Water segment and lower advertising and marketing costs.

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

Income from discontinued operations, net of tax

Income from discontinued operations, net of income taxes, for the year ended December 31, 2022 included eleven and a half months of results of our former Cabinets segment. Income decreased by $65.9 million, or 31.0%, due to lower operating income including transaction costs related to the Separation ($73.1 million) and impairments related to two indefinite-lived tradenames ($46.4 million), higher income tax expense and higher defined benefit costs. Refer to Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional details.

Results By Segment

Water

Net sales decreased by $191.0 million, or 6.9%, due primarily to slowing housing market activity in China, lower sales unit volume driven by inventory reductions by our distribution channel partners, lower sales demand in the U.S. and Canada, and higher promotion and sales rebate costs, as well as unfavorable foreign exchange of approximately $30 million. These factors were partially offset by the benefit from price increases to help mitigate the impact of cumulative commodity and transportation cost increases, the benefit from the Aqualisa acquisition ($22 million) and sales increases in our U.S. e-commerce channel.

Operating income decreased by $15.1 million, or 2.4%, due primarily to lower net sales, the impact of higher commodity, freight and restructuring costs and unfavorable foreign exchange of approximately $11 million. These factors were partially offset by lower employee-related costs, lower advertising and marketing costs, and favorable geographic channel mix.

Outdoors

Net sales increased by $100.9 million, or 7.1%, due primarily to price increases to help mitigate the impact of cumulative commodity and transportation cost increases and the benefit from the Solar acquisition ($28.5 million). These benefits were partially offset by lower sales demand for our exterior doors and decking products and lower sales unit volume due to the impact of inventory reductions by our distribution channel partners.

Operating income decreased by $11.1 million, or 5.4%, due primarily to commodity cost inflation, higher employee related and freight costs, and higher restructuring charges. These factors were partially offset by higher net sales and productivity improvements.

Security

Net sales increased by $12.0 million, or 1.9%, due primarily to price increases to help mitigate the impact of cumulative commodity and transportation cost increases, partially offset by lower sales unit volume due to the impact of inventory reductions by our distribution channel partners, as well as unfavorable foreign exchange of approximately $11 million.

Operating income increased by $8.8 million, or 10.2%, due primarily to higher net sales and productivity improvements. These benefits were partially offset by commodity cost inflation, higher employee related and freight costs.

Corporate

Corporate expenses increased by $19.4 million, or 17.3%, due to higher consulting costs relating to our digital transformation initiatives.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. On December 14, 2022, in connection with the completion of the Separation, we also received a one-time cash payment, in the form of a dividend, from MasterBrand in the amount of $940.0 million. Our operating income is generated by our subsidiary businesses. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures, other contractual commitments and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate, both for the 12-month period following the 2023 fiscal year, and in the long-term.

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

Long-Term Debt

In September 2023, we repaid all $600 million in aggregate principal of our 2023 4.000% senior unsecured notes at their maturity date in September 2023 using cash on hand.

In June 2023, the Company issued $600 million in aggregate principal 5.875% senior unsecured notes maturing in 2033 in a registered public offering. The Company used the net proceeds from the notes offering to redeem its 2023 4.000% senior unsecured notes that matured in September 2023 and for general corporate purposes.

In March 2022, the Company issued $900 million in aggregate principal amount of senior unsecured notes in a registered public offering consisting of $450 million of 4.00% senior unsecured notes maturing in 2032 and $450 million of 4.50% senior unsecured notes maturing in 2052 (together, the “2022 Notes”). The Company used the net proceeds from the 2022 Notes offering to redeem a portion of the outstanding balance on the 2021 Term Loan (as defined below).

At December 30, 2023, the Company had aggregate outstanding notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 30, 2023 and December 31, 2022:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 30, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.9	$498.1
4.000% Senior Notes	$600.0	September 2018	September 2023	-	599.2
3.250% Senior Notes	$700.0	September 2019	September 2029	695.7	695.0
4.000% Senior Notes	$450.0	March 2022	March 2032	446.2	445.8
4.500% Senior Notes	$450.0	March 2022	March 2052	435.9	435.4
5.875% Senior Notes	$600.0	June 2023	June 2033	593.4	-
Total Senior Notes				$2,670.1	$2,673.5

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of December 30, 2023 or December 31, 2022. As of December 30, 2023, we were in compliance with all covenants under this facility.

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (the “2021 Term Loan”), for general corporate purposes, set to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the 2022 Notes offering (as described above) and other existing sources of liquidity.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of December 30, 2023 and $20.5 million in aggregate as of December 31, 2022, of which there were no outstanding balances as of December 30, 2023 and December 31, 2022. The weighted-average interest rates on these borrowings were zero in 2023 and 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. There were no outstanding borrowings under our Commercial Paper facility as of December 30, 2023 or December 31, 2022.

Components of our long-term debt were as follows:

(In millions)	2023	2022
Notes (due 2025 to 2052)	$2,670.1	$2,673.5
Less: current portion	—	599.2
Total long-term debt	$2,670.1	$2,074.3

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured, in certain cases within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 30, 2023.

Cash and Seasonality

In 2023, we invested approximately $215 million in incremental capacity to support long-term growth potential and new products inclusive of cost reduction and productivity initiatives. We expect capital spending in 2024 to be in the range of $175 million to $225 million. On December 30, 2023, we had cash and cash equivalents of $366.4 million, of which $306.1 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year and we typically use operating cash in the first quarter of the year. We believe that our current cash position, cash flow generated from operations, and amounts available under our revolving credit facility should be sufficient for our operating requirements and enable us to fund our capital expenditures, share repurchases dividend payments, and required long-term debt payments.

Share Repurchases

In 2023, we repurchased 2.5 million shares of our outstanding common stock under the Company’s share repurchase program for $150.0 million. As of December 30, 2023, the Company’s total remaining share repurchase authorization under the program was approximately $434.6 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

Dividends

In 2023, we paid dividends in the amount of $116.8 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

In June 2023, we acquired the ASSA Businesses from ASSA. The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. We financed the transaction with cash on hand. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.5 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made), shortly following receipt of local regulatory approval. In preparation for the deferred closing, $23.5 million is classified as restricted cash within Other current assets and the corresponding payable is included within Other current liabilities. The results of the Emtek and Schaub Business are reported as part of the Water segment and the results of the Yale and August Business are reported as part of the Security segment.

In July 2022, we acquired 100% of the outstanding equity of Aqualisa for a purchase price of $156.0 million, net of cash acquired of $4.8 million. The results of Aqualisa are reported as part of the Water segment. We financed the transaction with borrowings under our existing credit facility.

In January 2022, we acquired 100% of the outstanding equity of Solar for a purchase price of $61.6 million, net of cash acquired of $4.8 million. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors segment.

Cash Flows

Below is a summary of cash flows for 2023, 2022, and 2021, including continuing and discontinued operations. See Note 5, Discontinued Operations, in the consolidated financial statements in Item 8 for additional information on cash flows from discontinued operations.

(In millions)	2023	2022	2021
Net cash provided by operating activities	$1,055.8	$566.3	$688.7
Net cash used in investing activities	(1,037.8)	(455.5)	(207.1)
Net cash provided by (used in) financing activities	(271.3)	72.5	(428.6)
Effect of foreign exchange rate changes on cash	0.5	(11.1)	(1.9)
Net increase in cash, cash equivalents and restricted cash	$(252.8)	$172.2	$51.1

Net cash provided by operating activities was $1,055.8 million in 2023, compared to $566.3 million in 2022. The $489.5 million increase in net cash provided by operating activities from 2022 to 2023 was driven by a $702.5 million increase in net cash provided by continuing operations due to an increase in net cash provided by working capital items resulting from initiatives to align working capital with current U.S. home product market activity and expected sales volume. The $84.2 million settlement of our interest rate swaps in 2023 and increased accrued expenses and other liabilities also contributed to the increase in net cash provided by operating activities. These amounts were partially offset by lower net income in 2023 and the absence of operating cash flows as a result of the Separation ($213.0 million in 2022). The $122.4 million decrease in net cash provided by operating activities from 2021 to 2022 was primarily due to a decrease in accounts payable driven by lower sales growth, lower employee incentive accruals and lower advertising expense accruals, lower net income and a decrease in accrued taxes due to lower income before taxes, partially offset by a reduction in the growth of our inventory investments, a decrease in accounts receivable driven by decreased sales in the fourth quarter of 2022 and an increase in cash provided by discontinued operations.

Net cash used in investing activities was $1,037.8 million in 2023 compared to $455.5 million in 2022. The increase in net cash used in investing activities of $582.3 million from 2022 to 2023 reflects the net cash paid to date as part of the acquisition of the ASSA Businesses of $784.1 million as compared to the acquisitions of Aqualisa and Solar ($217.6 million combined) in 2022. The increase in net cash used in investing activities of $248.4 million from 2021 to 2022 reflects our cost of acquisitions ($217.6 million in 2022) and an increase in capital expenditures, partly offset by proceeds from the sale of previously closed manufacturing facilities.

Net cash used in financing activities was $271.3 million in 2023 compared to net cash provided by financing activities of $72.5 million in 2022. The increase in net cash used in financing activities of $343.8 million was primarily driven by the absence of cash flow items related to the dividend received from MasterBrand as a result of the Separation ($940.0 million), partially offset by lower share repurchases in 2023 compared to 2022 ($430.1 million decrease), a decrease in dividends paid to stockholders and the absence in 2023 of the final payment for the remaining equity interest in Flo ($16.7 million) which was made during 2022. The increase in net cash provided by financing activities of $501.1 million from 2021 to 2022 was primarily due to the dividend received from MasterBrand, partially offset by lower net borrowings in 2022 compared to 2021 ($172.1 million), higher share repurchases in 2022 compared to 2021 ($132.4 million increase), cash retained by MasterBrand after the Separation ($56.3 million), a decrease in the proceeds from the exercise of stock options and the final payment for the remaining equity interest in Flo.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans, related to our continuing operations, that are funded by a portfolio of investments maintained within our benefit plan trust. In 2023, 2022 and 2021 we voluntarily contributed $4.0 million, $9.0 million and $18.5 million, respectively, to our qualified pension plans. In 2024, we do not expect to make any pension contributions. As of December 30, 2023, the fair value of our total pension plan assets was $468.0 million, representing funding of about 96% of the accumulated qualified benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and commitments as of December 30, 2023. Purchase obligations were $635.3 million, of which $622.8 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures. Total lease payments under non-cancellable operating leases as of December 30, 2023 were $37.6 million in 2024, $32.9 million in 2025, $29.5 million in 2026, $24.6 million in 2027, $20.9 million in 2028 and $61.1 million thereafter.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $25.6 million of unrecognized tax benefits as of December 30, 2023 have been excluded from the paragraph above.

In addition to the contractual obligations and commitments described above, we also had other commercial commitments for which we are contingently liable as of December 30, 2023. Other corporate commercial commitments include standby letters of credit of $30.8 million, in the aggregate, all of which expire in less than one year, and surety bonds of $25.7 million, all of which matures in less than one year. These contingent commitments are not expected to have a significant impact on our liquidity.

Debt payments due during the next five years as of December 30, 2023 are zero in 2024, $500 million in 2025, zero in 2026, zero in 2027, zero in 2028 and $2,200 million in 2029 and beyond. Interest payments due during the next five years as of December 30, 2023 are $116.3 million in 2024, $202.5 million in 2025 through 2026, $192.5 million in 2027 through 2028 and $723.5 million in 2029 and beyond.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar, the Mexican peso, the British pound, Chinese yuan and the South African rand. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. For additional information on this risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

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

Deferred currency gains (loss) of $5.2 million, $4.7 million and $(2.6) million (before tax impact) were reclassified into earnings for 2023, 2022 and 2021, respectively. Based on foreign exchange rates as of December 30, 2023, we estimate that $9.9 million of net derivative gain included in accumulated other comprehensive income ("AOCI") as of December 30, 2023, will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” in Item 8 for discussion of recently issued accounting standards.

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

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $75.8 million and $49.2 million as of December 30, 2023 and December 31, 2022, respectively.

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

No material impairments related to long-lived assets were recorded in 2023, 2022 or 2021.

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

Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of the tradename and proprietary technology. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, earnings before interest and taxes (EBIT) margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates, the assumed royalty rates and income tax rates.

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

The significant assumptions that are used to determine the estimated fair value of reporting units for impairment testing are forecasted revenue growth rates, operating income margins, market-participant discount rates and EBITDA multiples.

The assumptions used to estimate the fair values of the goodwill related to continuing operations tested quantitatively during the year ended December 30, 2023 were as follows:

Unobservable Input	2023
Discount rate	10.3%
Long-term revenue growth rates(a)	3.0%
EBITDA multiple	14.0

(a)
Selected long-term revenue growth rate for the goodwill that was tested quantitatively.

A 50 basis point change in the discount rate or long-term revenue growth rate assumptions, or a decrease in multiple of 1.0 in the EBITDA multiple assumption, during the year ended December 30, 2023 would not have resulted in an impairment being recognized when estimating the fair value of our reporting unit goodwill.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. Of our $520.1 million indefinite-lived tradenames, $216.9 million relate to our Water segment, $271.2 million relate to our Outdoors segment and $32.0 million relate to our Security segment as of December 30, 2023. See Note 6, “Goodwill and Identifiable Intangible Assets,” for additional information.

During the fourth quarter of 2023, a reduction in revenue growth expectations, which were finalized during our annual planning process, led us to conclude that it was more likely than not that two indefinite-lived tradenames within our Outdoors segment were impaired. As a result of the impairment tests performed, we recorded pre-tax impairment charges of $28.0 million and $5.5 million, respectively, related to the two indefinite-lived tradenames. As of December 30, 2023, the carrying value of the tradenames were $83.0 million and $12.5 million, respectively.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 10, "Fair Value Measurements").

The assumptions used to estimate the fair values of the tradenames tested quantitatively during the year ended December 30, 2023 were as follows:

	2023
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rates	11.1%	14.5%	13.6%
Royalty rates(b)	2.5%	3.5%	3.3%
Long-term revenue growth rates(c)	2.0%	3.0%	2.1%
(a)
Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)
Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)
Selected long-term revenue growth rate of the tradenames that were tested quantitatively.

For the indefinite-lived tradenames tested quantitatively in 2023, a 50 basis point change in the royalty rate assumption would change the fair value of those tradenames by $27.0 million; a 50 basis point change in the discount rate assumption would change the fair value of those tradenames by approximately $8.0 million; and a 50 basis point change in the long-term revenue growth rate assumption would change the fair value of those tradenames by approximately $4.0 million.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2023 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We recognize changes in the net actuarial gains or losses in other income, net to the extent they exceed 10 percent of the greater of the fair value of pension plan assets or projected benefit obligation for each plan (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each fiscal year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial gains was $0.6 million and $1.3 million in 2023 and 2022, respectively. The total unrecognized net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $35.8 million as of December 30, 2023, compared to $49.2 million as of December 31, 2022.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 30, 2023 and December 31, 2022 was 6.1% and 4.4%, respectively.

The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 30, 2023 and 2022 was 5.0% and 5.2%, respectively.

For the postretirement benefits obligation, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 30, 2023, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.3% for pre-65 retirees and 6.9% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2033. As of December 31, 2022, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 5.8% for pre-65 retirees and 6.3% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2028.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains & losses (which include settlement losses):

(In millions)	2023	2022
Total pension loss (income)	$0.7	$(7.8)
Actuarial loss (gain) component of income above	2.0	(0.3)
Total postretirement income	(1.7)	(0.2)
Actuarial gain component of income above	(2.6)	(1.0)

Discount rates in 2023 used to determine benefit obligations decreased by an average of 20 basis points for pension benefits. Discount rates for 2023 postretirement benefits increased by an average of 20 basis points. Discount rates in 2022 used to determine benefit obligations increased by an average of 230 basis points for pension benefits. Discount rates for 2022 postretirement benefits decreased an average of 190 basis points. Our actual gain on plan assets in 2023 was 10.0% compared to an actuarial assumption of an average 6.1% expected return. Our actual loss on plan assets in 2022 was 22.6% compared to an actuarial assumption of an average 4.4% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $12 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.1 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 30, 2023, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $25.6 million. It is reasonably possible that the unrecognized tax benefits may decrease by $7.7 million in the next 12 months primarily as a result of the lapse of the statute of limitations of U.S. federal, state and foreign income taxes.

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

Interest Rate Risk

The Company did not have any external variable rate borrowings as of December 30, 2023.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.4 million at December 30, 2023. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fortune Brands Innovations, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Innovations, Inc. and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 30, 2023 appearing after Item 16 and the signatures (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Emtek and Schaub premium and luxury door and cabinet hardware business and the U.S. and Canadian Yale and August residential smart home locks business (collectively, the "ASSA Businesses") acquired from ASSA ABLOY, Inc. from its assessment of internal control over financial reporting as of December 30, 2023, because they were acquired by the Company in a purchase business acquisition during 2023. We have also excluded the ASSA Businesses from our audit of internal control over financial reporting. The ASSA Businesses have total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting representing 2.9% and 4.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2023.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of ASSA Businesses - Valuation of Certain Customer Relationships

As described in Notes 2 and 4 to the consolidated financial statements, in June 2023 the Company acquired the ASSA Businesses for a total purchase price of $809.3 million, net of cash acquired, which included a customer relationships asset of $328.0 million being recorded. Management uses the multi-period excess earnings method to determine the fair value of customer relationships. To determine the fair value of the acquired intangible assets management used significant estimates and assumptions, including forecasted revenue growth rates, earnings before interest and taxes (EBIT) margins, contributory asset charges, customer attrition rate, and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of certain customer relationships acquired in the acquisition of the ASSA Businesses is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain customer relationships; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, EBIT margins, contributory asset charges, customer attrition rate, and market-participant discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of certain customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of certain customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of underlying data used in the multi-period-excess method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue growth rates, EBIT margins, contributory asset charges, customer attrition rate, and market-participant discount rate. Evaluating management’s assumptions related to the forecasted revenue growth rates, EBIT margins, contributory asset charges, and the customer attrition rate involved considering (i) the current and past performance of the ASSA Businesses; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the contributory asset charges, customer attrition rate, and market-participant discount rate assumptions.

Quantitative Impairment Test for an Indefinite-Lived Tradename within the Outdoors Segment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balances was $520.1 million as of December 30, 2023, of which $271.1 million relates to the Outdoors segment. Management reviews indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds fair value. During the fourth quarter of 2023, a reduction of revenue growth expectations, led management to conclude that it was more likely than not that an indefinite-lived tradename within the Outdoors segment was impaired. As a result of impairment tests performed, management recorded pre-tax impairment charges of $28.0 million. Fair values of the Company’s indefinite-lived tradenames were measured by management using the relief-from-royalty approach. Significant assumptions inherent in estimating fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the quantitative impairment test for an indefinite-lived tradename within the Outdoors segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the tradename; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, assumed royalty rate, and market-participant discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative impairment test for indefinite-lived intangible assets, including controls over the valuation of the Company’s tradename within the Outdoors segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the tradename; (ii) evaluating the appropriateness of the relief-from-royalty approach used by management; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to forecasted revenue growth rates, assumed royalty rate, and market-participant discount rate. Evaluating management’s significant assumptions related to forecasted revenue growth rates and assumed royalty rate involved evaluating whether the assumptions used by management were reasonable considering, (i) the current and past performance of the business associated with the tradename; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the relief-from-royalty approach and (ii) the reasonableness of the assumed royalty rate and market-participant discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2024

We have served as the Company’s auditor since 2011.

Consolidated Statements of Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions, except per share amounts)	December 30, 2023	December 31, 2022	December 31, 2021
NET SALES	$4,626.2	$4,723.0	$4,801.1
Cost of products sold	2,714.8	2,790.1	2,840.6
Selling, general and administrative expenses	1,168.4	1,077.9	1,093.7
Amortization of intangible assets	62.1	48.3	46.4
Asset impairment charges	33.5	—	—
Restructuring charges	32.5	32.4	9.3
OPERATING INCOME	614.9	774.3	811.1
Interest expense	116.5	119.2	84.3
Other (income) expense, net	(19.5)	(12.0)	0.4
Income from continuing operations before income taxes	517.9	667.1	726.4
Income taxes	112.4	127.2	166.7
Income from continuing operations, net of tax	405.5	539.9	559.7
Income (loss) from discontinued operations, net of tax	(1.0)	146.8	212.7
NET INCOME	$404.5	$686.7	$772.4
BASIC EARNINGS PER COMMON SHARE
Continuing operations	$3.20	$4.14	$4.07
Discontinued operations	(0.01)	1.13	1.55
Basic earnings per share attributable to Fortune Brands	$3.19	$5.27	$5.62
DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$3.17	$4.11	$4.01
Discontinued operations	—	1.12	1.53
Diluted earnings per share attributable to Fortune Brands	$3.17	$5.23	$5.54

Basic average number of shares outstanding	126.9	130.3	137.5
Diluted average number of shares outstanding	127.7	131.3	139.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions)	December 30, 2023	December 31, 2022	December 31, 2021
NET INCOME	$404.5	$686.7	$772.4
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	17.4	(23.4)	(3.9)

Unrealized (losses) gains on derivatives:
Unrealized holding gains (losses) arising during period	4.1	126.2	1.5
Less: reclassification adjustment for (gains) losses included in net income	(14.0)	(5.5)	(2.2)
Unrealized (losses) gains on derivatives	(9.9)	120.7	(0.7)
Defined benefit plans:
Net actuarial gains (loss) arising during period	13.4	(21.7)	47.5
Other	6.2	—	—
Defined benefit plans	19.6	(21.7)	47.5
Other comprehensive income, before tax	27.1	75.6	42.9
Income tax (expense) related to items of other comprehensive income (a)	(1.2)	(21.9)	(12.4)
Other comprehensive income, net of tax	25.9	53.7	30.5
COMPREHENSIVE INCOME	$430.4	$740.4	$802.9

(a)
Income tax (expense) benefit on unrealized (losses) gains on derivatives of $2.4 million, $(27.3) million and $(0.5) million and on defined benefit plans of $(3.6) million, $5.4 million and $(11.9) million in 2023, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions)	December 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$366.4	$642.5
Accounts receivable less allowances for discounts and credit losses	534.2	521.8
Inventories	982.3	1,021.3
Other current assets	162.8	274.8
TOTAL CURRENT ASSETS	2,045.7	2,460.4
Property, plant and equipment, net of accumulated depreciation	975.0	783.7
Operating lease assets	173.8	118.9
Goodwill	1,906.8	1,640.7
Other intangible assets, net of accumulated amortization	1,354.7	1,000.8
Other assets	109.0	116.4
TOTAL ASSETS	$6,565.0	$6,120.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$-	$599.2
Accounts payable	568.1	421.6
Other current liabilities	632.3	523.9
TOTAL CURRENT LIABILITIES	1,200.4	1,544.7
Long-term debt	2,670.1	2,074.3
Deferred income taxes	111.3	136.9
Accrued defined benefit plans	47.3	79.9
Operating lease liabilities	143.3	95.4
Other non-current liabilities	99.2	102.8
TOTAL LIABILITIES	4,271.6	4,034.0
Commitments (Note 18) and Contingencies (Note 22)
Equity
Common stock (a)	1.9	1.9
Paid-in capital	3,134.5	3,069.6
Accumulated other comprehensive income	63.3	37.4
Retained earnings	2,605.3	2,323.8
Treasury stock	(3,511.6)	(3,345.8)
TOTAL EQUITY	2,293.4	2,086.9
TOTAL LIABILITIES AND EQUITY	$6,565.0	$6,120.9
(a)
Common stock, par value $0.01 per share, 187.1 million shares and 186.2 million shares issued at December 30, 2023 and December 31, 2022, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions)	December 30, 2023	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net income	$404.5	$686.7	$772.4
Non-cash expense (income):
Depreciation	106.7	126.5	125.0
Amortization of intangibles	62.1	65.1	64.1
Non-cash lease expense	35.1	45.2	42.5
Stock-based compensation	34.2	50.2	50.2
Restructuring charges	—	8.0	—
(Gain) loss on sale of property, plant and equipment	(1.0)	(4.7)	1.6
Loss on equity investments	—	—	5.0
Asset impairment charges	33.5	46.4	—
Recognition of actuarial (gain) loss	(0.5)	(1.2)	0.8
Deferred taxes	(26.1)	14.8	1.7
Amortization of deferred financing costs	4.1	3.8	3.6
Changes in assets and liabilities including effects subsequent to acquisitions
Decrease (increase) in accounts receivable	25.7	66.3	(151.5)
Decrease (increase) in inventories	148.8	(198.5)	(324.3)
Increase (decrease) in accounts payable	101.1	(161.2)	137.7
Decrease in other assets	170.0	14.0	1.0
(Decrease) increase in accrued taxes	(17.4)	(65.5)	8.4
Decrease in accrued expenses and other liabilities	(25.0)	(129.6)	(49.5)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,055.8	566.3	688.7
INVESTING ACTIVITIES
Capital expenditures(a)	(256.5)	(246.1)	(214.2)
Proceeds from the disposition of assets	2.8	8.2	1.9
Cost of acquisitions, net of cash acquired	(784.1)	(217.6)	5.2
NET CASH USED IN INVESTING ACTIVITIES	(1,037.8)	(455.5)	(207.1)
FINANCING ACTIVITIES
Increase in short-term debt	—	700.0	400.0
Repayment of short-term debt	(600.0)	(1,100.0)	—
Issuance of long-term debt	1,065.1	5,975.4	1,245.0
Repayment of long-term debt	(470.0)	(5,612.5)	(1,510.0)
Proceeds from the exercise of stock options	18.0	1.1	41.8
Employee withholding taxes paid related to stock-based compensation	(14.5)	(27.0)	(13.3)
Dividends to stockholders	(116.8)	(145.6)	(143.0)
Dividends received from MasterBrand	—	940.0	—
Cash retained by Masterbrand at Separation	—	(56.3)	—
Treasury stock purchases	(150.0)	(580.1)	(447.7)
Other financing activities, net	(3.1)	(22.5)	(1.4)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(271.3)	72.5	(428.6)
Effect of foreign exchange rate changes on cash	0.5	(11.1)	(1.9)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(252.8)	$172.2	$51.1
Cash, cash equivalents and restricted cash(b) at beginning of year	$648.3	$476.1	$425.0
Cash, cash equivalents and restricted cash(b) at end of year	$395.5	$648.3	$476.1
Cash paid during the year for
Interest	$121.4	$102.9	$76.8
Income taxes paid directly to taxing authorities	120.3	278.3	228.8
Dividends declared but not paid	30.3	29.4	37.8

(a)
Capital expenditures of $34.1 million, $14.2 million and $19.6 million that have not been paid as of December 30, 2023, December 31, 2022 and December 31, 2021, respectively, were excluded from the Consolidated Statement of Cash Flows.
(b)
Restricted cash of $26.9 million and $2.2 million is included in Other current assets and Other assets, respectively, as of December 30, 2023, $2.1 million and $3.7 million is included in Other current assets and Other assets, respectively, as of December 31, 2022 and $1.3 million and $3.3 million is included in Other current assets and Other assets, respectively, as of December 31, 2021 within our Consolidated Balance Sheet.

The Consolidated Statements of Cash Flows presented above include cash flows from continuing and discontinued operations. Refer to Note 5, Discontinued Operations, for additional details.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions, except per share amounts)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2020	$1.8	$2,926.3	$(55.1)	$2,180.2	$(2,277.7)	$2,775.5
Comprehensive income:
Net income	—	—	—	772.4	—	772.4
Other comprehensive income	—	—	30.5	—	—	30.5
Stock options exercised	0.1	41.8	—	—	—	41.9
Stock-based compensation	—	50.2	—	—	(13.3)	36.9
Treasury stock purchase	—	—	—	—	(447.7)	(447.7)
Dividends ($1.06 per Common share)	—	—	—	(144.7)	—	(144.7)
Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	$—	$—	$—	$686.7	$—	$686.7
Other comprehensive income	—	—	53.7	—	—	53.7
Distribution of MasterBrand	—	—	8.3	(1,973.5)	—	(1,965.2)
Dividends received from MasterBrand	—	—	—	940.0	—	940.0
Stock options exercised	—	1.1	—	—	—	1.1
Stock-based compensation	—	50.2	—	—	(27.0)	23.2
Treasury stock purchase	—	—	—	—	(580.1)	(580.1)
Dividends ($1.07 per Common share)	—	—	—	(137.3)	—	(137.3)
Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$2,086.9
Comprehensive income:
Net income	$—	$—	$—	$404.5	$—	$404.5
Other comprehensive income	—	—	19.7	—	—	19.7
Other	—	12.7	6.2	(5.3)	—	13.6
Stock options exercised	—	18.0	—	—	—	18.0
Stock-based compensation	—	34.2	—	—	(14.5)	19.7
Treasury stock purchase	—	—	—	—	(151.3)	(151.3)
Dividends ($0.93 per Common share)	—	—	—	(117.7)	—	(117.7)
Balance at December 30, 2023	$1.9	$3,134.5	$63.3	$2,605.3	$(3,511.6)	$2,293.4

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Background and Basis of Presentation

The Company is a leading innovation company focused on creating smarter, safer and more beautiful homes and lives with a portfolio of leading branded products used for residential home repair, remodeling, new construction and security applications. References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

Basis of Presentation The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. Effective January 1, 2023, the Company changed its fiscal year end from December 31 to a 52- or 53-week fiscal year closing on the Saturday closest but not subsequent to December 31 of each year. These notes contain references to the years 2023, 2022 and 2021, which represents fiscal years ended December 30, 2023, December 31, 2022 and December 31, 2021, respectively.

In June 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") and the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "ASSA Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.5 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made) shortly following receipt of local regulatory approval. In preparation for the deferred closing, $23.5 million is classified as restricted cash within Other current assets and the corresponding payable is included within Other current liabilities. We financed the transaction with cash on hand. The results of the Emtek and Schaub Business are reported as part of the Water segment, and the results of the Yale and August Business are reported as part of the Security segment.

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

In January 2020, we entered into an agreement to acquire the outstanding shares of Flo Technologies ("Flo") in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022. On January 30, 2022, we made a final cash payment of $16.7 million to the legacy minority shareholders to acquire such shares which is reflected within Other financing, net in our consolidated statements of cash flows.

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

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $7.7 million and $5.5 million as of December 30, 2023 and December 31, 2022, respectively.

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

No material impairments related to long-lived assets were recorded in 2023, 2022 or 2021.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of one to 10 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of the tradename and proprietary technology. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, EBIT margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates, the assumed royalty rates and income tax rates.

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

The significant assumptions that are used to determine the estimated fair value of reporting units for impairment testing are forecasted revenue growth rates, operating income margins, market-participant discount rates and EBITDA multiples.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. Of our $520.1 million indefinite-lived tradenames, $216.9 million relate to our Water segment, $271.2 million relate to our Outdoors segment and $32.0 million relate to our Security segment as of December 30, 2023. See Note 6, “Goodwill and Identifiable Intangible Assets,” for additional information.

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

As of December 30, 2023, all of our investments in our strategic partners where we do not have significant influence over the investee do not have readily determinable fair values. As of December 30, 2023 and December 31, 2022, the carrying value of our investments were $3.5 million and $3.5 million, respectively, which is included in other assets within our Consolidated Balance Sheet. There were no impairments or other changes resulting from observable prices changes recorded during 2023, 2022 or 2021.

Defined Benefit Plans We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2023 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation – Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial gains or losses related to these assumptions represent the difference between actual and actuarially assumed experience. We recognize changes in the net actuarial gains or losses in other income, net to the extent they exceed 10 percent of the greater of the fair value of pension plan assets or projected benefit obligation for each plan (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each fiscal year. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. Compensation increases reflect expected future compensation trends. For postretirement benefits, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 15, “Defined Benefit Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 30, 2023, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $25.6 million. It is reasonably possible that the unrecognized tax benefits may decrease by $7.7 million in the next 12 months primarily as a result of the lapse of statutes of U.S. federal, state and foreign income taxes.

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

Customer Program Costs Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs. The costs included in the selling, general and administrative expenses category were $28.1 million, $24.7 million and $25.2 million in 2023, 2022 and 2021, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $161.3 million, $162.9 million and $164.0 million in 2023, 2022 and 2021, respectively.

Advertising costs, which amounted to $221.5 million, $220.7 million and $231.7 million in 2023, 2022 and 2021, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point-of-sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $51.4 million, $47.7 million and $40.7 million in 2023, 2022 and 2021, respectively. Advertising costs recorded in selling, general and administrative expenses were $170.1 million, $173.0 million and $191.0 million in 2023, 2022 and 2021, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $64.6 million, $62.0 million and $64.1 million in 2023, 2022 and 2021, respectively, are expensed as incurred within selling, general and administrative expenses.

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

Deferred currency gains (loss) of $5.2 million, $4.7 million and $(2.6) million (before tax impact) were reclassified into earnings for 2023, 2022 and 2021, respectively. Based on foreign exchange rates as of December 30, 2023, we estimate that $9.9 million of net derivative gain included in AOCI as of December 30, 2023, will be reclassified to earnings within the next twelve months.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, which improves segment disclosure reporting requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. We are currently assessing the impact on our consolidated financial statements and related segment disclosures.

In December 2023, the FASB issued ASU 2023-09 which requires expanded disclosure of the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact on our financial statement disclosures.

3. Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	December 30, 2023	December 31, 2022
Inventories:
Raw materials and supplies	$352.4	$309.4
Work in process	83.2	83.5
Finished products	546.7	628.4
Total inventories	$982.3	$1,021.3
Property, plant and equipment:
Land and improvements	$53.6	$51.9
Buildings and improvements to leaseholds	320.3	285.1
Machinery and equipment	1,147.7	1,052.2
Construction in progress	383.2	225.1
Property, plant and equipment, gross	1,904.8	1,614.3
Less: accumulated depreciation	929.8	830.6
Property, plant and equipment, net of accumulated depreciation	$975.0	$783.7
Other current liabilities:
Accrued salaries, wages and other compensation	$125.4	$57.6
Accrued customer programs	221.2	227.6
Accrued taxes	31.5	24.8
Dividends payable	30.3	29.4
Other accrued expenses	223.9	184.5
Total other current liabilities	$632.3	$523.9

4. Acquisitions

ASSA Businesses

In June 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") and the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "ASSA Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $809.3 million, subject to post-closing adjustments, net of cash acquired of $16.3 million. As of the date of this filing, legal title to international operations in Vietnam has not yet transferred, but we expect a deferred closing, which will include a payment of approximately $23.5 million (which amount is already included in the overall purchase price but for which the cash payment has not yet been made) shortly following receipt of local regulatory approval. In preparation for the deferred closing, $23.5 million is classified as restricted cash within Other current assets and the corresponding payable is included within Other current liabilities. We financed the transaction with cash on hand. The results of the Emtek and Schaub Business are reported as part of the Water segment, and the results of the Yale and August Business are reported as part of the Security segment. We incurred $19.7 million of ASSA acquisition-related transaction costs in the year ended December 30, 2023.

The following table summarizes the preliminary allocation of the ASSA Businesses' purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition.

(In millions)
Accounts receivable	$38.0
Inventories	106.8
Property, plant and equipment	19.5
Goodwill	258.8
Identifiable intangible assets	442.0
Operating lease assets	17.1
Other assets	2.3
Total assets	884.5
Accounts payable	26.0
Other current liabilities and accruals	33.9
Other non-current liabilities	15.3
Net assets acquired	$809.3

We apply significant judgment in determining the estimates and assumptions used to determine the fair value of the identifiable intangible assets, including forecasted revenue growth rates, EBIT margins, percentage of revenue attributable to the tradenames, contributory asset charges, customer attrition rate, market-participant discount rates and the assumed royalty rates. Any change in the acquisition date fair value of the acquired assets and liabilities will change the amount of the purchase price allocable to goodwill.

Goodwill includes expected sales and cost synergies. The goodwill of $229.1 million and $29.7 million is included in our Water and Security segments, respectively. Substantially all of the tax goodwill is expected to be deductible for income tax purposes, subject to the finalization of the purchase price allocation. ASSA Businesses identifiable intangible assets consist of two finite-lived customer relationship assets of $328.0 million and $21.3 million and indefinite-lived tradename of $75.0 million, a definite-lived tradename of $9.0 million and definite-lived proprietary technology assets of $8.7 million. The useful lives of both of the customer relationship assets is estimated to be 17 years. The useful life of the definite-lived tradename is estimated to be 30 years. The useful life of the proprietary technology assets is estimated to be eight years. Customer relationships, tradenames and proprietary technology assets are amortized on a straight line basis over their useful lives.

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

(In millions)	2023	2022
Net sales	$4,811.2	$5,129.6
Net income	$443.1	$558.8

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

Flo Technologies

In January 2020, we entered into an agreement to acquire the outstanding shares of Flo Technologies ("Flo") in a multi-phase transaction. As part of this agreement, we acquired a majority of Flo’s outstanding shares during 2020 and entered into a forward contract to purchase all remaining shares of Flo during the first quarter of 2022. On January 30, 2022, we made a final cash payment of $16.7 million to the legacy minority shareholders to acquire such shares which is reflected within Other financing, net in our consolidated statements of cash flows.

5. Discontinued Operations

On December 14, 2022, the Company completed the Separation. The consolidated statements of income and consolidated balance sheets for all prior periods have been adjusted to reflect the presentation of MasterBrand as discontinued operations. During 2023, we recognized expense of $1.0 million within Income (loss) from discontinued operations, net of tax.

The following table summarizes the results of the discontinued operations for the years ended December 31, 2022 and December 31, 2021.

(In millions)	2022	2021
NET SALES	$3,199.7	$2,855.0
Cost of products sold	2,279.3	2,068.5
Selling, general and administrative expense	619.7	485.3
Amortization of intangible asset	16.8	17.8
Asset impairment charges	46.4	—
Restructuring charges	25.1	4.2
DISCONTINUED OPERATING INCOME	212.4	279.2
Interest expense	0.2	0.1
Other expense, net	2.2	0.4
INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	210.0	278.7
Income taxes	63.2	66.0
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	$146.8	$212.7

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

The following table summarizes the cash flows of MasterBrand, which are reflected in the consolidated statements of cash flows:

(In millions)	2022	2021
Net cash provided by operating activities	$213.0	$162.7
Net cash used in investing activities	(55.8)	(51.5)
Net cash used in financing activities	—	—
Effect of foreign exchange rate changes on cash	(0.2)	0.1
Net increase in cash and cash equivalents	$157.0	$111.3

MasterBrand depreciation for 2022 and 2021 was $43.6 million and $44.4 million, respectively. MasterBrand amortization of intangibles for 2022 and 2021 was $16.8 million and $17.8 million, respectively. MasterBrand capital expenditures for 2022 and 2021 were $55.8 million and $51.6 million, respectively.

6. Goodwill and Identifiable Intangible Assets

We had goodwill of $1,906.8 million and $1,640.7 million as of December 30, 2023 and December 31, 2022, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Balance at December 31, 2021(a)	$814.1	$627.7	$97.1	$1,538.9
2022 translation adjustments	(9.4)	—	(0.8)	(10.2)
Acquisition-related adjustments	88.7	23.3	—	112.0
Balance at December 31, 2022(a)	$893.4	$651.0	$96.3	$1,640.7
2023 translation adjustments	8.1	—	0.4	8.5
Acquisition-related adjustments	227.8	0.1	29.7	257.6
Balance at December 30, 2023(a)	$1,129.3	$651.1	$126.4	$1,906.8

(a)
Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization by class of intangible assets as of December 30, 2023 and December 31, 2022 were as follows:

	As of December 30, 2023			As of December 31, 2022
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$520.1	$—	$520.1	$478.1	$—	$478.1
Amortizable intangible assets
Tradenames	58.4	(9.3)	49.1	47.5	(6.8)	40.7
Customer and contractual relationships	1,017.3	(289.4)	727.9	662.6	(239.6)	423.0
Patents/proprietary technology	138.2	(80.6)	57.6	128.5	(69.5)	59.0
Total	1,213.9	(379.3)	834.6	838.6	(315.9)	522.7
Total identifiable intangibles	$1,734.0	$(379.3)	$1,354.7	$1,316.7	$(315.9)	$1,000.8

We had identifiable intangible assets, principally tradenames and customer relationships net of accumulated amortization, of $1,354.7 million and $1,000.8 million as of December 30, 2023 and December 31, 2022, respectively. The $417.3 million increase in gross identifiable intangible assets was primarily due to the acquisition the ASSA Businesses and foreign translation adjustments.

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which include customer attrition rates and other relevant factors. We expect to record intangible amortization of approximately $72.0 million in 2024, $72.0 million in 2025, $71.0 million in 2026, $69.0 million in 2027 and $62.0 million in 2028.

During the fourth quarter of 2023, a reduction of revenue growth expectations, which were finalized during our annual planning process, led us to conclude that it was more likely than not that two indefinite-lived tradenames within our Outdoors segment were impaired. As a result of impairment tests performed, we recorded pre-tax impairment charges of $28.0 million and $5.5 million, respectively, related to the two indefinite-lived tradenames. As of December 30, 2023, the carrying values of these tradenames were $83.0 million and $12.5 million, respectively.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 10, "Fair Value Measurements").

The significant assumptions used to estimate the fair value of the tradenames impaired during the year ended December 30, 2023 were as follows:

	2023
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rates	13.0%	14.5%	14.3%
Royalty rates(b)	2.5%	3.5%	3.4%
Long-term revenue growth rates(c)	2.0%	3.0%	2.1%

(a)
Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)
Represents estimated percentage of sales a market-participant would pay to license the impaired tradenames.
(c)
Selected long-term revenue growth rate within 10-year projection period of the impaired tradenames.

As of December 30, 2023, the fair values of two Outdoors tradenames were equal to their carrying value of $83.0 million and $12.5 million, respectively. A reduction in the estimated fair value of any of our tradenames could trigger impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

7. Leases

We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 30, 2023 and December 31, 2022 were immaterial.

Operating lease expense recognized in the consolidated statement of comprehensive income for 2023, 2022 and 2021 and were $42.1 million, $37.4 million and $35.6 million, respectively, including approximately $1.8 million, $2.6 million and $1.8 million of short-term and variable lease costs for 2023, 2022 and 2021, respectively.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 30, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36.5	$35.1	$33.3
Right-of-use assets obtained in exchange for operating lease obligations	$87.1	$21.6	$33.9
Weighted average remaining lease term - operating leases	6.7 years	5.6 years	6.1 years
Weighted average discount rate - operating leases	4.1%	3.6%	3.5%

Future lease payments under non-cancelable operating leases as of December 30, 2023 were as follows:

(In millions)

2024	$37.6
2025	32.9
2026	29.5
2027	24.6
2028	20.9
Thereafter	61.1
Total lease payments	206.6
Less imputed interest	(26.2)
Total	$180.4
Reported as of December 30, 2023
Other current liabilities	$37.1
Operating lease liabilities	143.3
Total	$180.4

8. External Debt and Financing Arrangements

Unsecured Senior Notes

In September 2023, we redeemed all $600 million in aggregate principal of our 2023 4.000% senior unsecured notes in September 2023 at their maturity date using cash on hand.

In June 2023, the Company issued $600 million in aggregate principal amount of 5.875% senior unsecured notes maturing in 2033 in a registered public offering. The Company used the net proceeds from the notes offering to redeem its 2023 4.000% senior unsecured notes that matured in September 2023 and for general corporate purposes.

At December 30, 2023, the Company had aggregate outstanding notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs, as of December 30, 2023 and December 31, 2022:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 30, 2023	December 31, 2022
4.000% Senior Notes	$500.0	June 2015	June 2025	$498.9	$498.1
4.000% Senior Notes	$600.0	September 2018	September 2023	-	599.2
3.250% Senior Notes	$700.0	September 2019	September 2029	695.7	695.0
4.000% Senior Notes	$450.0	March 2022	March 2032	446.2	445.8
4.500% Senior Notes	$450.0	March 2022	March 2052	435.9	435.4
5.875% Senior Notes	$600.0	June 2023	June 2033	593.4	-
Total Senior Notes				$2,670.1	$2,673.5

As of December 30, 2023 and December 31, 2022, the components of long-term debt were as follows:

(In millions)	2023	2022
Notes (due 2025 to 2052)	$2,670.1	$2,673.5
Less: current portion	—	599.2
Total long-term debt	$2,670.1	$2,074.3

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of December 30, 2023 or December 31, 2022. As of December 30, 2023, we were in compliance with all covenants under this facility.

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (the “2021 Term Loan”), for general corporate purposes, set to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million as well as the transition from LIBOR to SOFR interest rates. As a result, interest rates under the 2021 Term Loan were variable based on SOFR at the time of the borrowing and the Company’s long-term credit rating and could range from SOFR + 0.725% to SOFR + 1.350%. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. All other terms and conditions remained the same under the First Amendment and Second Amendment. The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the senior notes offering in March 2022 and other existing sources of liquidity.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of December 30, 2023 and $20.5 million as of December 31, 2022, of which there were no outstanding balances as of December 30, 2023 and December 31, 2022. The weighted-average interest rates on these borrowings were zero in 2023 and 2022.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. There were no outstanding borrowings under our Commercial Paper facility as of December 30, 2023 or December 31, 2022.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 30, 2023.

Debt payments due during the next five years as of December 30, 2023 are zero in 2024, $500 million in 2025, zero in 2026, zero in 2027, zero in 2028 and $2,200 million in 2029 and beyond. Interest payments due during the next five years as of December 30, 2023 are $116.3 million in 2024, $202.5 million in 2025 through 2026, $192.5 million in 2027 through 2028 and $723.5 million in 2029 and beyond.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. The gross notional amount of all commodity derivatives outstanding at December 30, 2023 was $0.3 million, representing a net settlement liability of zero. The gross notional amount of all commodity derivatives outstanding at December 31, 2022 was $17.8 million, representing a net settlement liability of $3.6 million.

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

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the consolidated statements of income. The changes in the fair value of cash flow hedges are reported in OCI and are recognized in the consolidated statements of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings. Our primary foreign currency hedge contracts pertain to the Canadian dollar, the British pound, the Mexican peso, the Chinese yuan and the South African rand. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 30, 2023 was $481.9 million, representing a net settlement liability of $1.9 million. Based on foreign exchange rates as of December 30, 2023, we estimate that $9.9 million of net derivative gains included in accumulated other comprehensive income as of December 30, 2023 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 30, 2023 and December 31, 2022 were:

		Fair Value
(In millions)	Location	2023	2022
Assets:
Foreign exchange contracts	Other current assets	$0.8	$5.0
Interest rate contracts	Other current assets	—	84.6
	Total assets	$0.8	$89.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.7	$0.7
Commodity contracts	Other current liabilities	—	3.6
	Total liabilities	$2.7	$4.3

The effects of derivative financial instruments on the consolidated statements of income in 2023, 2022 and 2021 were:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,714.8	$116.5	$19.5
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	2.0
Derivative designated as hedging instruments	—	—	(0.4)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	5.2	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	9.0	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,790.1	$119.2	$12.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(22.4)
Derivative designated as hedging instruments	—	—	21.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.8	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(7.3)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	3.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2021
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$2,840.6	$84.3	$0.4
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(4.7)
Derivative designated as hedging instruments	—	—	2.1
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(2.6)	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.3	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	0.6	—

The cash flow hedges from continuing operations recognized in other comprehensive income were net gains of $4.1 million, $119.0 million and $1.0 million in 2023, 2022 and 2021 respectively.

10. Fair Value Measurements

ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are level 3, except for pension assets discussed in Note 15, "Defined Benefit Plans."

The carrying value and fair value of debt as of December 30, 2023 and December 31, 2022 were as follows:

(In millions)	December 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,670.1	$2,562.4	$2,673.5	$2,412.6

The estimated fair value of our 2021 Term Loan and 2022 Revolving Credit Agreement is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 30, 2023 and December 31, 2022 were as follows:

(In millions)	Fair Value
	2023	2022
Assets:
Derivative asset financial instruments (level 2)	$0.8	$89.6
Deferred compensation program assets (level 2)	14.7	14.9
Total assets	$15.5	$104.5
Liabilities:
Derivative liability financial instruments (level 2)	$2.7	$4.3

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

11. Common Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share and 60 million authorized shares of preferred stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2023 and 2022 were as follows:

	Common Shares		Treasury Shares
	2023	2022	2023	2022
Balance at the beginning of the year	128,040,559	135,064,296	58,132,478	50,252,566
Stock plan shares issued	963,161	856,175	—	—
Shares surrendered by optionees	(229,115)	(316,450)	229,115	316,450
Common stock repurchases	(2,487,278)	(7,563,462)	2,487,278	7,563,462
Balance at the end of the year	126,287,327	128,040,559	60,848,871	58,132,478

At December 30, 2023, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2023, we repurchased 2.5 million shares of outstanding common stock under the Company’s share repurchase program for $150.0 million. As of December 30, 2023, the Company’s total remaining share repurchase authorization under the program was approximately $434.6 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12. Accumulated Other Comprehensive Income (Loss)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 30, 2023 and December 31, 2022 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Consolidated Statements of Income
	2023	2022
Gains (losses) on cash flow hedges
Foreign exchange contracts	$5.2	$4.8	Cost of products sold
Interest rate contracts	9.0	3.6	Interest expense
Commodity contracts	(0.2)	(7.3)	Cost of products sold
	14.0	1.1	Total before tax
	(2.8)	0.6	Tax expense
	$11.2	$1.7	Net of tax
Defined benefit plan items
Recognition of actuarial gains	$0.5	$1.3	Other (income) expense, net
	5.5	0.4	Tax benefit
	$6.0	$1.7	Net of tax
Total reclassifications for the period	$17.2	$3.4	Net of tax

(a)
These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 15, “Defined Benefit Plans,” for additional information.

The amounts in the table above reflect continuing operations, and exclude amounts related to discontinued operations of $4.5 million in 2022. Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$7.2	$4.2	$(66.5)	$(55.1)
Amounts classified into accumulated other comprehensive (loss) income	(3.9)	1.1	35.1	32.3
Amounts reclassified into earnings	—	(2.4)	0.6	(1.8)
Net current period other comprehensive (loss) income	(3.9)	(1.3)	35.7	30.5
Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	(23.4)	99.6	(14.6)	61.6
Amounts reclassified into earnings	—	(6.2)	(1.7)	(7.9)
Net current period other comprehensive (loss) income	(23.4)	93.4	(16.3)	53.7
Distribution of Masterbrand	8.0	(2.8)	3.1	8.3
Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4
Amounts classified into accumulated other comprehensive (loss) income	17.4	3.7	15.8	36.9
Other	—	—	6.2	6.2
Amounts reclassified into earnings	—	(11.2)	(6.0)	(17.2)
Net current period other comprehensive (loss) income	17.4	(7.5)	16.0	25.9
Balance at December 30, 2023	$5.3	$86.0	$(28.0)	$63.3

13. Stock-Based Compensation

As of December 30, 2023, we had awards outstanding under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan (the "2022 Plan") and the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”) (collectively, the "Plans"). In 2022, stockholders approved the 2022 Plan, which provides for the granting of stock options, performance share awards ("PSAs"), restricted stock units ("RSUs") and other equity-based awards to employees, directors and consultants. No new stock-based awards can be made under the 2013 Plan, but there are outstanding unvested RSUs, unvested PSUs and stock options that continue to be exercisable. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to awards under the Plans, may be recycled back into the total numbers of shares available for issuance under the 2022 Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares. As of December 30, 2023, approximately 4.2 million shares of common stock remained authorized for issuance under the 2022 Plan.

Stock-based compensation expense was as follows:

(In millions)	2023	2022	2021
Restricted stock units	$22.1	$16.6	$17.8
Stock option awards	5.3	6.6	5.3
Performance awards	6.1	15.6	20.7
Director awards	1.7	1.3	1.3
Total pre-tax expense	35.2	40.1	45.1
Tax benefit	7.9	9.2	7.9
Total after tax expense	$27.3	$30.9	$37.2

Included in compensation costs are cash-settled RSUs of $1.3 million, $0.3 million and $3.3 million that are classified as a liability as of December 30, 2023, December 31, 2022 and December 31, 2021, respectively. Compensation costs that were capitalized in inventory were not material.

In connection with the Separation, outstanding equity awards granted to Company service providers were adjusted to preserve the intrinsic value of the awards held immediately before and after the Separation, with unvested annual PSAs converting into time-based RSUs (“Adjusted RSUs”). All outstanding equity awards granted to MasterBrand service providers were converted into replacement awards of MasterBrand equity under the same methodology and ceased to represent equity awards with respect to the Company.

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

A summary of activity with respect to RSUs outstanding under the Plans for the year ended December 30, 2023 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2022	1,178,326	$69.65
Granted	281,945	$62.98
Vested	(558,999)	$64.32
Forfeited	(53,343)	$70.06
Non-vested at December 30, 2023	847,929	$70.93

The remaining unrecognized pre-tax compensation cost related to RSUs at December 30, 2023 was approximately $20.5 million, and the weighted-average period of time over which this cost will be recognized is 1.5 years. The fair value of RSUs that vested during 2023, 2022 and 2021 was $35.8 million, $16.8 million and $15.6 million, respectively.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2023	2022	2021
Current expected dividend yield	1.5%	1.2%	1.2%
Expected volatility	34.8%	34.8%	35.1%
Risk-free interest rate	4.2%	2.3%	0.6%
Expected term	5.4 years	5.2 years	5.2 years

In 2023, the determination of expected volatility is based on the volatility of Fortune Brands common stock and a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. In 2022 and 2021, the determination of expected volatility is based on the volatility of Fortune Brands common stock. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 30, 2023, December 31, 2022 and December 31, 2021 was $20.39, $24.50 and $24.55, respectively.

A summary of Fortune Brands stock option activity related to Fortune Brands and former employees of Fortune Brands, Inc., the Company from which we spun off from in 2011, for the year ended December 30, 2023 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2022	2,326,427	$56.84
Granted	303,319	$60.79
Exercised	(376,785)	$47.90
Expired/forfeited	(48,932)	$67.23
Outstanding at December 30, 2023	2,204,029	$58.68

Options outstanding and exercisable at December 30, 2023 were as follows:

	Options Outstanding (a)			Options Exercisable (b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$20.00 to $100.00	2,204,029	5.90	$58.68	1,647,550	$56.50

(a)
At December 30, 2023, the aggregate intrinsic value of options outstanding was $38.7 million.
(b)
At December 30, 2023, the weighted-average remaining contractual life of options exercisable was 4.9 years and the aggregate intrinsic value of options exercisable was $32.5 million.

The remaining unrecognized compensation cost related to unvested awards at December 30, 2023 was $6.4 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. The fair value of options that vested during 2023, 2022 and 2021 was $6.3 million, $26.2 million and $4.8 million, respectively. The intrinsic value of Fortune Brands stock options exercised in 2023, 2022 and 2021 was $8.5 million, $1.1 million and $40.1 million, respectively.

Performance Share Awards

PSAs were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide non-GAAP performance conditions, including cumulative EBITDA margin percent and cumulative return on invested capital during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each PSA is based on the average of the high and low stock prices on the date of grant.

The following table summarizes information about PSAs as of December 30, 2023, as well as activity during the fiscal year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2022	20,572	$75.59
Granted	207,193	$61.79
Vested	(4,709)	$60.86
Forfeited	(12,252)	$66.32
Non-vested at December 30, 2023	210,804	$62.89

The remaining unrecognized pre-tax compensation cost related to PSAs at December 30, 2023 was approximately $10.9 million, and the weighted-average period of time over which this cost will be recognized is 2.0 years. The fair value of PSAs that vested during 2023 was $0.3 million (4,709 shares).

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plans. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director cash compensation paid in stock and can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2023, 2022 and 2021, we awarded 27,094, 17,649 and 12,114 shares of Company common stock to outside directors with a weighted-average fair value on the date of the award of $64.13, $73.94 and $107.73, respectively.
14. Revenue

Our principal performance obligations are the sale of faucets, accessories, kitchen sinks, waste disposals, fiberglass and steel entry-door systems, storm, screen and security doors, composite decking and railing, urethane millwork, wide-opening exterior door systems and outdoor enclosures, locks, safes, safety and security devices, electronic security products, commercial cabinets, and kitchen and bath cabinets (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 18, "Commitments", for further discussion.

We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. In addition, we make upfront payments to customers related to certain revenue contracts. We recognize these payments in Other current assets and Other assets in our Consolidated Balance Sheet and amortize them over the contract term as a reduction of the transaction price.

We account for shipping and handling costs that occur after the customer has obtained control of a product as a fulfillment activity (i.e., as an expense) rather than as a promised service (i.e., as a revenue element). These costs are classified within selling, general and administrative expenses.

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $26.7 million and $27.2 million as of December 30, 2023 and December 31, 2022, respectively. Refund obligations are classified within Other current liabilities in our Consolidated Balance Sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within Other current assets in our Consolidated Balance Sheet and were approximately $4.0 million and $2.9 million as of December 30, 2023 and December 31, 2022, respectively.

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represents advanced payments and billings in excess of revenue recognized. Changes in the deferred revenue liabilities are as follows:

(In millions)
Balance December 31, 2021	$22.2
Amount from acquisitions	12.0
Customer deposits	32.2
Revenue recognized	(32.8)
Foreign currency and other	(1.5)
Balance December 31, 2022	$32.1
Amount from acquisitions	10.1
Customer deposits	30.1
Revenue recognized	(31.7)
Foreign currency and other	(0.4)
Balance December 30, 2023	$40.2

Deferred revenue liabilities of $32.3 million, $32.1 million and $22.2 million as of December 30, 2023, December 31, 2022 and December 31, 2021, respectively, were included in Other current liabilities in our Consolidated Balance Sheet and $ 7.9 million as of December 30, 2023, was included in Other noncurrent liabilities in our Consolidated Balance Sheet.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended December 30, 2023, and December 31, 2022 and December 31, 2021.

(In millions)	December 30, 2023	December 31, 2022	December 31, 2021
Wholesalers(a)	$2,126.2	$2,100.0	$2,027.9
Home Center retailers(b)	1,163.0	1,270.7	1,254.1
Other retailers(c)	418.8	392.9	440.7
U.S. net sales	3,708.0	3,763.6	3,722.7
International(d)	918.2	959.4	1,078.4
Net sales	$4,626.2	$4,723.0	$4,801.1
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

15. Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees; however, the majority of these plans have been frozen to new participants, and benefit accruals were frozen for active participants on December 31, 2016. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2023 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

The Company offered a lump sum program during the fourth quarter of 2023 in which certain terminated vested participants in the Moen Qualified Plan and Master Lock Qualified Plan could elect to take a one-time voluntary lump sum payment equal to the present value of future benefits. Approximately 700 participants elected to accept the lump sum option. During the fourth quarter of 2023, benefit payments of $27.0 million were made and a settlement expense of $2.0 million was recognized.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$543.6	$712.0	$9.0	$9.8
Service cost	0.1	0.2	0.4	0.4
Interest cost	27.2	20.4	0.5	0.4
Actuarial (gain) loss	(0.5)	(155.9)	(1.3)	(1.2)
Benefits paid	(60.7)	(33.1)	(0.6)	(0.4)
Projected benefit obligation at end of year	$509.7	$543.6	$8.0	$9.0
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$509.7	$543.6	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$482.5	$649.8	$—	$—
Actual return on plan assets	40.5	(144.8)	—	—
Employer contributions	5.7	10.6	0.6	0.4
Benefits paid	(60.7)	(33.1)	(0.6)	(0.4)
Fair value of plan assets at end of year	$468.0	$482.5	$—	$—
Funded status (Fair value of plan assets less PBO)	$(41.7)	$(61.1)	$(8.0)	$(9.0)

The actuarial loss is primarily a result of changes in discount rates from year to year.

The accumulated benefit obligation exceeds the fair value of assets for all pension plans. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2023	2022	2023	2022
Current benefit payment liability	$(1.3)	$(1.5)	$(1.1)	$(1.2)
Accrued benefit liability	(40.4)	(59.6)	(6.9)	(7.8)
Net amount recognized	$(41.7)	$(61.1)	$(8.0)	$(9.0)

As of December 30, 2023, we applied a modified Society of Actuaries MP-2021 mortality tables, resulting in an increase in liabilities by approximately 0.1%.

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net unrecognized actuarial loss (gain) at December 31, 2021	$32.4	$(0.4)
Recognition of actuarial gain	0.3	1.0
Current year actuarial loss (gain)	17.0	(1.1)
Net unrecognized actuarial loss (gain) at December 31, 2022	$49.7	$(0.5)
Recognition of actuarial gain	—	2.6
Current year actuarial (gain)	(12.5)	(1.5)
Net actuarial (loss) due to settlement	(2.0)	—
Net unrecognized actuarial loss at December 30, 2023	$35.2	$0.6

Components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Service cost	$0.1	$0.2	$0.4	$0.4	$0.4	$0.2
Interest cost	27.2	20.4	19.3	0.5	0.4	0.2
Expected return on plan assets	(28.6)	(28.1)	(27.4)	—	—	—
Recognition of actuarial losses (gains)	—	(0.3)	1.1	(2.6)	(1.0)	(0.5)
Settlement loss	2.0	—	—	—	—	—
Net periodic benefit (income) cost	$0.7	$(7.8)	$(6.6)	$(1.7)	$(0.2)	$(0.1)

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted-Average Assumptions Used to Determine Benefit Obligations:
Discount rate	5.0%	5.2%	2.9%	6.0%	5.8%	3.9%
Weighted-Average Assumptions Used to Determine Net Cost:
Discount rate	5.2%	2.9%	2.6%	5.8%	3.9%	5.9%
Expected long-term rate of return on plan assets	6.1%	4.4%	4.4%	—	—	—

	Postretirement Benefits
	2023		2022
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations:
Health care cost trend rate assumed for next year	7.3/6.9%	(a)	5.8/6.3%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2033		2028
Assumed Health Care Cost Trend Rates Used to Determine Net Cost:
Health care cost trend rate assumed for next year	5.8/6.3%	(a)	6.0/6.5%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2028		2028

(a)
The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 30, 2023 and December 31, 2022 were as follows:

(In millions)
	2023	2022
Group annuity/insurance contracts (level 3)	$26.8	$26.0
Collective trusts:
Cash and cash equivalents	17.5	6.3
Equity	121.2	113.8
Fixed income	267.2	291.6
Multi-strategy hedge funds	16.3	21.3
Real estate	19.0	23.5
Total	$468.0	$482.5

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2023	2022
Beginning of year	$26.0	$25.5
Actual return on assets related to assets still held	0.8	0.5
End of year	$26.8	$26.0

Our defined benefit plans Master Trust own a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts, are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share), we excluded all investments measured using net asset value per share in the amount of $441.2 million and $456.5 million as of December 30, 2023 and December 31, 2022, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 30, 2023, we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

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

Our 2024 expected blended long-term rate of return on plan assets of 7.3% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2024	$35.4	$1.3
2025	36.1	1.2
2026	36.6	1.1
2027	36.7	1.1
2028	36.6	1.0
Years 2029-2033	181.1	5.0

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $28.7 million, $36.3 million and $33.1 million in 2023, 2022 and 2021, respectively.

16. Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2023	2022	2021
Domestic operations	$418.1	$563.1	$591.0
Foreign operations	99.8	104.0	135.4
Income before income taxes and noncontrolling interests	$517.9	$667.1	$726.4

Income tax expense in the consolidated statement of income consisted of the following:

(In millions)	2023	2022	2021
Current
Federal	$86.9	$62.4	$102.4
Foreign	38.3	34.3	40.2
State and other	15.2	16.0	16.9
Deferred
Federal	(21.2)	15.3	11.5
Foreign	(3.5)	1.5	(4.9)
State and Local	(3.3)	(2.3)	0.6
Total income tax expense	$112.4	$127.2	$166.7

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

(In millions)	2023	2022	2021
Income tax expense computed at federal statutory income tax rate	$108.8	$140.1	$152.5
State and local income taxes, net of federal tax benefit	13.2	13.2	17.4
Foreign taxes at a different rate than U.S. federal statutory income tax rate	5.2	9.1	9.2
Provision for foreign earnings repatriation, net	(2.5)	1.2	—
Net adjustments for uncertain tax positions	(8.0)	(26.2)	(11.3)
Share-based compensation	(1.3)	(5.4)	(9.0)
Valuation allowance (decrease) increase	1.7	(5.8)	4.7
Non-deductible executive compensation	3.5	7.5	5.0
Research and development credit	(5.1)	(3.0)	(2.3)
Miscellaneous other, net	(3.1)	(3.5)	0.5
Income tax expense as reported	$112.4	$127.2	$166.7
Effective income tax rate	21.7%	19.1%	22.9%

The 2023 effective income tax rate was unfavorably impacted by state and local income taxes and foreign income taxed at higher rates. This expense was offset by favorable benefits for the release of uncertain tax positions for statute of limitations lapses and federal tax credits.

The 2022 and 2021 effective income tax rates were unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation. Both 2022 and 2021 expenses were offset by favorable benefits for the release of uncertain tax positions, primarily related to statute of limitations lapses, and share-based compensation. The 2022 effective income rate was also favorably impacted by audit closures and a valuation allowance decrease.

In 2021, the Organization for Economic Cooperation & Development (“OECD”), with the support of over 130 countries, endorsed a framework (“Pillar Two”), which includes establishing a 15 percent global minimum corporate tax rate on a country-by-country basis. Numerous countries have adopted legislation in support of Pillar Two or are in the process of doing so, with certain rules becoming effective on January 1, 2024, and the remainder becoming effective on January 1, 2025. Any minimum tax arising from Pillar Two legislation is a period cost and does not impact the 2023 financial statements. The Company is continuing to monitor and evaluate Pillar Two legislation and does not expect it to have a material impact on the Company’s tax liability in 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

(In millions)	2023	2022	2021
Unrecognized tax benefits—beginning of year	$33.4	$83.1	$96.1
Gross additions—current year tax positions	2.1	2.1	2.6
Gross additions—prior year tax positions	0.2	—	2.0
Gross additions (reductions)—purchase accounting adjustments	—	—	—
Gross reductions—prior year tax positions	(10.1)	(50.5)	(16.6)
Gross reductions—settlements with taxing authorities	—	(1.3)	(1.0)
Unrecognized tax benefits—end of year	$25.6	$33.4	$83.1

The amount of UTBs that, if recognized as of December 30, 2023, would affect the Company’s effective tax rate is $25.6 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease by $7.7 million primarily as a result of the lapse of statutes of U.S. federal, state and foreign income taxes.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2023, the Company recognized an interest and penalty expense of $1.2 million. In 2022 and 2021, the Company recognized an interest and penalty benefit of approximately $6.4 million and $1.9 million, respectively. As of December 30, 2023 and December 31, 2022, the Company had accruals for the payment of interest and penalties of $7.7 million and $8.8 million, respectively.

The Company files income tax returns in the U.S., various state, and foreign jurisdictions. In 2022, the Company concluded its examination by the U.S. Internal Revenue Service for the periods related to 2017 and 2018 and is generally subject to examination by the IRS for years 2020 and later. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2018, Mexico for years after 2017 and China for years after 2017.

The components of net deferred tax assets (liabilities) as of December 30, 2023 and December 31, 2022 were as follows:

(In millions)	2023	2022
Deferred tax assets:
Compensation and benefits	$29.5	$21.0
Defined benefit plans	10.9	15.4
Capitalized inventories	24.5	17.8
Capitalized research and development costs	37.4	13.8
Accounts receivable	4.9	4.2
Operating lease liabilities	43.2	31.0
Other accrued expenses	40.3	51.2
Net operating loss and other tax carryforwards	27.5	23.5
Valuation allowance	(15.1)	(13.8)
Miscellaneous	6.7	6.7
Total deferred tax assets	209.8	170.8
Deferred tax liabilities:
Fixed assets	(75.1)	(74.1)
Intangible assets	(153.2)	(152.5)
Operating lease assets	(42.7)	(29.3)
Other investments	(26.4)	(28.2)
Miscellaneous	(5.2)	(6.5)
Total deferred tax liabilities	(302.6)	(290.6)
Net deferred tax liability	$(92.8)	$(119.8)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 30, 2023 and December 31, 2022 as follows:

(In millions)	2023	2022
Other assets	18.5	17.1
Deferred income taxes	(111.3)	(136.9)
Net deferred tax liability	$(92.8)	$(119.8)

As of December 30, 2023 and December 31, 2022, the Company had deferred tax assets related to net operating losses and other tax carryforwards of $27.5 million and $23.5 million, respectively. Approximately $4.5 million expires between 2024 and 2028, and the remainder will expire in 2029 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets. The valuation allowance is $15.1 million in 2023 and $13.8 million in 2022. Management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017, were subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of these earnings. As of December 30, 2023, the Company has recorded an estimated deferred tax liability of $0.6 million for taxes that will be payable upon distribution of these earnings.

Subsequent to December 31, 2017, we consider the unremitted earnings of certain foreign subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. We have not provided deferred taxes on the remaining book over tax outside basis difference of $242.3 million related to these subsidiaries. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to these earnings is $15.7 million.

17. Restructuring and Other Charges

Pre-tax restructuring and other charges for the year ended December 30, 2023 were as follows:

	Year Ended December 30, 2023
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water	$2.2	$2.6	$—	$4.8
Outdoors	4.2	(0.1)	—	4.1
Security	25.4	19.2	—	44.6
Corporate	0.7	—	—	0.7
Total	$32.5	$21.7	$—	$54.2

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

Restructuring and other charges in 2023 are largely related to costs associated with the planned closure of a manufacturing facility within our Security segment and headcount actions across all segments.

Pre-tax restructuring and other charges for the year ended December 31, 2022 were as follows:

	Year Ended December 31, 2022
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water	$6.3	$(0.2)	$0.8	$6.9
Outdoors	24.5	(6.2)	—	18.3
Security	0.6	—	—	0.6
Corporate	1.0	—	—	1.0
Total	$32.4	$(6.4)	$0.8	$26.8

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

Restructuring and other charges in 2022 were largely related to severance costs associated with the relocation of manufacturing facilities in the Outdoors segment and headcount actions across all segments.

Pre-tax restructuring and other charges for the year ended December 31, 2021 were as follows:

	Year Ended December 31, 2021
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water	$(1.1)	$2.0	$2.1	$3.0
Outdoors	8.3	—	(0.6)	7.7
Security	2.1	—	—	2.1
Total	$9.3	$2.0	$1.5	$12.8

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

Restructuring and other charges in 2021 were largely related to severance costs associated with the relocation of manufacturing facilities in the Outdoors segment and headcount actions across all segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at 12/31/22	2023 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/30/23
Workforce reduction costs	$16.2	$17.9	$(20.1)	$0.6	$14.6
Other	13.5	14.6	(1.1)	(19.9)	7.1
	$29.7	$32.5	$(21.2)	$(19.3)	$21.7

(a)
Cash expenditures primarily related to severance charges.

(In millions)	Balance at 12/31/21	2022 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at 12/31/22
Workforce reduction costs	$3.2	$19.4	$(6.4)	$—	$16.2
Other	0.8	13.0	(0.3)	—	13.5
	$4.0	$32.4	$(6.7)	$—	$29.7

(a)
Cash expenditures primarily related to severance charges.

18. Commitments

Purchase Obligations

Purchase obligations of the Company as of December 30, 2023 were $635.3 million, of which $622.8 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms, and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for 2023, 2022, 2021.

(In millions)	2023	2022	2021
Reserve balance at the beginning of the year	$20.1	$19.5	$19.0
Provision for warranties issued	8.7	8.1	8.5
Settlements made (in cash or in kind)	(10.4)	(9.0)	(8.4)
Acquisition	—	1.7	0.3
Foreign currency	—	(0.2)	0.1
Reserve balance at end of year	$18.4	$20.1	$19.5

19. Information on Business Segments

Following the Separation, the operating results of our Cabinets segment have been classified as discontinued operations for all periods presented, and we have three operating segments. The tables below reflect the results of operations of the Company's operating segments in continuing operations, consistent with internal reporting used by the Company.

We report our operating segments based on how operating results are regularly reviewed by our chief operating decision maker for making decisions about resource allocations to segments and assessing performance. The Company’s operating segments and types of products from which each segment derives revenues are described below.

The Water segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa, Shaws, Emtek and Schaub brands. The Outdoors segment includes fiberglass and steel entry door systems under the Therma-Tru brand name, storm, screen and security doors under the Larson brand name, composite decking and railing under the Fiberon brand name, urethane millwork under the Fypon brand name and wide-opening exterior door systems and outdoor enclosures under the Solar Innovations brand. The Security segment includes locks, safety and security devices, and electronic security products under the Master Lock, American Lock, Yale and August brands, and fire-resistant safes, security containers and commercial cabinets under the SentrySafe brand. Corporate expenses consist of headquarters administrative expenses. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France.

(In millions)	2023	2022	2021
Net sales:
Water	$2,562.2	$2,570.2	$2,761.2
Outdoors	1,341.1	1,517.4	1,416.5
Security	722.9	635.4	623.4
Total net sales	$4,626.2	$4,723.0	$4,801.1

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2023, 2022 and 2021. All of our business segments sell to The Home Depot and Lowe’s. Net sales to The Home Depot were 10.2%, 11.7% and 11.2% of net sales in 2023, 2022 and 2021, respectively. Net sales to Lowe’s were 10.9%, 12.0% and 11.9% of net sales in 2023, 2022 and 2021, respectively.

(In millions)	2023	2022	2021
Operating income:
Water	$574.3	$614.6	$629.7
Outdoors	133.5	194.2	205.3
Security	62.4	95.4	86.6
Corporate	(155.3)	(129.9)	(110.5)
Total operating income	$614.9	$774.3	$811.1

(In millions)	2023	2022	2021
Total assets:
Water	$3,492.2	$2,674.4	$2,614.7
Outdoors	2,205.3	2,214.6	2,042.3
Security	721.0	605.4	577.1
Corporate	146.5	626.5	212.4
Total assets	$6,565.0	$6,120.9	$5,446.5
Depreciation expense:
Water	$40.4	$34.9	$37.1
Outdoors	34.5	32.3	26.1
Security	29.8	13.2	14.6
Corporate	2.0	2.5	2.8
Depreciation expense	$106.7	$82.9	$80.6
Amortization of intangible assets:
Water	$28.9	$16.2	$14.9
Outdoors	30.0	30.2	29.6
Security	3.2	1.9	1.9
Amortization of intangible assets	$62.1	$48.3	$46.4
Capital expenditures:
Water	$104.7	$52.1	$38.1
Outdoors	140.0	120.2	112.3
Security	10.4	17.9	11.9
Corporate	1.4	—	0.3
Capital expenditures, gross	256.5	190.2	162.6
Less: proceeds from disposition of assets	(2.8)	(8.2)	(1.8)
Capital expenditures, net	$253.7	$182.0	$160.8
Net sales by geographic region (a):
United States	$3,708.0	$3,763.6	$3,722.7
China	335.2	363.9	510.4
Canada	352.4	368.2	384.2
Other international	230.6	227.3	183.8
Net sales	$4,626.2	$4,723.0	$4,801.1
Property, plant and equipment, net:
United States	$798.0	$673.5	$569.6
Mexico	62.9	55.9	53.7
Canada	7.6	7.3	7.7
China	17.3	20.1	23.7
Other international	89.2	26.9	16.1
Property, plant and equipment, net	$975.0	$783.7	$670.8

(a)
Based on country of destination.

20. Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	2023	2022	2021
Income from continuing operations	$405.5	$539.9	$559.7
Income from discontinued operations	(1.0)	146.8	212.7
Net income attributable to Fortune Brands	$404.5	$686.7	$772.4
Earnings per common share
Basic
Continuing operations	$3.20	$4.14	$4.07
Discontinued operations	(0.01)	1.13	1.55
Basic earnings per share attributable to Fortune Brands	$3.19	$5.27	$5.62
Diluted
Continuing operations	$3.17	$4.11	$4.01
Discontinued operations	—	1.12	1.53
Diluted earnings per share attributable to Fortune Brands	$3.17	$5.23	$5.54
Basic average shares outstanding(a)	126.9	130.3	137.5
Stock-based awards	0.8	1.0	2.0
Diluted average shares outstanding(a)	127.7	131.3	139.5
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.9	1.3	0.3
(a)
Reflects the impact of share repurchases during the years ended December 30, 2023, and December 31, 2022 and 2021, respectively.
21. Other (Income) Expense, Net

The components of other (income) expense, net, for 2023, 2022 and 2021 were as follows:

(In millions)	2023	2022	2021
Defined benefit plan	$(1.6)	$(8.7)	$(7.1)
Interest income	(14.2)	(5.8)	(2.1)
Foreign currency (gains) losses	(3.4)	3.3	4.6
Losses on equity investment	—	—	5.0
Other items, net	(0.3)	(0.8)	—
Total other (income) expense, net	$(19.5)	$(12.0)	$0.4

22. Contingencies

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

23. Subsequent Events

On January 29, 2024, the Company's Board of Directors authorized the repurchase of up to $650 million of shares of the Company’s outstanding common stock over the next two years on the open market or in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), in accordance with applicable securities laws The $650 million share repurchase authorization is in addition to the approximately $435 million remaining as of January 30, 2024 from an existing authorization that expires on March 1, 2024.

The new purchases, if made, will occur from time to time depending on market conditions. The newly announced share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. This authorization is in effect until January 29, 2026, and may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2023.

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over "financial reporting", as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 30, 2023.

The Company acquired the Emtek and Schaub premium and luxury door and cabinet hardware business and the U.S. and Canadian Yale and August residential smart locks business (collectively, the "ASSA Businesses") from ASSA ABLOY, Inc. and its affiliates in June 2023 and therefore, as permitted by the Securities and Exchange Commission staff guidance, we excluded the ASSA Businesses from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 30, 2023. The total assets and total sales of the ASSA Businesses represent 2.9% and 4.7%, respectively, of the related consolidated financial statements amounts as of and for the year ended December 30, 2023.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, as stated in their report, which appears herein.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Amendment to Annual Executive Incentive Compensation Plan

On February 27, 2024, our Board of Directors approved an amendment and restatement of the Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan (the “AEIP,” and such amended and restated plan, the “Amended AEIP”), effective for performance periods commencing on or after January 1, 2024. The Amended AEIP largely mirrors the terms of the prior AEIP, but includes certain administrative changes, including: (i) modifications to reflect the change in the Company’s name; (ii) the removal of legacy language that was previously included to comply with the performance-based compensation exception under Section 162(m) of the Internal Revenue Code of 1986, as amended, including the removal of the annual per person limit on compensation that could be paid to a participant; and (iii) the clarification that awards under the Amended AEIP will be subject to the Company’s clawback policies.

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

During the fourth quarter of 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Proposal 1 – Election of Directors,” “Corporate Governance - Board Committees - Audit Committee” and, if applicable, “Delinquent Section 16(a) Reports” contained in the 2024 Proxy Statement, which information is incorporated herein by reference. See the information under the caption "Information about our Executive Officers" contained in Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance - Board Committees - Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “2023 Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2024 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2024 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2024 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2024 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2024 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements, Financial Statement Schedules and Exhibits.
(1)
Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 30, 2023, December 31, 2022 and December 31, 2021 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 30, 2023, December 31, 2022 and December 31, 2021 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 30, 2023, December 31, 2022 and December 31, 2021 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 30, 2023, December 31, 2022 and December 31, 2021 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof. (PCAOB ID Number: 238)

(2)
Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 98.

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

3.1.

Amended and Restated Certificate of Incorporation of Fortune Brands Innovations, Inc., dated as of May 16, 2023, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2023.

3.2.

Amended and Restated Bylaws of Fortune Brands Innovations, Inc., effective December 13, 2022, are incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on December 16, 2022.

4.1.	Description of Securities is incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 28, 2023.
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

4.5.

Fourth Supplemental Indenture, dated as of March 25, 2022, by and among Fortune Brands Home & Security, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent, is incorporated herein by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on March 25, 2022.

4.6.

Fifth Supplemental Indenture, dated as of June 14, 2023, by and among Fortune Brands Innovations, Inc., Wilmington Trust, National Association, as Trustee, and Citibank, N.A., as Securities Agent, is incorporated herein by reference to Exhibit 4.12 to the Company's Current Report on Form 8-K filed on June 16, 2023.

4.7.	Form of global certificate for the Company’s 4.000% Senior Notes due 2025 is incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K on June 16, 2015.
4.8.	Form of global certificate for the Company’s 3.250% Senior Notes due 2029 is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 13, 2019.
4.9.	Form of global certificate for the 4.000% Senior Notes due 2032 is incorporated herein by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed on March 25, 2022.
4.10.	Form of global certificate for the 4.500% Senior Notes due 2052 is incorporated herein by reference to Exhibit 4.11 to the Company's Current Report on Form 8-K filed on March 25, 2022.
4.11.

Form of global certificate for the 5.875% Senior Notes due 2033 is incorporated herein by reference to Exhibit 4.13 to the Company's Current Report on Form 8-K filed on June 16, 2023 (contained in Exhibit 4.12 to the Company's Current Report on Form 8-K filed on June 16, 2023).

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

10.8.	Fortune Brands Home & Security, Inc. Annual Executive Incentive Compensation Plan is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 5, 2013.*
10.9.	Fortune Brands Innovations, Inc. Annual Executive Incentive Compensation Plan, as amended and restated February 27, 2024.***
10.10.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013.*
10.11.

Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016.*

10.12.

Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, effective as of May 3, 2022, is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 21, 2022.*

10.13.

Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014.*

10.14.

Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.15.

Form of Stock Option Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.16.

Form of Stock Option Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.17.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.18.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.19.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.20.

Form of Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.21.	Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan.***
10.22.	Form of Performance Share Award Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan.***
10.23.	Form of Stock Option Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan.***
10.24.

Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Nicholas I. Fink, David V. Barry, Hiranda S. Donoghue, Sheri R. Grissom, John D. Lee, Kristin E. Papesh, Cheri M. Phyfer, Ron Wilson and May Russell, is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018.*

10.25

Form of Agreement for the Payment of Benefits Following Termination of Employment for Brett E. Finley is incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 28, 2018.*

10.26.

Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.27.

Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017, is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.*

10.28.

Fortune Brands Innovations, Inc. Directors' Deferred Compensation Plan, as amended and restated as of September 18, 2023, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

10.29.

Second Amendment to the Fortune Brands Innovations, Inc. Deferred Compensation Plan, dated as of September 29, 2023, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

10.30.

Fortune Brands Innovations, Inc. Non-Employee Director Stock Election Program, effective as of January 1, 2024, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

21.	Subsidiaries of the Company.**
23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.**
24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.**
31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.**
97.	Clawback Policy, effective as of November 30, 2023.**
101.

The following materials from the Fortune Brands Innovations, Inc. Annual Report on Form 10‑K for the year ended December 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.**

104.	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.**

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

FORTUNE BRANDS INNOVATIONS, INC. (The Company)

Date: February 27, 2024	By:
/s/ nicholas i. fink
Nicholas I. Fink
Chief Executive Officer (principal executive officer)

/s/ david v. barry
David V. Barry Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ nicholas i. fink	/s/ susan s. kilsby*
Nicholas I. Fink, Chief Executive Officer and Director (principal executive officer) Date: February 27, 2024	Susan S. Kilsby, Director Date: February 27, 2024

/s/ david v. barry	/s/ a.d. david mackay*
David V. Barry, Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer) Date: February 27, 2024	A.D. David Mackay, Director Date: February 27, 2024

/s/ amit banati*	/s/ john g. morikis*
Amit Banati, Director Date: February 27, 2024	John G. Morikis, Director Date: February 27, 2024

/s/ amee chande*	/s/ jeffery s. perry*
Amee Chande, Director Date: February 27, 2024	Jeffery S. Perry, Director Date: February 27, 2024

/s/ irial finan*	/s/ stephanie pugliese*
Irial Finan, Director Date: February 27, 2024	Stephanie Pugliese, Director Date: February 27, 2024

/s/ ann fritz hackett*	/s/ ronald v. waters, iii*
Ann Fritz Hackett, Director Date: February 27, 2024	Ronald V. Waters, III, Director Date: February 27, 2024

*By:	/s/ hiranda s. donoghue
Hiranda S. Donoghue, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 30, 2023, December 31, 2022 and December 31, 2021

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions (a)	Business Acquisition (b)	Balance at End of Period
2023:
Allowance for cash discounts and sales allowances	$116.2	$340.1	$(342.2)	$6.7	$120.8
Allowance for credit losses	5.5	5.2	(6.2)	3.2	7.7
Allowance for deferred tax assets	13.8	1.3	—	—	15.1
2022:
Allowance for cash discounts and sales allowances	$135.9	$287.0	$(306.7)	—	$116.2
Allowance for credit losses	5.7	3.7	(3.9)	—	5.5
Allowance for deferred tax assets	20.7	(6.9)	—	—	13.8
2021:
Allowance for cash discounts and sales allowances	$109.9	$296.9	$(270.9)	$—	$135.9
Allowance for credit losses	4.3	4.0	(2.6)	—	5.7
Allowance for deferred tax assets	9.6	5.0	6.1	—	20.7

(a)
Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.
(b)
Represents purchase accounting adjustment related to the ASSA acquisition within our Water and Security segments in 2023.