Form 10-Q
period 2024-09-28
Fortune Brands Innovations, Inc.
filed 2024-11-07
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 18, 2024 was 124,225,631.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Thirty-Nine and Thirteen Weeks Ended September 28, 2024 and September 30, 2023

(In millions, except per share amounts)

(Unaudited)

	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023
Net sales	$3,504.8	$3,464.9	$1,155.3	$1,261.2
Cost of products sold	1,946.4	2,048.4	625.5	721.1
Selling, general and administrative expenses	929.5	862.6	298.2	321.1
Amortization of intangible assets	55.2	44.0	19.1	18.8
Restructuring charges	14.1	28.9	7.4	3.7
Operating income	559.6	481.0	205.1	196.5
Interest expense	92.6	87.9	30.2	33.3
Other income, net	(5.2)	(20.9)	(1.6)	(9.4)
Income from continuing operations before income taxes	472.2	414.0	176.5	172.6
Income tax	105.4	89.8	39.9	36.1
Income from continuing operations, net of tax	366.8	324.2	136.6	136.5
Loss from discontinued operations, net of tax	-	(1.0)	-	-
Net income	$366.8	$323.2	$136.6	$136.5

Basic earnings per common share
Continuing operations	$2.93	$2.55	$1.10	$1.08
Discontinued operations	-	-	-	-
Basic earnings per share	$2.93	$2.55	$1.10	$1.08

Diluted earnings per common share
Continuing operations	$2.91	$2.53	$1.09	$1.07
Discontinued operations	-	-	-	-
Diluted earnings per share	$2.91	$2.53	$1.09	$1.07

Comprehensive income	$357.8	$316.5	$147.9	$118.1

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 28, 2024	December 30, 2023
Assets
Current assets
Cash and cash equivalents	$344.8	$366.4
Accounts receivable less allowances for discounts and credit losses	555.9	534.2
Inventories	962.6	982.3
Other current assets	155.8	162.8
Total current assets	2,019.1	2,045.7
Property, plant and equipment, net	981.6	975.0
Operating lease assets	156.7	173.8
Goodwill	2,004.7	1,906.8
Other intangible assets, net of accumulated amortization	1,324.3	1,354.7
Other assets	112.0	109.0
Total assets	$6,598.4	$6,565.0
Liabilities and equity
Current liabilities
Short-term debt	$499.5	$-
Accounts payable	493.3	568.1
Other current liabilities	539.4	632.3
Total current liabilities	1,532.2	1,200.4
Long-term debt	2,277.8	2,670.1
Deferred income taxes	126.2	111.3
Accrued defined benefit plans	40.6	47.3
Operating lease liabilities	127.8	143.3
Other non-current liabilities	97.9	99.2
Total liabilities	4,202.5	4,271.6
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,174.5	3,134.5
Accumulated other comprehensive income	54.3	63.3
Retained earnings	2,882.5	2,605.3
Treasury stock	(3,717.3)	(3,511.6)
Total stockholders' equity	2,395.9	2,293.4
Total liabilities and equity	$6,598.4	$6,565.0

(a) Common stock, par value $0.01 per share; 187.8 million shares and 187.1 million shares issued at September 28, 2024 and December 30, 2023, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-Nine Weeks Ended September 28, 2024 and September 30, 2023

(In millions)

(Unaudited)

	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023
Operating activities
Net income	$366.8	$323.2
Non-cash adjustments:
Depreciation	92.2	67.5
Amortization of intangibles	55.2	44.0
Non-cash lease expense	29.3	23.9
Stock-based compensation	29.6	25.7
Deferred taxes	18.1	(11.5)
Other operating activities, net	1.1	(0.8)
Changes in operating assets and liabilities:
Increase in accounts receivable	(22.3)	(24.6)
Decrease in inventories	21.5	196.2
(Decrease) increase in accounts payable	(47.1)	107.5
Decrease in other assets	6.1	142.7
Decrease in accrued expenses and other liabilities	(129.1)	(47.8)
Decrease in accrued taxes	(25.9)	(10.4)
Net cash provided by operating activities	395.5	835.6
Investing activities
Capital expenditures (a)	(133.1)	(175.7)
Proceeds from the disposition of assets	6.8	2.8
Cost of acquisitions, net of cash acquired	(129.0)	(784.1)
Other investing activities, net	(3.4)	-
Net cash used in investing activities	(258.7)	(957.0)
Financing activities
Repayment of short-term debt	-	(600.0)
Issuance of long-term debt	740.0	865.1
Repayment of long-term debt	(635.0)	(110.0)
Proceeds from the exercise of stock options	10.4	8.8
Treasury stock purchases(c)	(190.4)	(120.1)
Employee withholding taxes related to stock-based compensation	(13.8)	(13.6)
Dividends to stockholders	(90.0)	(87.8)
Other financing activities, net	(4.3)	(3.0)
Net cash used in financing activities	(183.1)	(60.6)
Effect of foreign exchange rate changes on cash	0.8	(7.7)
Net decrease in cash and cash equivalents	$(45.5)	$(189.7)
Cash, cash equivalents and restricted cash(b) at beginning of period	$395.5	$648.3
Cash, cash equivalents and restricted cash(b) at end of period	$350.0	$458.6

(a)
Capital expenditures of $3.9 million as of September 28, 2024 and $33.2 million as of September 30, 2023 that had not been paid, were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $2.4 million and $2.8 million is included in Other current assets and Other assets, respectively, as of September 28, 2024 and restricted cash of $3.0 million and $2.1 million is included in Other current assets and Other assets, respectively, as of September 30, 2023. Restricted cash of $26.9 million and $2.2 million is included in Other current assets and Other assets, respectively, as of December 30, 2023.
(c)
Treasury stock purchased for the thirty-nine weeks ended September 30, 2023 excludes $10.0 million related to purchases that were not settled until after September 30, 2023.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Thirty-Nine and Thirteen Weeks Ended September 28, 2024 and September 30, 2023

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$2,086.9
Comprehensive income:
Net income	-	-	-	323.2	-	323.2
Other comprehensive income	-	-	(6.7)	-	-	(6.7)
Other	-	12.7	5.9	(5.3)	-	13.3
Stock options exercised	-	8.8	-	-	-	8.8
Stock-based compensation	-	25.7	-	-	(13.6)	12.1
Treasury stock purchases	-	-	-	-	(131.1)	(131.1)
Dividends ($0.69 per common share)	-	-	-	(87.5)	-	(87.5)
Balance at September 30, 2023	$1.9	$3,116.8	$36.6	$2,554.2	$(3,490.5)	$2,219.0

Balance at December 30, 2023	$1.9	$3,134.5	$63.3	$2,605.3	$(3,511.6)	$2,293.4
Comprehensive income:
Net income	-	-	-	366.8	-	366.8
Other comprehensive income	-	-	(9.0)	-	-	(9.0)
Stock options exercised	-	10.4	-	-	-	10.4
Stock-based compensation	-	29.6	-	-	(13.8)	15.8
Treasury stock purchases	-	-	-	-	(191.9)	(191.9)
Dividends ($0.72 per common share)	-	-	-	(89.6)	-	(89.6)
Balance at September 28, 2024	$1.9	$3,174.5	$54.3	$2,882.5	$(3,717.3)	$2,395.9

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at July 1, 2023	$1.9	$3,103.5	$55.3	$2,475.4	$(3,459.0)	$2,177.1
Comprehensive income:
Net income	-	-	-	136.5	-	136.5
Other comprehensive income	-	-	(18.4)	-	-	(18.4)
Other			(0.3)	0.7		0.4
Stock options exercised	-	3.8	-	-	-	3.8
Stock-based compensation	-	9.5	-	-	(1.2)	8.3
Treasury stock purchases	-	-	-	-	(30.3)	(30.3)
Dividends ($0.46 per common share)	-	-	-	(58.4)	-	(58.4)
Balance at September 30, 2023	$1.9	$3,116.8	$36.6	$2,554.2	$(3,490.5)	$2,219.0

Balance at June 29, 2024	$1.9	$3,161.0	$43.0	$2,805.5	$(3,680.8)	$2,330.6
Comprehensive income:
Net income	-	-	-	136.6	-	136.6
Other comprehensive income	-	-	11.3	-	-	11.3
Stock options exercised	-	3.3	-	-	-	3.3
Stock-based compensation	-	10.2	-	-	(1.1)	9.1
Treasury stock purchases	-	-	-	-	(35.4)	(35.4)
Dividends ($0.48 per common share)	-	-	-	(59.6)	-	(59.6)
Balance at September 28, 2024	$1.9	$3,174.5	$54.3	$2,882.5	$(3,717.3)	$2,395.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Principles of Consolidation

The Company is a leading innovation company dedicated to creating smarter, safer and more beautiful homes and improving lives that competes in attractive long-term growth markets in our product categories. The Company's driving purpose is to elevate every life by transforming spaces into havens. References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

The condensed consolidated balance sheet as of September 28, 2024, the related condensed consolidated statements of comprehensive income and equity for the thirty-nine weeks and thirteen weeks ended September 28, 2024, the related condensed consolidated statements of comprehensive income and equity for the thirty-nine weeks and thirteen weeks ended September 30, 2023, and the related condensed consolidated statements of cash flows for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 are unaudited. Certain previously reported amounts have been presented to conform with the current period presentation. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

In June 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") and the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "Acquired Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $813.9 million, net of cash acquired of $21.9 million. During the second quarter of 2024, legal title to international operations in Vietnam transferred to us, which included a payment of approximately $23.5 million, net of cash of $5.6 million (which amount is already included in the overall purchase price). We financed the transaction with cash on hand. The results of the Emtek and Schaub Business are reported as part of the Water segment, and the results of the Yale and August Business are reported as part of the Security segment.

2. Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, which improves segment disclosure reporting requirements, primarily though enhanced disclosures about significant segment expenses. The standard is effective for the Company for annual periods starting in 2024 and interim periods in 2025. We are currently assessing the impact on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09 which requires expanded disclosure of the effective tax rate reconciliation and income taxes paid. The standard is effective for the Company for annual periods starting in 2025. We are currently assessing the impact on our financial statement disclosures.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 28, 2024	December 30, 2023
Inventories:
Raw materials and supplies	$325.9	$352.4
Work in process	66.7	83.2
Finished products	570.0	546.7
Total inventories	$962.6	$982.3

Property, plant and equipment, gross	$1,981.7	$1,904.8
Less: accumulated depreciation	1,000.1	929.8
Property, plant and equipment, net	$981.6	$975.0

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

Acquired Businesses

In June 2023, we acquired the Acquired Businesses from ASSA. The Company completed the acquisition for a total purchase price of approximately $813.9 million, net of cash acquired of $21.9 million. During the second quarter of 2024, legal title to international operations in Vietnam transferred to us, which included a payment of approximately $23.5 million, net of cash of $5.6 million (which amount is already included in the overall purchase price). We financed the transaction with cash on hand. The results of the Emtek and Schaub Business are reported as part of the Water segment, and the results of the Yale and August Business are reported as part of the Security segment.

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

(In millions)	Thirty-Nine Weeks Ended September 30, 2023
Net sales	$3,649.9
Income from continuing operations, net of tax	$361.9

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets

We had goodwill of $2,004.7 million and $1,906.8 million as of September 28, 2024 and December 30, 2023, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 30, 2023(a)	$1,129.3	$651.1	$126.4	$1,906.8
Year-to-date foreign currency translation adjustments	7.3	-	(0.3)	7.0
Acquisition-related adjustments	86.4	-	4.5	90.9
Goodwill at September 28, 2024(a)	$1,223.0	$651.1	$130.6	$2,004.7

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization by class of intangible assets as of September 28, 2024 and December 30, 2023 were as follows:

(In millions)	As of September 28, 2024			As of December 30, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$519.9	$-	$519.9	$520.1	$-	$520.1
Amortizable intangible assets
Tradenames	78.5	(12.4)	66.1	58.4	(9.3)	49.1
Customer and contractual relationships	1,023.5	(334.3)	689.2	1,017.3	(289.4)	727.9
Patents/proprietary technology	139.1	(90.0)	49.1	138.2	(80.6)	57.6
Total	1,241.1	(436.7)	804.4	1,213.9	(379.3)	834.6
Total intangible assets	$1,761.0	$(436.7)	$1,324.3	$1,734.0	$(379.3)	$1,354.7

We had net intangible assets of $1,324.3 million and $1,354.7 million as of September 28, 2024 and December 30, 2023, respectively. The $27.0 million increase in gross intangible assets was primarily due to the SpringWell acquisition and foreign currency translation adjustments.

Amortizable intangible assets, principally customer relationships, are subject to amortization over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. External Debt and Financing Arrangements

Senior Notes

At September 28, 2024, the Company had aggregate outstanding senior notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of September 28, 2024 and December 30, 2023:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 28, 2024	December 30, 2023
4.000% Senior Notes	$500.0	June 2015	June 2025	$499.5	$498.9
3.250% Senior Notes	$700.0	September 2019	September 2029	696.3	695.7
4.000% Senior Notes	$450.0	March 2022	March 2032	446.6	446.2
4.500% Senior Notes	$450.0	March 2022	March 2052	436.2	435.9
5.875% Senior Notes	$600.0	June 2023	June 2033	594.0	593.4
Total Senior Notes				$2,672.6	$2,670.1

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of September 28, 2024 and December 30, 2023. As of September 28, 2024, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of September 28, 2024 and December 30, 2023. There were no outstanding balances as of September 28, 2024 and December 30, 2023.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of September 28, 2024 and December 30, 2023 were $104.7 million and zero, respectively.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Financial Instruments

We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates and commodities used as raw materials in our products. The principal derivative financial instruments we enter into on a routine basis are foreign currency exchange contracts. Derivative financial instruments are recorded at fair value in the consolidated balance sheet and are reflected on a gross basis. We have not entered into any master netting arrangements. The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. As of September 28, 2024, we had no outstanding interest rate hedges.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 28, 2024 was $603.5 million. Based on foreign exchange rates as of September 28, 2024, we estimate that $9.5 million of net derivative gains included in accumulated other comprehensive income as of September 28, 2024 will be reclassified to earnings within the next twelve months.

During the second quarter of 2024, we entered into an 18 month cross-currency swap contract to hedge Chinese yuan exposures of the Company's net investment in certain foreign subsidiaries. As of September 28, 2024, the notional value of the cross-currency swap contracts was $125.0 million. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within accumulated other comprehensive income and recognized upon termination of the respective investment.

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

The fair values of derivative instruments on the consolidated balance sheets as of September 28, 2024 and December 30, 2023 were as follows:

		Fair Value
(In millions)	Location	September 28, 2024	December 30, 2023
Assets:
Foreign exchange contracts	Other current assets	$1.5	$0.8
	Total assets	$1.5	$0.8
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.7	$2.7
Net investment hedge contracts	Other non-current liabilities	3.3	-
	Total liabilities	$6.0	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirty-nine weeks ended September 28, 2024 and September 30, 2023 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirty-Nine Weeks Ended September 28, 2024
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,946.4	$92.6	$5.2
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	5.0
Derivative designated as hedging instruments	-	-	(6.1)
Gain on net investment hedging relationships	-	-	1.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	9.4	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirty-Nine Weeks Ended September 30, 2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$2,048.4	$87.9	$20.9
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.4
Derivative designated as hedging instruments	-	-	0.4
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	5.8	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended September 28, 2024 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended September 28, 2024
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$625.5	$30.2	$1.6
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	3.1
Derivative designated as hedging instruments	-	-	(3.3)
Gain on net investment hedging relationships	-	-	0.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.1	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended September 30, 2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$721.1	$33.3	$9.4
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(3.0)
Derivative designated as hedging instruments	-	-	3.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.1)	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.2	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

FASB Accounting Standards Codification requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.

The carrying value and fair value of debt as of September 28, 2024 and December 30, 2023 were as follows:

(In millions)	September 28, 2024		December 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,672.6	$2,611.4	$2,670.1	$2,562.4
Commercial paper borrowings	104.7	104.7	-	-
Total debt	$2,777.3	$2,716.1	$2,670.1	$2,562.4

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of borrowings under our Commercial Paper Program is determined primarily using broker quotes, which are Level 2 inputs.

Assets and liabilities measured at fair value on a recurring basis as of September 28, 2024 and December 30, 2023 were as follows:

(In millions)	Fair Value
	September 28, 2024	December 30, 2023
Assets
Derivative financial instruments (Level 2)	$1.5	$0.8
Liabilities
Derivative financial instruments (Level 2)	$6.0	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirty-nine and thirteen weeks ended September 28, 2024 and September 30, 2023 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4
Amounts classified into accumulated other comprehensive (loss) income	(3.6)	5.2	1.5	3.1
Other	-	-	5.9	5.9
Amounts reclassified from accumulated other comprehensive (loss) income	-	(8.0)	(1.8)	(9.8)
Net current-period other comprehensive (loss) income	(3.6)	(2.8)	5.6	(0.8)
Balance at September 30, 2023	$(15.7)	$90.7	$(38.4)	$36.6

Balance at December 30, 2023	$5.3	$86.0	$(28.0)	$63.3
Amounts classified into accumulated other comprehensive (loss) income	(0.4)	(0.2)	(0.7)	(1.3)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(7.5)	(0.2)	(7.7)
Net current-period other comprehensive (loss) income	(0.4)	(7.7)	(0.9)	(9.0)
Balance at September 28, 2024	$4.9	$78.3	$(28.9)	$54.3

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at July 1, 2023	$0.9	$92.4	$(38.0)	$55.3
Amounts classified into accumulated other comprehensive (loss) income	(16.6)	0.8	1.7	(14.1)
Other			(0.3)	(0.3)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.5)	(1.8)	(4.3)
Net current-period other comprehensive (loss) income	(16.6)	(1.7)	(0.4)	(18.7)
Balance at September 30, 2023	$(15.7)	$90.7	$(38.4)	$36.6

Balance at June 29, 2024	$(11.5)	$82.6	$(28.1)	$43.0
Amounts classified into accumulated other comprehensive (loss) income	16.4	(1.9)	(0.6)	13.9
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.4)	(0.2)	(2.6)
Net current-period other comprehensive (loss) income	16.4	(4.3)	(0.8)	11.3
Balance at September 28, 2024	$4.9	$78.3	$(28.9)	$54.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the thirty-nine and thirteen weeks ended September 28, 2024 and September 30, 2023 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.4	$4.1	Cost of products sold
Commodity contracts	-	(0.2)	Cost of products sold
Interest rate contracts	9.4	5.8	Interest expense
	9.8	9.7	Total before tax
	(2.3)	(1.7)	Tax expense
	$7.5	$8.0	Net of tax
Defined benefit plan items
Recognition of actuarial gains	$0.3	$2.4	Other income, net
	0.3	2.4	Total before tax
	(0.1)	(0.6)	Tax expense
	$0.2	$1.8	Net of tax
Total reclassifications for the period	$7.7	$9.8	Net of tax

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023
Gains (losses) on cash flow hedges
Foreign exchange contracts	$-	$0.1	Cost of products sold
Commodity contracts	-	(0.1)	Cost of products sold
Interest rate contracts	3.1	3.2	Interest expense
	3.1	3.2	Total before tax
	(0.7)	(0.7)	Tax expense
	$2.4	$2.5	Net of tax
Defined benefit plan items
Recognition of actuarial gains	$0.3	$2.4	Other income, net
	0.3	2.4	Total before tax
	(0.1)	(0.6)	Tax expense
	$0.2	$1.8	Net of tax
Total reclassifications for the period	$2.6	$4.3	Net of tax

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the thirty-nine and thirteen weeks ended September 28, 2024 and September 30, 2023 :

(In millions)	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023
Wholesalers(a)	$1,702.4	$1,586.5	$566.0	$619.7
Home Center retailers(b)	860.3	888.1	277.8	283.0
Other retailers(c)	335.7	306.2	118.1	114.5
U.S. net sales	2,898.4	2,780.8	961.9	1,017.2
International(d)	606.4	684.1	193.4	244.0
Net sales	$3,504.8	$3,464.9	$1,155.3	$1,261.2

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

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represents advanced payments and billings in excess of revenue recognized. Deferred revenue liabilities of $29.6 million and $36.6 million as of September 28, 2024 and September 30, 2023, respectively, were included in Other current liabilities in our Consolidated Balance Sheet, and $12.0 million and $7.1 million as of September 28, 2024 and September 30, 2023, respectively, were included in Other noncurrent liabilities in our Consolidated Balance Sheet.

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the thirty-nine and thirteen weeks ended September 28, 2024 and September 30, 2023 were as follows:

(In millions)	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023
Service cost	$-	$0.1	$-	$-
Interest cost	17.5	20.4	5.2	6.8
Expected return on plan assets	(23.3)	(21.4)	(6.8)	(7.1)
Net periodic benefit income	$(5.8)	$(0.9)	$(1.6)	$(0.3)

Service cost relates to benefit accruals in an hourly union defined benefit plan in our Security segment. All other defined benefit pension plans were frozen as of December 31, 2016.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

The effective income tax rates for the thirty-nine and thirteen weeks ended September 28, 2024 were 22.3% and 22.6%, respectively. The effective income tax rates for the thirty-nine and thirteen weeks ended September 30, 2023 were 21.7% and 20.9%, respectively.

The difference between the Company’s effective income tax rate for the thirty-nine weeks ended September 28, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by favorable benefits related to a valuation allowance release, provision to return adjustments, decreases in uncertain tax positions, and tax credits.

The difference between the Company’s effective income tax rate for the thirteen weeks ended September 28, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by favorable benefits related to provision to return adjustments and tax credits.

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

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively.

(In millions)	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023
Reserve balance at beginning of period	$18.4	$20.1
Provision for warranties issued	5.9	6.5
Settlements made (in cash or in kind)	(7.3)	(7.4)
Acquisition	2.1	-
Foreign translation adjustments	-	(0.2)
Reserve balance at end of period	$19.1	$19.0

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Information on Business Segments

Net sales and operating income for the thirty-nine and thirteen weeks ended September 28, 2024 and September 30, 2023 by segment were as follows:

(In millions)	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023	% Change vs. Prior Year
Net Sales
Water	$1,920.0	$1,899.2	1.1%
Outdoors	1,047.1	1,031.9	1.5
Security	537.7	533.8	0.7
Net sales	$3,504.8	$3,464.9	1.2%
Operating Income (Loss)
Water	$443.6	$434.7	2.0%
Outdoors	143.9	126.2	14.0
Security	86.5	37.8	128.8
Less: Corporate expenses	(114.4)	(117.7)	(2.8)
Operating income	$559.6	$481.0	16.3%

(In millions)	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023	% Change vs. Prior Year
Net Sales
Water	$635.1	$688.0	(7.7)%
Outdoors	342.7	366.4	(6.5)
Security	177.5	206.8	(14.2)
Net sales	$1,155.3	$1,261.2	(8.4)%
Operating Income (Loss)
Water	$151.4	$164.2	(7.8)%
Outdoors	57.8	52.0	11.2
Security	33.0	17.0	94.1
Less: Corporate expenses	(37.1)	(36.7)	1.1
Operating income	$205.1	$196.5	4.4%

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring and Other Charges

Pre-tax restructuring and other charges (gains) for the thirty-nine and thirteen weeks ended September 28, 2024 and September 30, 2023 are shown below.

(In millions)	Thirty-Nine Weeks Ended September 28, 2024			Thirty-Nine Weeks Ended September 30, 2023
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water	$4.9	$2.4	$7.3	$1.3	$0.3	$1.6
Outdoors	4.9	13.8	18.7	3.1	(0.4)	2.7
Security	3.1	7.7	10.8	23.8	12.7	36.5
Corporate	1.2	-	1.2	0.7	-	0.7
Total	$14.1	$23.9	$38.0	$28.9	$12.6	$41.5

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the thirty-nine weeks ended September 28, 2024 are largely related to a product-line rationalization within our Outdoors segment, costs associated with the previously announced closure of a manufacturing facility within our Security segment and headcount actions across all segments. Restructuring and other charges (gains) in the thirty-nine weeks ended September 30, 2023 largely relate to costs associated with the closure of a manufacturing facility within our Security segment.

(In millions)	Thirteen Weeks Ended September 28, 2024			Thirteen Weeks Ended September 30, 2023
	Restructuring Charges	Other Charges (Gains) (a)	Total Charges	Restructuring Charges	Other Charges (Gains) (a)	Total Charges
Water	$3.4	$1.6	$5.0	$-	$0.1	$0.1
Outdoors	2.4	1.4	3.8	-	1.4	1.4
Security	0.8	0.5	1.3	3.7	5.1	8.8
Corporate	0.8	-	0.8	-	-	-
Total	$7.4	$3.5	$10.9	$3.7	$6.6	$10.3

(a)

“Other Charges (Gains)” represent charges directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such costs may include losses on disposal of inventories, trade receivables allowances from exiting product lines, accelerated depreciation resulting from the closure of facilities and gains or losses on the sale of previously closed facilities.

Restructuring and other charges (gains) in the thirteen weeks ended September 28, 2024 are largely related to costs associated with headcount actions across all segments, a product line rationalization within our Outdoors segment, and the previously announced closure of a manufacturing facility within our Security segment. Restructuring and other charges (gains) in the thirteen weeks ended September 30, 2023 relate to costs associated with the closure of a manufacturing facility within our Security segment.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 30, 2023	2024 Provision	Cash Expenditures (a)	Non-Cash Write-offs and Other	Balance at September 28, 2024
Workforce reduction costs	$14.6	$10.9	$(16.5)	(0.2)	$8.8
Other	7.1	3.2	(1.7)	(0.4)	8.2
Total	$21.7	$14.1	$(18.2)	$(0.6)	$17.0

(a) Cash expenditures primarily relate to severance charges.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Balance at December 31, 2022	2023 Provision	Cash Expenditures (a)	Non-Cash Write-offs and Other	Balance at September 30, 2023
Workforce reduction costs	$16.2	$16.6	$(16.3)	$0.6	$17.1
Other	13.5	12.3	(1.3)	(15.7)	8.8
Total	$29.7	$28.9	$(17.6)	$(15.1)	$25.9

(a) Cash expenditures primarily relate to severance charges.

16. Earnings Per Share

The computations of earnings per common share for the thirty-nine and thirteen weeks ended September 28, 2024 and September 30, 2023 were as follows:

(In millions, except per share data)	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023	Thirteen Weeks Ended September 28, 2024	Thirteen Weeks Ended September 30, 2023
Income from continuing operations, net of tax	$366.8	$324.2	$136.6	$136.5
Loss from discontinued operations, net of tax	-	(1.0)	-	-
Net income	$366.8	$323.2	$136.6	$136.5

Earnings per common share
Basic
Continuing operations	$2.93	$2.55	$1.10	$1.08
Discontinued operations	-	-	-	-
Basic earnings per share	$2.93	$2.55	$1.10	$1.08

Diluted
Continuing operations	$2.91	$2.53	$1.09	$1.07
Discontinued operations	-	-	-	-
Diluted earnings per share	$2.91	$2.53	$1.09	$1.07

Basic average shares outstanding	125.1	127.1	124.2	126.9
Stock-based awards	0.9	0.8	0.9	0.9
Diluted average shares outstanding	126.0	127.9	125.1	127.8
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.8	0.9	0.7	0.8

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

18. Subsequent Events

Defined Benefit Plan Annuitization

In October 2024, the Company entered into two agreements with an insurance company to purchase group annuity contracts and to transfer approximately $272 million of pension plan obligations and related assets of two of its defined benefit pension plans, the MasterLock Pension Plan and the Moen Incorporated Pension Plan (collectively, the "Plans").

The purchase of the group annuity contracts by the Company closed on October 15, 2024 and November 4, 2024, respectively. The contracts cover approximately 4,100 participants and beneficiaries (the “Transferred Participants”). All Transferred Participants will continue to receive their benefits from the Plans until January 1, 2025, at which time the insurance company will begin paying and administering the retirement benefits of the Transferred Participants. The transactions result in no changes to the amount of benefits payable to the Transferred Participants.

As a result of these transactions, which were funded with existing assets of the Plans and which did not require any additional funding contributions from the Company, the Company expects to recognize a total non-cash, pre-tax pension settlement charge of approximately $20 million in the fourth quarter of 2024. The actual charge will depend on finalization of the actuarial and other assumptions.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition in addition to statements regarding our general business strategies, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions or de-risking initiatives, and the expected impact of acquisitions, dispositions and other strategic transactions. Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned,” "confident," "opportunity," “focus” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections of our management about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to execute on our strategic plans and the effectiveness of our strategies in the face of business competition, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks relating to rapidly evolving technological change, (vii) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (viii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (ix) delays or outages in our information technology systems or computer networks, or breaches of our information technology systems or other cybersecurity incidents, (x) risks associated with doing business globally, including changes in trade-related tariffs and risks with uncertain trade environments, (xi) risks associated with the disruption of operations, (xii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiii) risks associated with entering into potential strategic acquisitions and joint ventures and related integration activities, (xiv) impairments in the carrying value of goodwill or other acquired intangible assets, (xv) risks of increases in our defined benefit-related costs and funding requirements, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) potential liabilities and costs from claims and litigation, (xx) changes in government and industry regulatory standards, (xxi) future tax law changes or the interpretation of existing tax laws, (xxii) our ability to secure and protect our intellectual property rights, (xxiii) the impact of COVID-19 on the business, (xxiv) our ability to achieve the expected benefits of the separation of MasterBrand, Inc. (“MasterBrand”), the Company’s Cabinets business (the “Separation”) (xxv) the risk that we may be required to indemnify MasterBrand in connection with the Separation or that MasterBrand’s indemnities to us may not be sufficient to hold us harmless for the full amount of liabilities for which MasterBrand has been allocated responsibility and (xxvi) the potential that the Separation fails to qualify as tax-free for U.S. federal income tax purposes. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2023. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

OVERVIEW

References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leading innovation company dedicated to creating smarter, safer and more beautiful homes and improving lives that competes in attractive long-term growth markets in our product categories. The Company’s driving purpose is to elevate every life by transforming spaces into havens.

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

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile global supply chain environment, as well as sustained but easing increased rates of inflation, changes in interest rates, unfavorable fluctuations in foreign exchange rates and the ongoing costs of tariffs. We continue to manage these challenges and are diligently working to offset potential unfavorable impacts of these items through continuous productivity improvement initiatives and price increases.

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

In June 2023, we acquired the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") and the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "Acquired Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA"). The Company completed the acquisition for a total purchase price of approximately $813.9 million, net of cash acquired of $21.9 million. During the second quarter of 2024, legal title to international operations in Vietnam transferred to us, which included a payment of approximately $23.5 million, net of cash of $5.6 million (which amount is already included in the overall purchase price). We financed the transaction with cash on hand. The results of the Emtek and Schaub Business are reported as part of the Water segment, and the results of the Yale and August Business are reported as part of the Security segment.

RESULTS OF OPERATIONS

Thirty-Nine Weeks Ended September 28, 2024 Compared To Thirty-Nine Weeks Ended September 30, 2023

	Net Sales
(In millions)	2024	2023	% Change vs. Prior Year
Water	$1,920.0	$1,899.2	1.1%
Outdoors	1,047.1	1,031.9	1.5
Security	537.7	533.8	0.7
Net sales	$3,504.8	$3,464.9	1.2%

	Operating Income (Loss)
	2024	2023	% Change vs. Prior Year
Water	$443.6	$434.7	2.0%
Outdoors	143.9	126.2	14.0
Security	86.5	37.8	128.8
Less: Corporate expenses	(114.4)	(117.7)	(2.8)
Operating income	$559.6	$481.0	16.3%

The following discussion of consolidated results of operations and segment results refers to the thirty-nine weeks ended September 28, 2024 compared to the thirty-nine weeks ended September 30, 2023. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales increased by $39.9 million, or 1.2%, primarily due to the benefit from the acquisitions of SpringWell and the Acquired Businesses ($199.1 million), partially offset by lower sales in our international markets ($91.9 million), higher customer sales incentives and unfavorable foreign exchange ($5.0 million).

Cost of products sold

Cost of products sold decreased by $102.0 million, or 5.0%, primarily due to raw material cost deflation, lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies. These factors were partially offset by the impact of the acquisitions of SpringWell and the Acquired Businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $66.9 million, or 7.8%, primarily due to the acquisition of SpringWell and the Acquired Businesses, higher advertising and marketing costs, higher headcount related costs and higher distribution expenses.

Restructuring charges

Restructuring charges of $14.1 million in the thirty-nine weeks ended September 28, 2024 are largely related to costs associated with a product line rationalization within our Outdoors segment, the previously announced closure of a manufacturing facility within our Security segment, and headcount actions across all segments. Restructuring charges of $28.9 million in the thirty-nine weeks ended September 30, 2023 are largely related to costs associated with the closure of a manufacturing facility within our Security segment and headcount actions across all segments.

Operating income

Operating income increased by $78.6 million, or 16.3%, primarily due to the impacts of the acquisitions of SpringWell and the Acquired Businesses, raw material cost deflation, lower transportation costs, lower restructuring charges and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies. These factors were partially offset by increased intangible amortization expense as a result of the acquisitions of SpringWell and the Acquired Businesses ($18.4 million), higher customer sales incentives, higher advertising and marketing costs, higher headcount related costs and higher distribution expenses.

Interest expense

Interest expense increased by $4.7 million to $92.6 million primarily due to higher floating rate debt balances ($104.7 million outstanding as of September 28, 2024) and higher fixed rate debt interest rates with the issuance of the $600 million outstanding principal amount of 5.875% Senior Notes due in June 2033 relative to the maturity and settlement of the $600 million outstanding principal amount of 4.000% Senior Notes due in September 2023.

Other income, net

Other income, net, was $5.2 million in the thirty-nine weeks ended September 28, 2024, compared to $20.9 million in the thirty-nine weeks ended September 30, 2023. The decrease in other income, net is primarily due to a decrease in foreign currency transaction income and lower interest income, partially offset by an increase in net periodic benefit income.

Income taxes

The effective income tax rates for the thirty-nine weeks ended September 28, 2024 and thirty-nine weeks ended September 30, 2023 were 22.3% and 21.7%, respectively.

The difference between the Company’s effective income tax rate for the thirty-nine weeks ended September 28, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by favorable benefits related to a valuation allowance release, provision to return adjustments, decreases in uncertain tax positions, and tax credits.

The difference between the Company’s effective tax rate for the thirty-nine weeks ended September 30, 2023, and the U.S. federal statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by favorable benefits related to provision to return adjustments, decreases in uncertain tax positions, and tax credits.

Income from continuing operations, net of tax

Income from continuing operations, net of tax, was $366.8 million in the thirty-nine weeks ended September 28, 2024, compared to $324.2 million in the thirty-nine weeks ended September 30, 2023. The increase was due to higher operating income, partly offset by higher interest expense, higher income tax expense and lower other income, net.

Results By Segment

Water

Net sales increased by $20.8 million, or 1.1%, primarily due to the benefit from the acquisitions of SpringWell and the Emtek and Schaub Business ($140.8 million) partially offset by lower organic sales volume, higher customer sales incentives and unfavorable foreign exchange ($4.6 million).

Operating income increased by $8.9 million, or 2.0%, primarily due to the benefit from the acquisitions of SpringWell and the Emtek and Schaub Business, productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, lower transportation costs and raw material cost deflation. These factors were partially offset by increased intangible amortization expense due to the impact of the acquisitions of SpringWell and the Emtek and Schaub Business ($15.9 million) and higher headcount related costs.

Outdoors

Net sales increased by $15.2 million, or 1.5%, primarily due to higher sales unit volume, partially offset by higher customer sales incentives and unfavorable channel mix.

Operating income increased by $17.7 million, or 14.0%, primarily due to the higher sales unit volume, raw material deflation and productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by higher headcount related costs.

Security

Net sales increased by $3.9 million, or 0.7%, primarily due to the benefit from the acquisition of the Yale and August Business ($58.3 million), partially offset by lower sales unit volume and higher customer sales incentives.

Operating income increased by $48.7 million, or 128.8%, primarily due to lower restructuring charges, the benefit from the acquisition of the Yale and August Business, and productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by lower sales unit volume.

Corporate

Corporate expenses decreased by $3.3 million, or 2.8%, primarily due to the absence in the current period of nonrecurring costs related to the acquisition of the Acquired Businesses, partially offset by higher headcount related costs and costs related to our digital transformation efforts.

Thirteen Weeks Ended September 28, 2024 Compared To Thirteen Weeks Ended September 30, 2023

	Net Sales
(In millions)	2024	2023	% Change vs. Prior Year
Water	$635.1	$688.0	(7.7)%
Outdoors	342.7	366.4	(6.5)
Security	177.5	206.8	(14.2)
Net sales	$1,155.3	$1,261.2	(8.4)%

	Operating Income (Loss)
	2024	2023	% Change vs. Prior Year
Water	$151.4	$164.2	(7.8)%
Outdoors	57.8	52.0	11.2
Security	33.0	17.0	94.1
Less: Corporate expenses	(37.1)	(36.7)	1.1
Operating income	$205.1	$196.5	4.4%

The following discussion of consolidated results of operations and segment results refers to the thirteen weeks ended September 28, 2024 compared to the thirteen weeks ended September 30, 2023. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $105.9 million, or 8.4%, primarily due to lower sales in our international markets ($55.7 million), higher customer sales incentives, and unfavorable foreign exchange ($0.6 million).

Cost of products sold

Cost of products sold decreased by $95.6 million, or 13.3%, primarily due to the lower sales volume, raw material cost deflation, lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by unfavorable product mix.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $22.9 million, or 7.1%, primarily due to lower headcount related costs, partially offset by higher selling, advertising and marketing costs.

Restructuring charges

Restructuring charges of $7.4 million in the thirteen weeks ended September 28, 2024 are largely related to costs associated with headcount actions across all segments, a product line rationalization within our Outdoors segment, and the previously announced closure of a manufacturing facility within our Security segment. Restructuring charges of $3.7 million in the thirteen weeks ended September 30, 2023 relate to costs associated with the closure of a manufacturing facility within our Security segment.

Operating income

Operating income increased by $8.6 million, or 4.4%, primarily due to raw material cost deflation, lower transportation costs, lower restructuring charges, and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies. These factors were partially offset by lower sales unit volume, higher customer sales incentives, higher headcount related costs and increased intangible amortization expense as a result of the acquisitions of SpringWell and the Acquired Businesses ($6.2 million).

Interest expense

Interest expense decreased $3.1 million to $30.2 million primarily due to lower average fixed rate debt balances, partially offset by higher floating rate debt balances ($104.7 million outstanding as of September 28, 2024).

Other income, net

Other income, net, was $1.6 million in the thirteen weeks ended September 28, 2024, compared to $9.4 million in the thirteen weeks ended September 30, 2023. The decrease in other income, net is primarily due to a decrease in foreign currency transaction income and interest income.

Income taxes

The effective income tax rates for the thirteen weeks ended September 28, 2024 and thirteen weeks ended September 30, 2023 were 22.6% and 20.9%, respectively.

The difference between the Company’s effective income tax rate for the thirteen weeks ended September 28, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by favorable benefits related to provision to return adjustments and tax credits.

The difference between the Company’s effective income tax rate for the thirteen weeks ended September 30, 2023, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, more than offset by favorable benefits related to decreases in uncertain tax positions and provision to return adjustments.

Income from continuing operations, net of tax

Income from continuing operations, net of tax, was $136.6 million in the thirteen weeks ended September 28, 2024, compared to $136.5 million in the thirteen weeks ended September 30, 2023. The increase was due to higher operating income and lower interest expense, partially offset by higher income tax expense and lower other income, net.

Results By Segment

Water

Net sales decreased by $52.9 million, or 7.7%, primarily due to lower sales volume as well as higher customer sales incentives.

Operating income decreased by $12.8 million, or 7.8%, primarily due to lower sales volume, higher customer incentive costs, higher restructuring charges, higher headcount related costs and increased intangible amortization expense due to the impact of the acquisitions of SpringWell and the Emtek and Schaub Business ($5.4 million). These factors were partially offset by productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, lower transportation costs and raw material cost deflation.

Outdoors

Net sales decreased by $23.7 million, or 6.5%, due to lower sales unit volume and higher customer sales incentives, partially offset by favorable channel mix.

Operating income increased by $5.8 million, or 11.2%, primarily due to productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by lower sales unit volume and higher headcount related costs.

Security

Net sales decreased by $29.3 million, or 14.2%, primarily due to lower sales unit volume and higher customer sales incentives.

Operating income increased by $16.0 million, or 94.1%, primarily due to lower restructuring and other charges associated with the closure of a manufacturing facility as well as productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by lower sales unit volume.

Corporate

Corporate expenses increased by $0.4 million, or 1.1%, primarily due to higher headcount related costs and costs related to our digital transformation efforts.

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

Long-Term Debt

At September 28, 2024, the Company had aggregate outstanding notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. In addition, we believe that we have the ability to obtain alternative sources of financing if required. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of September 28, 2024 and December 30, 2023:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 28, 2024	December 30, 2023
4.000% Senior Notes	$500.0	June 2015	June 2025	$499.5	$498.9
3.250% Senior Notes	$700.0	September 2019	September 2029	696.3	695.7
4.000% Senior Notes	$450.0	March 2022	March 2032	446.6	446.2
4.500% Senior Notes	$450.0	March 2022	March 2052	436.2	435.9
5.875% Senior Notes	$600.0	June 2023	June 2033	594.0	593.4
Total Senior Notes				$2,672.6	$2,670.1

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on Secured Overnight Financing Rate ("SOFR") at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of September 28, 2024 and December 30, 2023. As of September 28, 2024, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of September 28, 2024 and December 30, 2023. There were no outstanding balances as of September 28, 2024 and December 30, 2023.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of September 28, 2024 and December 30, 2023 were $104.7 million and zero, respectively.

Cash and Seasonality

On September 28, 2024, we had cash and cash equivalents of $344.8 million, of which $314.9 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth fiscal quarters of each year.

We believe that our current cash position, cash flow generated from operations, and amounts available under our revolving credit facility should be sufficient for our operating requirements and enable us to fund our capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate.

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

In the first thirty-nine weeks of 2024, we repurchased 2.6 million shares of our outstanding common stock under the Company’s share repurchase program for $190.4 million. As of September 28, 2024, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $534 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the first thirty-nine weeks of 2024, we paid dividends in the amount of $90.0 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Fortune Brands.

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

In June 2023, we acquired the Acquired Businesses from ASSA. The Company completed the acquisition for a total purchase price of approximately $813.9 million, net of cash acquired of $21.9 million. We financed the transaction with cash on hand. During the second quarter of 2024, legal title to international operations in Vietnam transferred to us, which included a payment of approximately $23.5 million, net of cash of $5.6 million (which amount is already included in the overall purchase price). The results of the Emtek and Schaub Business are reported as part of the Water segment and the results of the Yale and August Business are reported as part of the Security segment.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the thirty-nine weeks ended September 28, 2024 and September 30, 2023.

'(In millions)	Thirty-Nine Weeks Ended September 28, 2024	Thirty-Nine Weeks Ended September 30, 2023
Net cash provided by operating activities	$395.5	$835.6
Net cash used in investing activities	(258.7)	(957.0)
Net cash used in financing activities	(183.1)	(60.6)
Effect of foreign exchange rate changes on cash	0.8	(7.7)
Net decrease in cash and cash equivalents	$(45.5)	$(189.7)

Net cash provided by operating activities was $395.5 million in the thirty-nine weeks ended September 28, 2024, compared to net cash provided by operating activities of $835.6 million in the thirty-nine weeks ended September 30, 2023. The decrease in cash provided by operating activities of $440.1 million was primarily due to an increase in inventory balances compared to the prior period as result of our 2023 initiative to decrease inventory balances to align with the U.S. home product market activity, as well as a decrease in accounts payable. The $84.2 million settlement of our interest rate swaps in 2023 and decreased accrued expenses and other liabilities also contributed to the decrease in cash provided by operating activities. The decrease in cash provided by operating activities was partially offset by higher net income in 2024.

Net cash used in investing activities was $258.7 million in the thirty-nine weeks ended September 28, 2024, compared to net cash used in investing activities of $957.0 million in the thirty-nine weeks ended September 30, 2023. The decrease in cash used investing activities of $698.3 million reflects the acquisition of the Acquired Businesses for approximately $800 million in June 2023 as compared to the acquisition of SpringWell for $105.6 million in 2024, as well as a decrease in capital expenditures of $42.6 million.

Net cash used in financing activities was $183.1 million in the thirty-nine weeks ended September 28, 2024, compared to cash used in financing activities of $60.6 million in the thirty-nine weeks ended September 30, 2023. The increase in cash used in financing activities of $122.5 million was primarily due to higher share repurchases in 2024 as compared to 2023 ($70.3 million) and lower net borrowings in 2024 as compared to 2023 ($50.1 million).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 30, 2023, the fair value of our total pension plan assets was $468.0 million, representing funding of about 96% of the accumulated benefit obligation liability. During the thirty-nine weeks ended September 28, 2024, we made no pension contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Refer to Note 18, "Subsequent Events," in Item 1 for a discussion of the settlement of a portion of the Company's pension obligations as a part of our de-risking strategy.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Note 2, "Recently Issued Accounting Standards," in Item 1 for a discussion of recently issued accounting standards.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended September 28, 2024:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended September 28, 2024	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
June 30 - July 27	550,206	$63.8	550,206	$534,394,909
July 28 - August 31	-	-	-	534,394,909
September 1 - September 28	-	-	-	534,394,909
Total	550,206	$63.8	550,206

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
January 29, 2024	January 29, 2024	$650,000,000	January 29, 2026

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

During the third quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: November 6, 2024	/s/ David V. Barry
David V. Barry
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)