Form 10-K
period 2024-12-28
Fortune Brands Innovations, Inc.
filed 2025-02-25
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 29, 2024 (the last day of the registrant’s most recent second quarter) was $8,071,063,938. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 7, 2025, was 122,576,651.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 14, 2025 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2025 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1. Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition, in addition to statements regarding our expectations for the markets in which we operate, general business strategies, expected impacts from recently-announced organizational and leadership changes, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected impact of acquisitions, dispositions and other strategic transactions including the expected benefits and costs of the spin-off of MasterBrand, Inc. and the tax-free nature of the spin-off transaction, the anticipated effects of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned”, “confident,” “opportunity”, "focus" and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may”, and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, plans, estimates, assumptions and projections of our management about our industry, business and future financial results available at the time this report is filed with the Securities and Exchange Commission (the “SEC”). Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to those listed in the section below entitled “Risk Factors.” We undertake no obligation to, and expressly disclaim any such obligation to, update, amend, clarify or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries.

Our Company

We are a leading innovation company whose purpose is to elevate every life by transforming spaces into havens. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers, showrooms, direct to consumer, e-commerce and other retail outlets.

On January 19, 2023, the Board of Directors of the Company approved a change to the Company’s fiscal year end from December 31 to a 52- or 53-week fiscal year ending on the Saturday closest but not subsequent to December 31 of each year, effective as of the commencement of the Company’s fiscal year on January 1, 2023. This change was made in order to align the Company’s fiscal year with that of its operating businesses and to align the Company’s reporting calendar with how the Company evaluates its businesses. The Company's fiscal 2024 year end is the 52-weeks ended December 28, 2024 (herein referred to as "2024").

Effective in the first quarter of 2023, the Company revised its segment reporting from two reportable segments, Water Innovations ("Water") and Outdoors & Security, to three reportable segments, Water, Outdoors and Security. The change in segment reporting was made to align with changes made in the manner our chief operating decision maker reviews the Company’s operating results in assessing performance and allocating resources. Comparative prior period amounts have been recast to conform to the new segment presentation.

Historically, Fortune Brands operated a Cabinets business segment that manufactured and sold cabinets and vanities for the kitchen, bath and other parts of the home. On December 14, 2022, the Company completed the separation of its Cabinets business, MasterBrand, Inc. ("MasterBrand"), via a tax-free spin-off transaction (the "Separation"). The Separation created two independent, publicly traded companies. Immediately following completion of the Separation, the Company changed its name from "Fortune Brands Home & Security, Inc." to "Fortune Brands Innovations, Inc." and its stock ticker symbol changed from "FBHS" to "FBIN" to better reflect its focus on activities core to brands and innovation. As a result of the Separation, our former Cabinets segment was disposed of, and the operating results of the Cabinets business are reported as discontinued operations for all periods presented within this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5, "Discontinued Operations," of the Notes in the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

Our Strategy

Building on leading business and brand positions in attractive growth and return categories. We have leading brands with what we believe to be sustainable competitive advantages in many of our product categories, which we sell primarily in North America and China. We believe that established brands are meaningful to both consumers and trade customers in their respective categories and that we have the opportunity to, among other things, gain share in the marketplace and continue to strengthen many of our brands through cross-branding, expanding into adjacent product categories, and expanding in international and e-commerce markets. For example, we are continuing to align our Water, Outdoors and Security products with long-term secular trends within connected products, outdoor living, sustainability, water management, material conversion, luxury, and safety and wellness. We are committed to continuing to invest in our brands, our digital and connected transformation, capacity and supply chain through strategic sourcing, automation, machine learning, artificial intelligence, data-driven insights and processes, and leveraging our global scale to strengthen our business and continue to meet demand for our products.

Developing innovative products and processes for customers and consumers. We have a long track record of successful product and process innovations that introduce valued new products to our customers and consumers. Our focus is on products that drive meaningful and valuable functionality and improvements in the lives of people and communities, including products that save water, utilize recycled materials, conserve energy and protect people and spaces. We are committed to continuing to invest in new product development and enhance customer service to strengthen our leading brands and penetrate adjacent markets, including in the digital space and connected products.

Using the Fortune Brands Advantage to drive results. While our business segments are responsible for their own performance, we believe our aligned structure and business model, driven by the Fortune Brands Advantage, allows for us to operate with greater efficiency and agility. The Fortune Brands Advantage is an operating model consisting of a set of unifying capabilities that we believe are critical to our strategic growth across all of our businesses. The Fortune Brands Advantage currently consists of four critical pillars:

•
Category Management - Partnering with our channel partners to drive optimal performance and best serve our consumers through actionable category insights.
•
Business Simplification - Simplifying workstreams to be even more efficient. As part of the Company’s ongoing reorganization and consolidation efforts to align our business unit-led operating model under one simplified executive leadership team, we expect to continue to prioritize activities that are core to brand, innovation, and channel.

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

We continue to grow our competencies in these areas, allowing each of our businesses to focus on opportunities for revenue growth and margin improvement, no matter the market environment.

Driving value through talent. The Company has built a talented and inclusive leadership team that is well positioned to continue to execute on our transformation to a more aligned operating model. We believe that investing in our employees is a critical component of our business strategy. We endeavor to do this through talent acquisition, development, succession planning and fostering an inclusive workforce.

Enhancing returns and deploying our cash flow to high-return opportunities. We continue to believe our most attractive opportunities are to invest in profitable organic growth initiatives, pursue accretive strategic acquisitions, non-controlling equity investments, and joint ventures, and return cash to stockholders through a combination of dividends and opportunistic repurchases of our common stock.

We believe that advancing environmental, social and governance (“ESG”) initiatives and conducting business ethically is an important factor in allowing us to attract and retain the best talent. ONE Home, our ESG programs and initiatives throughout the Company, is a holistic program focused on the areas where we can make the most impact and where our efforts tie to a larger business opportunity for the Company. We continue to look for ways to improve our ESG programs and practices by focusing on meaningful initiatives like water conservation, material conversion and safety.

Business Segments

We have three business segments: Water, Outdoors and Security.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 17% of 2024 net sales were to international markets, and sales to two of the Company’s customers, Lowe’s Companies, Inc. (“Lowe’s”) and The Home Depot, Inc. (“The Home Depot”), accounted for 11% and 10% of the Company’s net sales, respectively, in 2024. Sales to all U.S. home centers in the aggregate were approximately 24% of net sales in 2024. In 2024, sales to our top ten customers represented approximately 48% of total sales.

Water. Our Water segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa, Shaws, Emtek, Schaub and SpringWell brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Europe, Mexico, Southeast Asia and South America. Approximately 24% of 2024 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturer's representatives, primarily to wholesalers, home centers and mass merchandisers. This segment is increasingly investing in and developing digital products and “smart” home capabilities. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 19% of net sales of the Water segment in 2024. This segment’s chief competitors include Masco, Kohler, LIXIL Group, InSinkErator (owned by Whirlpool Corporation), Huida, Hgill, and Jomoo and imported private-label brands.

Outdoors. Our Outdoors segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand, storm, screen and security doors under the Larson brand, composite decking, railing and cladding under the Fiberon brand, urethane millwork under the Fypon brand and wide-opening exterior door systems and outdoor enclosures under the Solar Innovations brand. This segment sells products principally in the U.S. and Canada. This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, industrial distributors and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 26% of net sales of the Outdoors segment in 2024. Therma-Tru, Larson, Fiberon, Fypon and Solar Innovations compete with Masonite, JELD-WEN, Andersen, Trex, Azek, Plastpro, Pella, and various regional and local suppliers.

Security. Our Security segment’s products consist of locks, safety and security devices, connected and mechanical lock out tag out solutions and electronic security products manufactured, sourced and distributed primarily under the Master Lock, American Lock, Yale and August brands and fire resistant safes, security containers and commercial cabinets manufactured, sourced and distributed under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 23% of 2024 net sales of the Security segment were to international markets. This segment manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, keyed and keyless smart locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices for consumer use to hardware, home center and other retail outlets. The segment primarily sells to locksmiths, industrial and institutional users, residential and multi-family housing hardware and service providers, third-party integrators, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 16% of the net sales of the Security segment in 2024. Master Lock, American Lock, Yale and August compete~~s~~ with Abus, W.H. Brady, Hampton, Kwikset, Schlage and various imports, and SentrySafe competes with First Alert, Magnum, Fortress, Stack-On and Fire King.

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

Human capital resources. As of December 28, 2024, Fortune Brands had more than 11,000 full-time and part-time employees worldwide (excluding contract workers). Approximately 58% of our workforce is composed of hourly production and distribution associates and the remaining population is composed of associates in an office role. We have no associates in the U.S. working under collective bargaining agreements. Below is a summary of the number of employees by segment and role:

Segment	Production and Distribution	Office	Total
Water	2,294	2,576	4,870
Outdoors	2,735	965	3,700
Security	1,398	819	2,217
Corporate	—	254	254

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

Health and Safety

Safety is a critical element to Fortune Brands’ growth strategy, integral to Company culture and one of our core values. Our Employee Safety & Environmental Stewardship Principles set standards for how we maintain a safe work environment and guides our business operations. The Company also has an Environmental, Health & Safety network composed of representatives from across the Company’s businesses that shares best practices and implements environmental, health and safety strategy. This helps drive our best-in-class programs designed to reinforce positive behaviors, to empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and to mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk. Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees. Two of our primary safety measures are the Total Recordable Incidence Rate ("TRIR") and Lost Time Rate ("LTR"). For 2024 our TRIR was 0.98, compared to 0.99 for the year ended December 30, 2023 (herein referred to as “2023”), and our LTR was .31 in both 2024 and 2023 (which figures for 2023 do not include the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") or the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "Acquired Businesses") we acquired from ASSA ABLOY, Inc. and its affiliates ("ASSA") in 2023).

Attracting and Retaining Superior Talent

Fortune Brands is committed to investing in the physical, emotional and financial well-being of our employees, and we believe that this is a critical component of our business strategy. To attract and retain superior talent at all levels of the Company, our total rewards are designed to be market competitive, align employee incentives with Company performance and support our employees across many aspects of their lives. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and employee performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits including medical, dental and vision coverage, health savings and spending accounts, and employee assistance services. We recently took steps to enhance our benefit plans to further enhance inclusivity by providing enhanced parental support benefits for our U.S. associates, including fertility benefits and specialized support from adoption and surrogacy assistance to pregnancy and post-partum. Many of our businesses also offer paid parental leave.

Creating a Culture of Inclusion and Respect for All

At our Company, we believe that embracing a variety of perspectives helps drive business results. By valuing and integrating diverse viewpoints with respect, we believe we can foster innovation and achieve superior performance.

We continue to take measured actions that create an inclusive culture, that increase engagement of associates from a variety of backgrounds and that are reflective of our consumers and communities. We believe that attracting and retaining talented employees from a variety of backgrounds will enable us to be more innovative and responsive to consumer needs and deliver strong performance and growth. The Company has a cross-functional inclusive culture council, which sets priorities and initiatives. The Company reinforces fair, equitable, and effective practices across our entire organization through training, enterprise-wide Employee Resource Groups, which are open to all associates and which span a variety of associate groups, and partnerships with external groups. All people leaders are periodically included in an inclusivity learning program, and we periodically conduct engagement surveys to foster our commitment to employee listening, which provides us with feedback and meaningful action to drive improvement in our culture.

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

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America and China. Those housing markets are sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease consumer demand and could adversely impact our businesses by: causing consumers to delay or decline to pursue home ownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including kitchen and bath repair and remodel projects; or making it more difficult for consumers to secure loans for major home renovations. U.S. single-family and multi-family new home construction activity generally increased from their 2023 level while U.S. repair and remodel activities generally declined from their 2023 level.

We operate in very competitive consumer and trade brand categories.

The markets in which we operate are very competitive. Although we believe that competition in our businesses is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion trends, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Some of our competitors may resort to price competition to sustain or grow market share and manufacturing capacity utilization. Certain large customers continue to offer private-label brands that compete with some of our product offerings as a lower-cost alternative. Imported low cost product offerings have also recently become more prevalent in various e-commerce channels. The strong competition that we face in all of our businesses may adversely affect our profitability and revenue levels, as well as our results of operations, cash flows and financial condition.

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

In connection with the Separation, we shifted from a decentralized structure with separate businesses to a more aligned business unit-led operating model that prioritizes activities that are core to brand, innovation, and channel, among other changes. Although we believe that this transition allows us to fully leverage the scale and execution excellence of our total business, such transitions can be inherently difficult to manage, and may result in a diversion of management’s focus and attention from other aspects of our business. In addition, our new operating model may not yield the intended results, and may have unexpected consequences, which could negatively affect our business and results of operations and make it more difficult for us to execute on our strategic plans. We also recently announced certain organizational and leadership changes designed to drive accelerated growth. These efforts will result in certain restructuring cash and non-cash charges and also may not yield the desired results and may have unexpected consequences, including the potential for increased employee transition costs or difficulty retaining key employees, including as a result of market pressures or a reluctance to relocate to a new geographic area, and difficulties in identifying, or negotiating terms with, potential assignees or subtenants for existing leased office space.

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

We evaluate on an ongoing basis new and emerging technologies that we believe are applicable to our business to potentially integrate them into our current and future products, services, processes and operations. The integration of any such new technologies into our business may also require the development of new processes, including those designed to oversee the implementation of such new technologies. The integration of any such new technologies into our business, even if successful, may require significant financial and operational resources. If we fail to compete with our peers in effectively integrating these or other new technologies into our business, or fail to guard against new competitors disrupting our business using such technologies, such failure may adversely affect our business and results of operations.

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

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet increased demand. Supply chain disruptions could continue to impact our ability to timely source necessary components and inputs. Import tariffs, including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries, could potentially lead to further increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations, cash flows and financial condition.

We are exposed to risks associated with global commodity price volatility arising from restricted or uneven supply conditions, the sustained expansion and volatility of demand from emerging markets, potentially unstable geopolitical and economic variables, severe weather and other unpredictable external factors. We buy raw materials that contain commodities such as wood, petroleum-based products such as resins, brass, zinc, steel, aluminum and glass. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel, which in turn is affected by a number of macroeconomic and geopolitical factors. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile global supply chain environment, as well as sustained elevated rates of inflation, fluctuating interest rates, unfavorable fluctuations in foreign exchange rates and new, ongoing, expanded or retaliatory tariffs, all of which have increased, and may further increase, our costs. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the commodity exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

We may experience delays or outages in our information technology systems and computer networks and the third-party information technology systems and computer networks that we use. We may be subject to breaches of our information technology systems, breaches of third-party information technology systems that we use or other cybersecurity incidents, which could damage our reputation and consumer relationships. Failures in our information technology systems or in the third-party information technology systems that we use and the costs of increasing information security regulation could also subject us to significant financial, legal and operational consequences.

We, like most companies, have experienced and may in the future be subject to information technology system failures and network disruptions caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. We rely upon information technology systems and infrastructure, including support provided by third parties, to support our business, our products and our customers, and have also been subject to system failures and network disruptions relating to the information technology systems and infrastructure of our third-party service providers.

For example, we routinely rely on systems for manufacturing, customer and supplier orders, shipping, regulatory compliance, finance, company operations, research and development and various other matters, as well as information technology systems and infrastructure to aid us in the collection, use, storage and transfer and other processing of data including confidential, business, financial, and personal information. Security threats, including cyber attacks, security breaches, power outages, system failures, malware, ransomware, worms, Trojan horses, spyware, adware, rogue software and other attacks, are becoming increasingly sophisticated, frequent and adaptive, which increases the difficulty of detecting and successfully defending against them. Third-party systems that we rely upon are also vulnerable to the same security threats and may contain defects in design or manufacture or other problems that have in the past resulted, and could result in the future, in system disruptions that affect our operations or compromises of the information security of our own systems. Such security threats, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (ours or that of third parties) and the disruption of our business operations or the business operations of third parties on which we rely. The potential consequences of a material cybersecurity incident or other material system interruption and their effects include financial loss, business disruption, reputational damage, litigation or regulatory action, theft of intellectual property, fines levied by government agencies, diminution in the value of our investments in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. While we carry cyber insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The proliferation of, and advances in, artificial intelligence may exacerbate these risks.

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

In addition, the domestic and international regulatory environment related to solicitation, information security, collection and data privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which are sometimes contradictory, and which may require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, the California Privacy Rights Act, the Personal Information Protection Law of the People's Republic of China and other international and domestic regulations, has resulted and could continue to result in additional costs and complexity to our business operations. Any significant liabilities associated with violations of any related laws or regulations could also have an adverse effect on our business, results of operations, cash flows, financial condition, reputation and consumer relationships.

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Asia, Canada, Europe, Mexico and Africa. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including war, civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by higher manufacturing costs and international trade regulations, including, tariffs (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), duties and antidumping penalties. Risks inherent to international operations include: potentially adverse tax laws; unfavorable changes or uncertainty relating to trade agreements or importation duties; uncertainty regarding clearance and enforcement of intellectual property rights; risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws; mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics that could result in longer lead times, economic policies or health emergencies and difficulty enforcing contracts or protecting our intellectual property rights. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes.

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

Low unemployment rates in the U.S., rising wages and competition for attracting and retaining qualified talent could result in the failure to attract, motivate and retain personnel. These challenges have resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations, and we may continue to face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations, cash flows and financial condition. In addition, our recently announced organizational and leadership changes could result in difficulty retaining key employees, including as a result of market pressures or a reluctance to relocate to a new geographic area.

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

In addition to the importance of their financial performance, companies are judged by their performance on a variety of environmental, social and governance (“ESG”) matters.

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

Our cybersecurity risk management and strategy processes are led by our Chief Information Officer (“CIO”) and are supported by the Senior Director of Enterprise Cybersecurity. These individuals are also supported by both dedicated cybersecurity professionals and third-party security service providers. Our CIO is responsible for leading our technology organization across our global portfolio, which includes ERP, commercial, supply chain, and product development technologies, enterprise architecture, infrastructure, cyber security, technical operations, end-user services, and finance and human resources systems. Our current interim CIO has over 30 years of experience in information technology matters. Our Senior Director of Enterprise Cybersecurity has over 30 years of expanding leadership experience in information technology and 18 years of experience in information security leading and developing security programs. Our CIO provides regular updates on cybersecurity matters to our senior executives. In the event of a cybersecurity incident or incidents, our incident response plan includes detailed processes designed to ensure that information is triaged from our information technology management team to our CIO and to other members of our management team in a timely manner such that senior leadership can assure critical decision support and oversight and otherwise monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents.

Cybersecurity-related risks are assessed as part of the enterprise risk management program. The Audit Committee is responsible for overseeing the Company’s enterprise risk management program. The Audit Committee also oversees the Company's information technology systems and controls, including the cybersecurity program and related risks. Annually, management assesses and ranks the risks identified through the enterprise risk management program according to the likelihood of occurrence and the potential monetary impact, which the Audit Committee reviews. Management also identifies and provides the Audit Committee with quarterly updates on these risks.

The CIO typically provides the Audit Committee with cybersecurity updates on a quarterly basis. During such updates, the CIO generally covers topics such as data security positions, results from third-party assessments, our incident response plan, and any material cybersecurity threats and developments. In 2024, the CIO reported to the full Board of Directors on the Company's cybersecurity programs and risk mitigation efforts.

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

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including risks to our customer, vendor, and employee data and our systems. We conduct due diligence of third parties’ information security programs, and cybersecurity considerations may inform our selection of third-party service providers. In certain circumstances, including in those where we believe a third party could introduce cybersecurity risk to us, we generally seek to contractually require such third parties to manage their cybersecurity risks in certain proscribed manners. We also receive the results of cybersecurity and data privacy audits conducted on certain vendors to determine if those vendors meet our cybersecurity standards.

We describe the risks that cybersecurity threats, including as a result of any previous cybersecurity incidents, pose to us that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We may experience delays or outages in our information technology systems and computer networks and the third-party information technology systems and computer networks that we use. We may be subject to breaches of our information technology systems, the third-party information technology systems that we use or other cybersecurity incidents, which could damage our reputation and consumer relationships. Failures in our information technology systems or in the third-party information technology systems that we use and the costs of increasing information security regulation could also subject us to significant financial, legal and operational consequences" included as part of our risk factor disclosures under Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein. We have experienced, and will continue to experience, cybersecurity incidents in the normal course of our business. However, to our knowledge, we have not had any cybersecurity incidents in the past three years that have had a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 2. Properties.

Our principal executive office is located in Deerfield, Illinois. We operate 14 U.S. manufacturing facilities in 7 states and have 14 manufacturing facilities in international locations (4 in Mexico, 3 in Europe, 4 in Africa, 2 in Asia and 1 in Canada). In addition, we have 38 distribution centers and warehouses worldwide, of which 34 are leased. Some of our facilities are considered to be multi-use and have been included in more than one facility category. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Water	7	5	12	1	17	18
Outdoors	11	2	13	2	10	12
Security	3	—	3	1	7	8
Totals	21	7	28	4	34	38

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our current Executive Officers

As of the date of this filing, our executive officers are:

Name	Age	Position
Nicholas I. Fink	50	Chief Executive Officer
David V. Barry	43	Executive Vice President and Chief Financial Officer and President, Security and Connected Products
Hiranda S. Donoghue	46	Executive Vice President, Chief Legal Officer & Corporate Secretary
John D. Lee	52	Executive Vice President, Chief Growth and Digital Officer
Matthew E. Novak	50	Executive Vice President and Chief Supply Chain Officer
Kristin E. Papesh	50	Executive Vice President and Chief Human Resources Officer

Nicholas I. Fink has served as Chief Executive Officer since January 2020. From March 2019 to January 2020, Mr. Fink served as President and Chief Operating Officer of Fortune Brands. From July 2016 to March 2019, Mr. Fink served as President of the Company’s Water Innovations business.

David V. Barry has served as Executive Vice President and Chief Financial Officer since March 2023 and as President, Security and Connected Products, since January 2025. Mr. Barry will continue in his role as Executive Vice President and Chief Financial Officer until a new Chief Financial Officer is appointed. He also served as the Company's principal accounting officer from January 29, 2024 until March 1, 2024. From April 2021 to March 2023, Mr. Barry served as Senior Vice President of Finance and Investor Relations. From 2017 to 2021, he was Chief Financial Officer and Senior Vice President for the Water Innovations segment.

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

Matthew E. Novak has served as Executive Vice President and Chief Supply Chain Officer of Fortune Brands since February 2025. Mr. Novak served as Vice President, Global Logistics and Customer Service from October 2022 to February 2025. From January 2020 to October 2022, Mr. Novak served as Vice President, Global Distribution and Transportation for the Water Innovations business. Prior to that, Mr. Novak held various positions at GE Lighting, including most recently as General Manager, Distribution and Transportation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange under the ticker symbol “FBIN".

In December 2024, our Board of Directors announced a quarterly cash dividend payable to stockholders of $0.25 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

The source of our unconsolidated revenues and funds is dividends and other payments from our subsidiary businesses. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

On February 7, 2025, there were 6,745 record holders of the Company’s common stock, par value $0.01 per share. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended December 28, 2024:

Thirteen Weeks Ended December 28, 2024	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
September 29 – October 26	—	$—	—	$534,394,909
October 27 – November 23	664,046	75.3	664,046	484,394,911
November 24 – December 28	—	—	—	484,394,911
Total	664,046	$75.3	664,046

(a)
Information on the Company’s share repurchase program in effect during the period covered by the table above follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date
January 29, 2024	January 29, 2024	$650,000,000	January 29, 2026

On February 7, 2025, the Company announced that on February 4, 2025, Company's Board of Directors authorized the repurchase of up to $1 billion of shares of the Company’s outstanding common stock over the next two years on the open market or in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), in accordance with applicable securities laws. The new $1 billion share repurchase authorization replaced the authorization described above, effective on February 4, 2025, that otherwise would have expired on January 29, 2026.

The new purchases, if made, will occur from time to time depending on market conditions. The newly announced share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. The authorization is in effect until February 4, 2027, and may be suspended or discontinued at any time.

Stock Performance

FORTUNE BRANDS INNOVATIONS
STOCK PRICE PERFORMANCE
(With Dividend Reinvestment)

$300
$250
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/30/2023
12/28/2024
FBIN
S&P 400
S&P Con Dur & App

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index and S&P MidCap 400 Consumer Durables Index. This graph covers the period from December 31, 2019 through December 28, 2024. This graph assumes $100 was invested in the stock or the index on December 31, 2019 and also assumes the reinvestment of dividends, including the effect of the Separation. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or the Exchange Act.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

•
Recent Developments: This section provides a summary of noteworthy recent developments in the most recently completed fiscal year in the operation of the business, including acquisition activity.
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
•
Results of Operations: This section provides an analysis of our results of operations for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.
•
Liquidity and Capital Resources: This section provides a discussion of our financial condition as of December 28, 2024 and an analysis of our cash flows for each of the three years ended December 28, 2024, December 30, 2023 and December 31, 2022. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 28, 2024, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Recent Developments

On February 29, 2024, we acquired 100% of the outstanding equity of Wise Water Solutions LLC., doing business as SpringWell Water Filtration Systems ("SpringWell"), for a purchase price of $105.6 million, subject to post-closing adjustments, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit arrangements. The results of SpringWell are reported as part of the Water segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

Overview

The Company is a leading innovation company focused on creating smarter, safer and more beautiful homes and lives that is focused on the design, manufacture and sale of market-leading branded products in the following categories: plumbing and accessories, including digital water products, entry door and storm door systems, security and safety products, and outdoor performance materials used in decking and railing products.

For the year ended December 28, 2024, net sales based on country of destination were:

(In millions)
United States	$3,809.0	83%
Canada	344.5	7
China	233.6	5
Other international	221.9	5
Total	$4,609.0	100%

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. We believe the long-term outlook for our products remains favorable, and we have a number of strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, that has helped us to continue to achieve profitable organic growth over time.

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

The U.S. market for our products primarily consists of spending on both new home construction and repair and remodel activities within existing homes, with a substantial majority of the markets we serve consisting of repair and remodel spending. Growth in the U.S. market for our home products will largely depend on consumer confidence, employment, wage growth, home prices, equity levels and rates of extraction, stable mortgage rates and credit availability. Increases in inflation and mortgage rates during the preceding years have slowed the pace of single-family and existing home sales activity and new home construction and repair and remodel activities. However, we believe we are well positioned to manage the continued slow-down in the housing market as we believe the fundamental drivers of the housing market remain intact.

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile geopolitical environment, as well as sustained elevated rates of inflation, fluctuating interest rates, unfavorable fluctuations in foreign exchange rates and the ongoing and potentially worsening costs of tariffs (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries). We continue to manage these challenges and are diligently working to offset potential unfavorable impacts of these items through continuous productivity improvement initiatives and price increases.

During the three fiscal years ended December 28, 2024, our net sales declined at a compounded annual rate of 1.4% reflecting the contraction of the U.S. home products market and a decline in demand in our international markets, partially offset by an increase in sales resulting from acquisitions. Operating income grew at a compounded annual rate of 9.1% with consolidated operating margins ranging between 16% and 17% from 2022 to 2024. Growth in operating income over this period was primarily due to changes to our portfolio of businesses, control over our operating expenses and the benefits of manufacturing productivity programs.

During 2024, the U.S. home products market was relatively flat overall as an increase in new home construction activity was mostly offset by a decrease in repair and remodel activity. We believe new housing construction activity increased approximately 7% and spending for home repair and remodeling decreased approximately 3% in 2024 compared to 2023. In 2024, the Company's net sales declined 0.4% due to lower sales in our international markets ($136.7 million), higher customer sales incentives and unfavorable foreign exchange ($6.9 million), partially offset by the benefit from the acquisitions of Springwell and the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") and the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "Acquired Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA") ($175.5 million). In 2024, operating income increased 20.0% over 2023 primarily due to the impacts of the acquisitions of SpringWell and the Acquired Businesses, raw material cost deflation, lower transportation costs, lower restructuring charges and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies as well as the absence of the 2023 asset impairment charge ($33.5 million). These factors were partially offset by increased intangible amortization expense as a result of the acquisitions of SpringWell and the Acquired Businesses ($11.4 million), higher customer sales incentives, higher advertising and marketing costs, higher headcount related costs and higher distribution expenses.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. Effective January 1, 2023, the Company changed its fiscal year end from December 31 to a 52- or 53-week fiscal year closing on the Saturday closest but not subsequent to December 31 of each year. The following discussion contains references to years 2024, 2023 and 2022, which represent fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.

Results of Operations

The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. As a result of the Separation, our former Cabinets segment was disposed of, and the operating results of the Cabinets business are reported as discontinued operations in 2022. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of the Company unless otherwise noted. See Note 5, "Discontinued Operations," of the Notes in the consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional information.

(In millions)	2024	% change	2023	% change	2022
Net sales:
Water	$2,564.6	0.1%	$2,562.2	(0.3)%	$2,570.2
Outdoors	1,350.1	0.7	1,341.1	(11.6)	1,517.4
Security	694.3	(4.0)	722.9	13.8	635.4
Total net sales	$4,609.0	(0.4)%	$4,626.2	(2.0)%	$4,723.0
Operating income:
Water	$595.1	3.6%	$574.3	(6.6)%	$614.6
Outdoors	198.0	48.3	133.5	(31.3)	194.2
Security	100.4	60.9	62.4	(34.6)	95.4
Corporate	(155.6)	0.2	(155.3)	19.6	(129.9)
Total operating income	$737.9	20.0%	$614.9	(20.6)%	$774.3

Certain items had a significant impact on our results in 2024, 2023 and 2022. These included restructuring and other charges, asset impairment charges, transaction expenses and the impact of changes in foreign currency exchange rates.

In 2024, financial results included:

•
restructuring and other charges of $41.3 million largely related to costs associated with a product line rationalization within our Outdoors segment, the previously announced closure of a manufacturing facility within our Security segment and headcount actions across all segments; and
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2023 of approximately $7 million on net sales and approximately $2 million on both operating income and net income.

In 2023, financial results included:

•
restructuring and other charges of $54.2 million largely related to costs associated with the closure of a manufacturing facility within our Security segment and headcount actions across all segments;
•
asset impairment charges of $33.5 million related to the impairment of two indefinite-lived tradenames within our Outdoors segment, which were primarily the result of a decline in forecasted sales;
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2022 of approximately $24 million on net sales and approximately $7.9 million on both operating income and net income; and
•
transaction expenses related to the acquisition of the Acquired Businesses of $19.7 million.

In 2022, financial results included:

•
restructuring and other charges of $26.8 million largely related to severance, asset impairment and other costs associated with plant closures and headcount actions across all segments, net of a gain on the sale of a previously closed manufacturing facility within our Outdoors segment of approximately $6 million; and
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2021 of approximately $41 million on net sales and approximately $12 million on both operating income and net income.

2024 Compared to 2023

Total Fortune Brands

Net sales

Net sales decreased by $17.2 million, or 0.4%, primarily due to lower sales in our international markets ($136.7 million), higher customer sales incentives and unfavorable foreign exchange ($6.9 million), partially offset by the benefit from the acquisitions of SpringWell and the Acquired Businesses ($176.5 million).

Cost of products sold

Cost of products sold decreased by $172.1 million, or 6.3%, primarily due to raw material deflation, lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies. These factors were partially offset by the impact of the acquisitions of SpringWell and the Acquired Businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $70.7 million, or 6.1%, primarily due to the acquisitions of SpringWell and the Acquired Businesses, higher advertising and marketing costs, higher headcount-related costs and higher distribution expenses.

Amortization of intangible assets

Amortization of intangible assets increased by $11.0 million, primarily due to the acquisitions of SpringWell and the Acquired Businesses.

Restructuring charges

Restructuring charges of $16.2 million in 2024 are largely related to a product-line rationalization within our Outdoors segment, the previously announced closure of a manufacturing facility within our Security segment, and headcount actions across all segments. Restructuring charges of $32.5 million in 2023 are largely related to costs associated with the closure of the same manufacturing facility within our Security segment and headcount actions across all segments.

Operating income

Operating income increased by $123.0 million, or 20.0%, primarily due to the impacts of the acquisitions of SpringWell and the Acquired Businesses, raw material cost deflation, lower transportation costs, lower restructuring charges and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies as well as the absence of the 2023 asset impairment charges of $33.5 million. These factors were partially offset by increased intangible amortization expense as a result of the acquisitions of SpringWell and the Acquired Businesses ($11.4 million), higher customer sales incentives, higher advertising and marketing costs, higher headcount related costs and higher distribution expenses.

Interest expense

Interest expense increased by $4.0 million, or 3.4%, primarily due to higher floating rate debt borrowings in 2024 and higher fixed rate debt interest rates with the issuance of the $600 million outstanding principal amount of 5.875% Senior Notes due in June 2033 relative to the maturity and settlement of the $600 million outstanding principal amount of 4.000% Senior Notes due in September 2023.

Other expense (income), net

Other expense (income), net, was expense of $11.9 million in 2024, compared to income of $19.5 million in 2023. The decrease in other income, net is primarily due to higher net periodic benefit expense, a decrease in foreign currency transaction income and lower interest income.

Income taxes

The 2024 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation, partially offset by favorable benefits related to a valuation allowance release and decreases in uncertain tax positions and tax credits.

The 2023 effective income tax rate was unfavorably impacted by state and local income taxes and foreign income taxed at higher rates. This expense was offset by favorable benefits for the release of uncertain tax positions of statute of limitations lapses and federal tax credits.

Income from continuing operations, net of tax

Income from continuing operations, net of income taxes, increased by $66.4 million, or 16.4%, due to higher operating income, partly offset by higher interest expense, higher income tax expense and lower other income, net.

Results By Segment

Water

Net sales increased by $2.4 million, or 0.1%, primarily due to the benefit from the acquisitions of SpringWell and the Emtek and Schaub Business ($152.5 million), partially offset by lower organic sales volume (including sales volume declines within our China business of approximately $100.5 million), higher customer sales incentives and unfavorable foreign exchange ($6.0 million).

Operating income increased by $20.8 million, or 3.6%, primarily due to the benefit from the acquisitions of SpringWell and the Emtek and Schaub Business, productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, lower transportation costs and raw material cost deflation. These factors were partially offset by increased asset intangible amortization expense due to the impact of the acquisitions of SpringWell and the Emtek and Schaub Business ($11.1 million) and higher headcount related costs.

Outdoors

Net sales increased by $9.0 million, or 0.7%, primarily due to higher sales unit volume, partially offset by higher customer sales incentives and unfavorable channel mix.

Operating income increased by $64.5 million, or 48.3%, primarily due to the higher sales unit volume, raw material cost deflation and productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by higher headcount related costs.

Security

Net sales decreased by $28.6 million, or 4.0%, primarily due to lower sales unit volume and higher customer sales incentives, partially offset by the benefit from the acquisition of the Yale and August Business (approximately $24.0 million).

Operating income increased by $38.0 million, or 60.9%, primarily due to lower restructuring charges, the benefit from the acquisition of the Yale and August Business, and productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by the lower sales unit volume.

Corporate

Corporate expenses increased by $0.3 million, or 0.2%, primarily due higher headcount related costs and costs related to our digital transformation efforts being mostly offset by a gain on the sale of Corporate fixed assets and the absence in the current period of nonrecurring costs related to the acquisition of the Acquired Businesses.

2023 Compared to 2022

Total Fortune Brands

Net sales

Net sales decreased by $96.8 million, or 2.0%, due to lower sales unit volume in the U.S. and lower sales in our international markets ($41.2 million) as well as unfavorable foreign exchange of approximately $24 million. These factors were partially offset by the benefit from the acquisitions of the Acquired Businesses in June 2023 and Aqualisa Holdings (International) Ltd. ("Aqualisa") in July 2022 (approximately $247 million combined sales benefit in 2023) and favorable channel mix.

Cost of products sold

Cost of products sold decreased by $75.3 million, or 2.7%, due to lower sales volumes and productivity improvements in all of our segments. These factors were partially offset by the impact from the acquisitions of the Acquired Businesses in June 2023, including amortization of the inventory fair value adjustment ($12.4 million) and Aqualisa in July 2022, manufacturing inefficiencies related to lower sales unit volume across all of our businesses, costs associated with the planned closure of a manufacturing facility within our Security segment and the absence of the $6.2 million gain on sale of a previously closed manufacturing facility in our Outdoors segment in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $90.5 million, or 8.4%, due to the impact from the acquisition of the Acquired Businesses, including transaction related expenses of $19.7 million, and higher headcount-related costs across our segments. These factors were partially offset by savings associated with our 2022 corporate reorganization and restructuring activities and lower advertising and marketing costs.

Amortization of intangible assets

Amortization of intangible assets increased by $13.8 million, primarily due to the acquisition of the Acquired Businesses in June 2023 and Aqualisa in July 2022.

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

Operating income

Operating income decreased by $159.4 million, or 20.6%, primarily due to lower sales unit volume in the U.S., lower international sales ($41.2 million decrease), manufacturing inefficiencies related to lower sales unit volume, amortization of the inventory fair-value adjustment related to the acquisition of the Acquired Businesses ($12.4 million), higher restructuring and other costs associated with the planned closure of a manufacturing facility in our Security segment, higher headcount-related costs, as well as unfavorable foreign exchange of approximately $7.9 million. These factors were partially offset by the benefit from the acquisition of the Acquired Businesses, productivity improvements, savings associated with our 2022 corporate reorganization and restructuring activities and lower advertising and marketing costs.

Interest expense

Interest expense decreased by $2.7 million, or 2.3%, due to lower interest expense incurred on floating rate debt, partially offset higher interest expense on fixed rate debt.

Other expense (income), net

Other expense (income), net, was income of $19.5 million in 2023, compared to income of $12.0 million in 2022. The increase in other income, net is primarily due to an increase in interest income ($8.4 million increase) and foreign currency transaction income, partially offset by a decrease in defined benefit plan income.

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

Income from discontinued operations, net of tax

Income from discontinued operations, net of income taxes, for the year ended December 31, 2022 was $146.8 million and includes the results from operations of our former Cabinets segment. Refer to Note 5, "Discontinued Operations," of the Notes to the consolidated financial statements in Item 8 in this Annual Report on Form 10-K for additional details.

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

Corporate

Corporate expenses increased by $25.4 million, or 19.6%, due to costs related to the acquisition of the Acquired Businesses in June 2023 and higher headcount-related costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. On December 14, 2022, in connection with the completion of the Separation, we also received a one-time cash payment, in the form of a dividend, from MasterBrand in the amount of $940.0 million. Our operating income is generated by our subsidiary businesses. We believe our cash on hand, operating cash flows, funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures, other contractual commitments and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate, both for the 12-month period following the 2024 fiscal year, and in the long-term.

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

At December 28, 2024, the Company had aggregate outstanding notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 28, 2024 and December 30, 2023:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 28, 2024	December 30, 2023
4.000% Senior Notes	$500.0	June 2015	June 2025	$499.6	$498.9
3.250% Senior Notes	$700.0	September 2019	September 2029	696.5	695.7
4.000% Senior Notes	$450.0	March 2022	March 2032	446.7	446.2
4.500% Senior Notes	$450.0	March 2022	March 2052	436.4	435.9
5.875% Senior Notes	$600.0	June 2023	June 2033	594.1	593.4
Total Senior Notes				$2,673.3	$2,670.1
Less: current portion				499.6	—
Total long-term debt				$2,173.7	$2,670.1

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of December 28, 2024 or December 30, 2023. As of December 28, 2024, we were in compliance with all covenants under this facility.

In November 2021, the Company entered into a 364-day, $400 million term loan credit agreement (the “2021 Term Loan”), for general corporate purposes, set to mature in November 2022. On March 1, 2022, the Company entered into a First Amendment and Incremental Agreement to the 2021 Term Loan (the “First Amendment”). The First Amendment provided for an increase in the principal amount from $400 million to $600 million. On March 18, 2022, the Company entered into a Second Amendment and Incremental Agreement to the 2021 Term Loan (the “Second Amendment”), increasing the principal amount from $600 million to $1.1 billion. The outstanding $1.1 billion under the 2021 Term Loan was repaid on March 25, 2022 with proceeds from the 2022 Notes offering (as described above) and other existing sources of liquidity.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of December 28, 2024 and December 30, 2023, of which there were no outstanding balances as of December 28, 2024 and December 30, 2023. The weighted-average interest rates on these borrowings were zero in 2024 and 2023.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. There were no outstanding borrowings under our Commercial Paper facility as of December 28, 2024 or December 30, 2023.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured, in certain cases within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 28, 2024.

Cash and Seasonality

In 2024, we invested approximately $60 million in incremental capacity to support long-term growth potential and new products inclusive of cost reduction and productivity initiatives. We expect capital spending in 2025 to be in the range of $100 million to $140 million. On December 28, 2024, we had cash and cash equivalents $381.1 million, of which $335.4 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth quarters of each year and we typically use operating cash in the first quarter of the year. We believe that our current cash position, cash flow generated from operations, amounts available under our revolving credit facility and access to the capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, share repurchases dividend payments, and required long-term debt payments.

Share Repurchases

In 2024, we repurchased 3.3 million shares of our outstanding common stock under the Company’s share repurchase programs for $240.4 million. As of December 28, 2024, the Company’s total remaining share repurchase authorization under the then current program was approximately $484.4 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time. Shares may be repurchased on the open market, in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), in accordance with applicable securities laws.

Dividends

In 2024, we paid dividends in the amount of $119.6 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

On February 29, 2024, we acquired SpringWell for a purchase price of $105.6 million, subject to post-closing adjustments, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit arrangements. The results of SpringWell are reported as part of the Water segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

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

In January 2022, we acquired 100% of the outstanding equity of Solar Innovations LLC and an affiliated entity (together, "Solar") for a purchase price of $61.6 million, net of cash acquired of $4.8 million. We financed the transaction using cash on hand and borrowings under our revolving credit facility. The results of Solar are reported as part of the Outdoors segment.

Cash Flows

Below is a summary of cash flows for 2024, 2023, and 2022, including continuing and discontinued operations. See Note 5, "Discontinued Operations," of the Notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on cash flows from discontinued operations.

(In millions)	2024	2023	2022
Net cash provided by operating activities	$667.8	$1,055.8	$566.3
Net cash used in investing activities	(302.9)	(1,037.8)	(455.5)
Net cash (used in) provided by financing activities	(363.4)	(271.3)	72.5
Effect of foreign exchange rate changes on cash	(11.5)	0.5	(11.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10.0)	$(252.8)	$172.2

Net cash provided by operating activities was $667.8 million in 2024, compared to $1,055.8 million in 2023. The $388.0 million decrease in net cash provided by operating activities from 2023 to 2024 was primarily due to a decrease in the rate of reduction in inventory balances compared to the prior period as result of our 2023 initiative to decrease inventory balances to align with the U.S. home product market activity, as well as a decrease in accounts payable. The absence of the $84.2 million settlement of our interest rate swaps in 2023 and a decrease in accrued expenses and other liabilities also contributed to the decrease in cash provided by operating activities. The decrease in cash provided by operating activities was partially offset by higher net income in 2024. The $489.5 million increase in net cash provided by operating activities from 2022 to 2023 was driven by a $702.5 million increase in net cash provided by continuing operations due to an increase in net cash provided by working capital items resulting from initiatives to align working capital with current U.S. home product market activity and expected sales volume. The $84.2 million settlement of our interest rate swaps in 2023 and increased accrued expenses and other liabilities also contributed to the increase in net cash provided by operating activities. These amounts were partially offset by lower net income in 2023 and the absence of operating cash flows as a result of the Separation ($213.0 million in 2022).

Net cash used in investing activities was $302.9 million in 2024 compared to $1,037.8 million in 2023. The decrease in net cash used in investing activities of $734.9 million from 2023 to 2024 reflects the net cash paid for the acquisition of the Acquired Businesses of $784.1 million in 2023, as compared to the acquisition of SpringWell for $105.6 million in 2024, as well as a decrease in capital expenditures of $63.2 million. The increase in net cash used in investing activities of $582.3 million from 2022 to 2023 reflects the net cash paid for the Acquired Businesses of $784.1 million as compared to the acquisitions of Aqualisa and Solar ($217.6 million combined) in 2022.

Net cash used in financing activities was $363.4 million in 2024 compared to $271.3 million in 2023. The increase in net cash used in financing activities of $92.1 million was primarily higher share repurchases in 2024 as compared to 2023 ($90.4 million). The increase in net cash used in financing activities of $343.8 million from 2022 to 2023 was primarily driven by the absence of cash flow items related to the dividend received from MasterBrand as a result of the Separation ($940.0 million), partially offset by lower share repurchases in 2023 compared to 2022 ($430.1 million decrease), a decrease in dividends paid to stockholders and the absence in 2023 of the final payment for the remaining equity interest in Flo Technologies ($16.7 million) which was made during 2022.

Pension Plans

During the fourth quarter of 2024, the Company entered into two agreements with an insurance company to purchase group annuity contracts and transferred $266.6 million of pension plan obligations and related assets of two of its defined benefit pension plans, the MasterLock Pension Plan and Moen Incorporated Pension Plan (collectively, the "Plans"). The partial plan settlements resulted in a loss of $19.0 million, which is included in Other (expense) income, net on the Consolidated Statements of Income. The agreements cover approximately 4,100 retirees and other beneficiaries (the "Transferred Participants"). All Transferred Participants continued to receive their benefits from the Plans until January 1, 2025, at which time the insurance company began paying and administering the retirement benefits of the Transferred Participants. The transactions resulted in no changes to the amount of the benefits payable to the Transferred Participants.

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans, related to our continuing operations, that are funded by a portfolio of investments maintained within our benefit plan trust. We made no pension contributions to our qualified pension plans in 2024 and made voluntary contributions of $4.0 million and $9.0 million in 2023 and 2022, respectively. In 2025, we do not expect to make any pension contributions. As of December 28, 2024, the fair value of our total pension plan assets was $177.1 million, representing funding of about 95% of the accumulated qualified benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and commitments as of December 28, 2024. Purchase obligations were $545.1 million, of which $522.4 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures. Total lease payments under non-cancellable operating leases as of December 28, 2024 were $38.6 million in 2025, $33.7 million in 2026, $26.0 million in 2027, $21.0 million in 2028, $16.6 million in 2029 and $44.7 million thereafter.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $25.2 million of unrecognized tax benefits as of December 28, 2024 have been excluded from the paragraph above.

In addition to the contractual obligations and commitments described above, we also had other commercial commitments for which we are contingently liable as of December 28, 2024. Other corporate commercial commitments include standby letters of credit of $20.2 million, in the aggregate, all of which expire in less than one year, and surety bonds of $25.5 million, the majority of which matures in less than two years. These contingent commitments are not expected to have a significant impact on our liquidity.

Debt payments due during the next five years as of December 28, 2024 are $500 million in 2025, zero in 2026, zero in 2027, zero in 2028, $700 million in 2029 and $1,500 million in 2030 and beyond. Interest payments due during the next five years as of December 28, 2024 are $106.3 million in 2025, $192.5 million in 2026 through 2027, $192.5 million in 2028 through 2029 and $624.0 million in 2030 and beyond.

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

Deferred currency gains (losses) of $(0.4) million, $5.2 million and $4.7 million (before tax impact) were reclassified into earnings for 2024, 2023 and 2022, respectively. Based on foreign exchange rates as of December 28, 2024, we estimate that $12.5 million of net derivative gains included in accumulated other comprehensive income ("AOCI") as of December 28, 2024, will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of the Notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting standards.

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

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $69.3 million and $75.8 million as of December 28, 2024 and December 30, 2023, respectively.

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

No material impairments related to long-lived assets were recorded in 2024, 2023 or 2022.

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

The assumptions used to estimate the fair values of the goodwill related to continuing operations tested quantitatively during the year ended December 28, 2024 were as follows:

Unobservable Input	2024
Discount rate	10.8%
Long-term revenue growth rates(a)	3.0%
EBITDA multiple	14.0

(a)
Selected long-term revenue growth rate for the goodwill that was tested quantitatively.

A 50 basis point change in the discount rate or long-term revenue growth rate assumptions, or a decrease in multiple of 1.0 in the EBITDA multiple assumption, during the year ended December 28, 2024 would not have resulted in an impairment being recognized when estimating the fair value of our reporting unit goodwill.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. Of our $518.8 million indefinite-lived tradenames, $215.6 million relate to our Water segment, $271.2 million relate to our Outdoors segment and $32.0 million relate to our Security segment as of December 28, 2024. There were no impairments for the year ended December 28, 2024. See Note 6, "Goodwill and Intangible Assets," of the Notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

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

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 10, "Fair Value Measurements," of the Notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K ).

The assumptions used to estimate the fair values of the tradenames tested quantitatively during the year ended December 28, 2024 were as follows:

	2024
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rates	11.0%	15.0%	12.6%
Royalty rates(b)	2.5%	4.0%	3.5%
Long-term revenue growth rates(c)	2.5%	3.0%	2.6%
(a)
Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)
Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)
Selected long-term revenue growth rate of the tradenames that were tested quantitatively.

For the indefinite-lived tradenames tested quantitatively in 2024, a 50 basis point change in the royalty rate assumption would result in an impairment of those tradenames of approximately $8 million; a 50 basis point change in the discount rate assumption would result in an impairment of approximately $2 million; and a 50 basis point change in the long-term revenue growth rate assumption would result in an impairment of approximately $2 million.

Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2024 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We recognize changes in the net actuarial gains or losses in other income, net to the extent they exceed 10 percent of the greater of the fair value of pension plan assets or projected benefit obligation for each plan (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each fiscal year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses (gains) was $18.2 million and $(0.6) million in 2024 and 2023, respectively. The total unrecognized net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $12.3 million as of December 28, 2024, compared to $35.8 million as of December 30, 2023.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 28, 2024 and December 30, 2023 was 7.3% and 6.1%, respectively.

The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 28, 2024 December 30, 2023 was 5.7% and 5.0%, respectively.

For the postretirement benefits obligation, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 28, 2024, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.1% for pre-65 retirees and 7.5% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2035. As of December 30, 2023, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.3% for pre-65 retirees and 6.9% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2033.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses (which includes settlement losses):

(In millions)	2024	2023
Total pension cost	$11.6	$0.7
Actuarial loss component of cost above	18.5	2.0
Total postretirement cost (income)	0.6	(1.7)
Actuarial (gain) component of cost (income) above	(0.3)	(2.6)

Discount rates in 2024 used to determine benefit obligations increased by an average of 70 basis points for pension benefits. Discount rates for 2024 postretirement benefits increased by an average of 110 basis points. Discount rates in 2023 used to determine benefit obligations decreased by an average of 20 basis points for pension benefits. Discount rates for 2023 postretirement benefits increased an average of 20 basis points. Our actual gain on plan assets in 2024 was 0.3% compared to an actuarial assumption of an average 7.3% expected return. Our actual gain on plan assets in 2023 was 10.0% compared to an actuarial assumption of an average 6.1% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $6 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $0.4 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 28, 2024, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $25.2 million. It is reasonably possible that the unrecognized tax benefits may decrease by $6.1 million in the next 12 months primarily as a result of the lapse of the statute of limitations of U.S. federal, state and foreign income taxes.

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

Interest Rate Risk

The Company did not have any external variable rate borrowings as of December 28, 2024.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of the Company’s foreign currency exchange contracts using the VAR model was $1.4 million at December 28, 2024. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fortune Brands Innovations, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Innovations, Inc. and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 28, 2024 appearing after Item 16 and the signatures (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

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

Quantitative Impairment Test for an Indefinite-Lived Tradename within the Outdoors Segment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balances was $518.8 million as of December 28, 2024, of which $271.2 million relates to the Outdoors segment. Management reviews indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds fair value. Fair values of the Company’s indefinite-lived tradenames were measured by management using the relief-from-royalty approach. Significant assumptions that are used to determine the estimated fair values include forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2025

We have served as the Company’s auditor since 2011.

Consolidated Statements of Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions, except per share amounts)	December 28, 2024	December 30, 2023	December 31, 2022
NET SALES	$4,609.0	$4,626.2	$4,723.0
Cost of products sold	2,542.7	2,714.8	2,790.1
Selling, general and administrative expenses	1,239.1	1,168.4	1,077.9
Amortization of intangible assets	73.1	62.1	48.3
Asset impairment charges	—	33.5	—
Restructuring charges	16.2	32.5	32.4
OPERATING INCOME	737.9	614.9	774.3
Interest expense	120.5	116.5	119.2
Other expense (income), net	11.9	(19.5)	(12.0)
Income from continuing operations before income taxes	605.5	517.9	667.1
Income taxes	133.6	112.4	127.2
Income from continuing operations, net of tax	471.9	405.5	539.9
(Loss) income from discontinued operations, net of tax	—	(1.0)	146.8
NET INCOME	$471.9	$404.5	$686.7
BASIC EARNINGS PER COMMON SHARE
Continuing operations	$3.78	$3.20	$4.14
Discontinued operations	—	(0.01)	1.13
Basic earnings per share	$3.78	$3.19	$5.27
DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$3.75	$3.17	$4.11
Discontinued operations	—	—	1.12
Diluted earnings per share	$3.75	$3.17	$5.23

Basic average number of shares outstanding	124.8	126.9	130.3
Diluted average number of shares outstanding	125.7	127.7	131.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions)	December 28, 2024	December 30, 2023	December 31, 2022
NET INCOME	$471.9	$404.5	$686.7
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(30.9)	17.4	(23.4)

Unrealized (losses) gains on derivatives:
Unrealized holding gains (losses) arising during period	2.1	4.1	126.2
Less: reclassification adjustment for (gains) losses included in net income	(12.2)	(14.0)	(5.5)
Unrealized (losses) gains on derivatives	(10.1)	(9.9)	120.7
Defined benefit plans:
Net actuarial gains (losses) arising during period	23.5	13.4	(21.7)
Other	—	6.2	—
Defined benefit plans	23.5	19.6	(21.7)
Other comprehensive (loss) income, before tax	(17.5)	27.1	75.6
Income tax (expense) related to items of other comprehensive income (a)	(3.4)	(1.2)	(21.9)
Other comprehensive (loss) income, net of tax	(20.9)	25.9	53.7
COMPREHENSIVE INCOME	$451.0	$430.4	$740.4

(a)
Income tax (expense) benefit on unrealized (losses) gains on derivatives of $2.2 million, $2.4 million and $(27.3) million and on defined benefit plans of $(5.6) million, $(3.6) million and $5.4 million in 2024, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions)	December 28, 2024	December 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$381.1	$366.4
Accounts receivable less allowances for discounts and credit losses	514.4	534.2
Inventories	960.3	982.3
Other current assets	151.6	162.8
TOTAL CURRENT ASSETS	2,007.4	2,045.7
Property, plant and equipment, net of accumulated depreciation	999.2	975.0
Operating lease assets	148.1	173.8
Goodwill	1,992.0	1,906.8
Other intangible assets, net of accumulated amortization	1,297.2	1,354.7
Other assets	117.9	109.0
TOTAL ASSETS	$6,561.8	$6,565.0
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$499.6	$-
Accounts payable	513.9	568.1
Other current liabilities	588.8	632.3
TOTAL CURRENT LIABILITIES	1,602.3	1,200.4
Long-term debt	2,173.7	2,670.1
Deferred income taxes	117.4	111.3
Accrued defined benefit plans	32.5	47.3
Operating lease liabilities	121.6	143.3
Other non-current liabilities	92.3	99.2
TOTAL LIABILITIES	4,139.8	4,271.6
Commitments (Note 18) and Contingencies (Note 22)
Equity
Common stock (a)	1.9	1.9
Paid-in capital	3,189.3	3,134.5
Accumulated other comprehensive income	42.4	63.3
Retained earnings	2,956.8	2,605.3
Treasury stock	(3,768.4)	(3,511.6)
TOTAL EQUITY	2,422.0	2,293.4
TOTAL LIABILITIES AND EQUITY	$6,561.8	$6,565.0
(a)
Common stock, par value $0.01 per share, 187.9 million shares and 187.1 million shares issued at December 28, 2024 and December 30, 2023, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions)	December 28, 2024	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES
Net income	$471.9	$404.5	$686.7
Non-cash expense (income):
Depreciation	120.5	106.7	126.5
Amortization of intangibles	73.1	62.1	65.1
Non-cash lease expense	38.6	35.1	45.2
Stock-based compensation	39.3	34.2	50.2
Asset impairment charges	—	33.5	46.4
Recognition of actuarial loss (gain)	18.3	(0.5)	(1.2)
Deferred taxes	0.2	(26.1)	14.8
Other operating activities, net	(2.7)	3.1	7.1
Changes in assets and liabilities including effects subsequent to acquisitions
Decrease in accounts receivable	6.3	25.7	66.3
Decrease (increase) in inventories	16.6	148.8	(198.5)
(Decrease) increase in accounts payable	(29.3)	101.1	(161.2)
(Increase) decrease in other assets	(9.3)	170.0	14.0
(Decrease) in accrued taxes	(10.5)	(17.4)	(65.5)
(Decrease) in accrued expenses and other liabilities	(65.2)	(25.0)	(129.6)
NET CASH PROVIDED BY OPERATING ACTIVITIES	667.8	1,055.8	566.3
INVESTING ACTIVITIES
Capital expenditures(a)	(193.3)	(256.5)	(246.1)
Proceeds from the disposition of assets	26.9	2.8	8.2
Cost of acquisitions, net of cash acquired	(135.4)	(784.1)	(217.6)
Other investing activities, net	(1.1)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(302.9)	(1,037.8)	(455.5)
FINANCING ACTIVITIES
Increase in short-term debt	—	—	700.0
Repayment of short-term debt	—	(600.0)	(1,100.0)
Issuance of long-term debt	915.0	1,065.1	5,975.4
Repayment of long-term debt	(915.0)	(470.0)	(5,612.5)
Proceeds from the exercise of stock options	15.5	18.0	1.1
Employee withholding taxes paid related to stock-based compensation	(14.4)	(14.5)	(27.0)
Dividends to stockholders	(119.6)	(116.8)	(145.6)
Dividends received from MasterBrand	—	—	940.0
Cash retained by Masterbrand at Separation	—	—	(56.3)
Treasury stock purchases	(240.4)	(150.0)	(580.1)
Other financing activities, net	(4.5)	(3.1)	(22.5)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(363.4)	(271.3)	72.5
Effect of foreign exchange rate changes on cash	(11.5)	0.5	(11.1)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(10.0)	$(252.8)	$172.2
Cash, cash equivalents and restricted cash(b) at beginning of year	$395.5	$648.3	$476.1
Cash, cash equivalents and restricted cash(b) at end of year	$385.5	$395.5	$648.3
Cash paid during the year for
Interest	$126.6	$121.4	$102.9
Income taxes paid directly to taxing authorities	152.3	120.3	278.3
Dividends declared but not paid	30.9	30.3	29.4

(a)
Capital expenditures of $9.4 million, $34.1 million and $14.2 million that have not been paid as of December 28, 2024, December 30, 2023 and December 31, 2022, respectively, were excluded from the Consolidated Statement of Cash Flows.
(b)
Restricted cash of $1.3 million and $3.1 million is included in Other current assets and Other assets, respectively, as of December 28, 2024, $26.9 million and $2.2 million is included in Other current assets and Other assets, respectively, as of December 30, 2023 and $2.1 million and $3.7 million is included in Other current assets and Other assets, respectively, as of December 31, 2022 within our Consolidated Balance Sheet.

The Consolidated Statements of Cash Flows presented above include cash flows from continuing and discontinued operations. Refer to Note 5, "Discontinued Operations," for additional details.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions, except per share amounts)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2021	$1.9	$3,018.3	$(24.6)	$2,807.9	$(2,738.7)	$3,064.8
Comprehensive income:
Net income	$—	$—	$—	$686.7	$—	$686.7
Other comprehensive income	—	—	53.7	—	—	53.7
Distribution of MasterBrand	—	—	8.3	(1,973.5)	—	(1,965.2)
Dividends received from MasterBrand	—	—	—	940.0	—	940.0
Stock options exercised	—	1.1	—	—	—	1.1
Stock-based compensation	—	50.2	—	—	(27.0)	23.2
Treasury stock purchase	—	—	—	—	(580.1)	(580.1)
Dividends ($1.07 per Common share)	—	—	—	(137.3)	—	(137.3)
Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$2,086.9
Comprehensive income:
Net income	$—	$—	$—	$404.5	$—	$404.5
Other comprehensive income	—	—	19.7	—	—	19.7
Other	—	12.7	6.2	(5.3)	—	13.6
Stock options exercised	—	18.0	—	—	—	18.0
Stock-based compensation	—	34.2	—	—	(14.5)	19.7
Treasury stock purchase	—	—	—	—	(151.3)	(151.3)
Dividends ($0.93 per Common share)	—	—	—	(117.7)	—	(117.7)
Balance at December 30, 2023	$1.9	$3,134.5	$63.3	$2,605.3	$(3,511.6)	$2,293.4
Comprehensive income:
Net income	$—	$—	$—	$471.9	$—	$471.9
Other comprehensive income	—	—	(20.9)	—	—	(20.9)
Stock options exercised	—	15.5	—	—	—	15.5
Stock-based compensation	—	39.3	—	—	(14.4)	24.9
Treasury stock purchase	—	—	—	—	(242.4)	(242.4)
Dividends ($0.97 per Common share)	—	—	—	(120.4)	—	(120.4)
Balance at December 28, 2024	$1.9	$3,189.3	$42.4	$2,956.8	$(3,768.4)	$2,422.0

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

Basis of Presentation The consolidated financial statements in this Annual Report on Form 10-K have been derived from the accounts of the Company and its wholly-owned subsidiaries. Effective January 1, 2023, the Company changed its fiscal year end from December 31 to a 52- or 53-week fiscal year closing on the Saturday closest but not subsequent to December 31 of each year. These notes contain references to the years 2024, 2023 and 2022, which represents fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

On February 29, 2024, we acquired 100% of the outstanding equity of Wise Water Solutions LLC., doing business as SpringWell Water Filtration Systems ("SpringWell"), for a purchase price of $105.6 million, subject to post-closing adjustments, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit arrangements. The results of SpringWell are reported as part of the Water segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

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

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $7.0 million and $7.7 million as of December 28, 2024 and December 30, 2023, respectively.

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

No material impairments related to long-lived assets were recorded in 2024, 2023 or 2022.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of December 28, 2024, our leases have remaining lease terms of one to 33 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. Of our $518.8 million indefinite-lived tradenames, $215.6 million relate to our Water segment, $271.2 million relate to our Outdoors segment and $32.0 million relate to our Security segment as of December 28, 2024. There were no impairments for the year ended December 28, 2024. See Note 6, "Goodwill and Intangible Assets," for additional information.

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

Defined Benefit Plans We have a number of pension plans in the United States, covering many of the Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Except for an hourly Union group within our Security segment, all benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation – Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial gains or losses related to these assumptions represent the difference between actual and actuarially assumed experience. We recognize changes in the net actuarial gains or losses in other income, net to the extent they exceed 10 percent of the greater of the fair value of pension plan assets or projected benefit obligation for each plan (the “corridor”) in earnings immediately upon remeasurement. The measurement date for all plans was December 31 for the years ended 2024, 2023 and 2022. The Company applies the practical expedient under ASU 2015-04 to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to the fiscal year-end.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 28, 2024, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $25.2 million. It is reasonably possible that the unrecognized tax benefits may decrease by $6.1 million in the next 12 months primarily as a result of the lapse of statutes of U.S. federal, state and foreign income taxes.

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

Customer Program Costs Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs. The costs included in the selling, general and administrative expenses category were $31.0 million, $28.1 million and $24.7 million in 2024, 2023 and 2022, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs to store inventory ready for shipment to a customer; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $160.1 million, $161.3 million and $162.9 million in 2024, 2023 and 2022, respectively.

Advertising costs, which amounted to $235.8 million, $221.5 million and $220.7 million in 2024, 2023 and 2022, respectively, are generally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point-of-sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $50.9 million, $51.4 million and $47.7 million in 2024, 2023 and 2022, respectively. Advertising costs recorded in selling, general and administrative expenses were $184.9 million, $170.1 million and $173.0 million in 2024, 2023 and 2022, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $69.9 million, $64.6 million and $62.0 million in 2024, 2023 and 2022, respectively, are expensed as incurred within selling, general and administrative expenses.

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

Earnings Per Share Earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year. See Note 20, “Earnings Per Share,” for further discussion.

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

Deferred currency gains (losses) of $(0.4) million, $5.2 million and $4.7 million (before tax impact) were reclassified into earnings for 2024, 2023 and 2022, respectively. Based on foreign exchange rates as of December 28, 2024, we estimate that $12.5 million of net derivative gains included in AOCI as of December 28, 2024, will be reclassified to earnings within the next twelve months.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, which improves segment disclosure reporting requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for the Company for annual periods starting in 2024 and interim periods in 2025. Refer to Note 19, "Information on Business Segments" for the disclosures required by ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09 which requires expanded disclosure of the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We will adopt this ASU prospectively for the period ending December 27, 2025, and it will impact only our disclosures with no impacts to our financial statements and results of operations.

In November 2024, the FASB issued ASU 2024-03 which requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial statements and results of operations, we are currently evaluating when we will adopt the ASU.

3. Balance Sheet Information

Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	December 28, 2024	December 30, 2023
Inventories:
Raw materials and supplies	$329.2	$352.4
Work in process	56.8	83.2
Finished products	574.3	546.7
Total inventories	$960.3	$982.3
Property, plant and equipment:
Land and improvements	$58.7	$53.6
Buildings and improvements to leaseholds	332.0	320.3
Machinery and equipment	1,268.4	1,147.7
Construction in progress	357.6	383.2
Property, plant and equipment, gross	2,016.7	1,904.8
Less: accumulated depreciation	1,017.5	929.8
Property, plant and equipment, net of accumulated depreciation	$999.2	$975.0
Other current liabilities:
Accrued salaries, wages and other compensation	$113.9	$125.4
Accrued customer programs	226.2	221.2
Accrued taxes	26.7	31.5
Dividends payable	30.9	30.3
Other accrued expenses	191.1	223.9
Total other current liabilities	$588.8	$632.3

4. Acquisitions

SpringWell

On February 29, 2024, we acquired 100% of the outstanding equity of SpringWell for a purchase price of $105.6 million, subject to post-closing adjustments, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit arrangements. The results of SpringWell are reported as part of the Water segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

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

(In millions)	2023
Net sales	$4,811.2
Net income	$443.1

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

The following table summarizes the results of the discontinued operations for the year ended December 31, 2022.

(In millions)	2022
NET SALES	$3,199.7
Cost of products sold	2,279.3
Selling, general and administrative expense	619.7
Amortization of intangible asset	16.8
Asset impairment charges	46.4
Restructuring charges	25.1
DISCONTINUED OPERATING INCOME	212.4
Interest expense	0.2
Other expense, net	2.2
INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	210.0
Income taxes	63.2
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	$146.8

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

The following table summarizes the cash flows of MasterBrand, which are reflected in the consolidated statements of cash flows:

(In millions)	2022
Net cash provided by operating activities	$213.0
Net cash used in investing activities	(55.8)
Net cash used in financing activities	—
Effect of foreign exchange rate changes on cash	(0.2)
Net increase in cash and cash equivalents	$157.0

MasterBrand depreciation for 2022 was $43.6 million. MasterBrand amortization of intangibles for 2022 was $16.8 million. MasterBrand capital expenditures for 2022 were $55.8 million.

6. Goodwill and Identifiable Intangible Assets

The following table summarizes the changes in the carry value of goodwill by segment:

(In millions)	Water	Outdoors	Security	Total Goodwill
Balance at December 31, 2022(a)	$893.4	$651.0	$96.3	$1,640.7
Foreign currency translation adjustments and other	8.1	—	0.4	8.5
Acquisition-related adjustments	227.8	0.1	29.7	257.6
Balance at December 30, 2023(a)	$1,129.3	$651.1	$126.4	$1,906.8
Foreign currency translation adjustments and other	(5.3)	—	(1.2)	(6.5)
Acquisition-related adjustments	87.2	—	4.5	91.7
Balance at December 28, 2024(a)	$1,211.2	$651.1	$129.7	$1,992.0

(a)
Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization for each major category of intangible asset are as follows:

	As of December 28, 2024			As of December 30, 2023
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$518.8	$—	$518.8	$520.1	$—	$520.1
Amortizable intangible assets
Tradenames	76.1	(13.1)	63.0	58.4	(9.3)	49.1
Customer and contractual relationships	1,015.5	(346.2)	669.3	1,017.3	(289.4)	727.9
Patents/proprietary technology	138.9	(92.8)	46.1	138.2	(80.6)	57.6
Total	1,230.5	(452.1)	778.4	1,213.9	(379.3)	834.6
Total identifiable intangibles	$1,749.3	$(452.1)	$1,297.2	$1,734.0	$(379.3)	$1,354.7

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which include customer attrition rates and other relevant factors. We expect to record intangible amortization of approximately $75.0 million in 2025, $74.0 million in 2026, $71.0 million in 2027, $64.0 million in 2028 and $63.0 million in 2029.

During the fourth quarter of 2023, a reduction of revenue growth expectations, which were finalized during our annual planning process, led us to conclude that it was more likely than not that two indefinite-lived tradenames within our Outdoors segment were impaired. As a result of impairment tests performed, we recorded an impairment charge of $33.5 million related to the two indefinite-lived tradenames. As of December 30, 2023, the carrying value of these tradenames was $95.5 million.

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

7. Leases

We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease assets, other current liabilities and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 28, 2024 and December 30, 2023 were immaterial.

Operating lease expense recognized in the consolidated statement of comprehensive income for 2024, 2023 and 2022 were $46.1 million, $42.1 million and $37.4 million, respectively.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43.1	$36.5	$35.1
Right-of-use assets obtained in exchange for operating lease obligations	$14.0	$87.1	$21.6
Weighted average remaining lease term - operating leases	6.1 years	6.7 years	5.6 years
Weighted average discount rate - operating leases	5.0%	4.1%	3.6%

Future lease payments under non-cancelable operating leases as of December 28, 2024 were as follows:

(In millions)

2025	$38.6
2026	33.7
2027	26.0
2028	21.0
2029	16.6
Thereafter	44.7
Total lease payments	180.6
Less imputed interest	(27.5)
Total	$153.1
Reported as of December 28, 2024
Other current liabilities	$31.5
Operating lease liabilities	121.6
Total	$153.1

8. External Debt and Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of the Company's long-term debt, net of underwriting commissions, price discounts and debt issuance costs:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 28, 2024	December 30, 2023
4.000% Senior Notes	$500.0	June 2015	June 2025	$499.6	$498.9
3.250% Senior Notes	$700.0	September 2019	September 2029	696.5	695.7
4.000% Senior Notes	$450.0	March 2022	March 2032	446.7	446.2
4.500% Senior Notes	$450.0	March 2022	March 2052	436.4	435.9
5.875% Senior Notes	$600.0	June 2023	June 2033	594.1	593.4
Total Senior Notes				$2,673.3	$2,670.1
Less: current portion				499.6	—
Total long-term debt				$2,173.7	$2,670.1

Debt payments due during the next five years as of December 28, 2024 are $500 million in 2025, zero in 2026, zero in 2027, zero in 2028, $700 million in 2029 and $1,500 million in 2030 and beyond. Interest payments due during the next five years as of December 28, 2024 are $106.3 million in 2025, $192.5 million in 2026 through 2027, $192.5 million in 2028 through 2029 and $624.0 million in 2030 and beyond.

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of December 28, 2024 or December 30, 2023. As of December 28, 2024, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up $30.5 million in aggregate as of December 28, 2024 and December 30, 2023, of which there were no outstanding balances as of December 28, 2024 and December 30, 2023. The weighted-average interest rates on these borrowings were zero in 2024 and 2023.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. There were no outstanding borrowings under our Commercial Paper facility as of December 28, 2024 or December 30, 2023.

In our debt and credit agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 28, 2024.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. Commodity derivatives outstanding at December 28, 2024 and December 30, 2023 were not material to the Consolidated balance sheet or Consolidated statement of income.

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. There were no outstanding interest rate hedges as of December 28, 2024.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso, the Chinese yuan and the South African rand. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 28, 2024 was $547.8 million, representing a net settlement asset of $1.1 million. Based on foreign exchange rates as of December 28, 2024, we estimate that $12.5 million of net derivative gains included in accumulated other comprehensive income as of December 28, 2024 will be reclassified to earnings within the next twelve months.

We have entered into cross-currency swaps contracts to hedge both our Canadian dollar and Chinese yuan exposures of the Company's net investments in certain foreign subsidiaries. The cross-currency swap contracts expire at various dates through November 2026. As of December 28, 2024, the notional amount of the cross-currency swap contracts was $235.0 million. The cross-currency swap contracts were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within accumulated other comprehensive income and recognized in earnings upon termination of the respective net investment.

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the consolidated statements of income. The changes in the fair value of cash flow hedges are reported in other comprehensive income and are recognized in the consolidated statements of income when the hedged item affects earnings.

The fair values of foreign exchange and commodity derivative instruments on the consolidated balance sheets as of December 28, 2024 and December 30, 2023 were:

		Fair Value
(In millions)	Location	2024	2023
Assets:
Foreign exchange contracts	Other current assets	$3.8	$0.8
Net investment hedges	Other current assets	2.0	—
Net investment hedges	Other assets	2.8	—
	Total assets	$8.6	$0.8
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.7	$2.7
	Total liabilities	$2.7	$2.7

The effects of derivative financial instruments on the consolidated statements of income in 2024, 2023 and 2022 were:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2024
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$2,542.7	$120.5	$11.9
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	6.8
Derivative designated as hedging instruments	—	—	(10.1)
Gain on net investment hedging relationships	—	—	1.8
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	12.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,714.8	$116.5	$19.5
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	2.0
Derivative designated as hedging instruments	—	—	(0.4)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	5.2	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	9.0	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2022
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,790.1	$119.2	$12.0
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(22.4)
Derivative designated as hedging instruments	—	—	21.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.8	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(7.3)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	3.6	—

The cash flow hedges from continuing operations recognized in other comprehensive income were net gains of $2.1 million, $4.1 million and $119.0 million in 2024, 2023 and 2022 respectively.

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

The carrying value and fair value of debt as of December 28, 2024 and December 30, 2023 were as follows:

(In millions)	December 28, 2024		December 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,673.3	$2,522.5	$2,670.1	$2,562.4

The estimated fair value of our 2022 Revolving Credit Agreement is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 28, 2024 and December 30, 2023 were as follows:

(In millions)	Fair Value
	2024	2023
Assets:
Derivative asset financial instruments (level 2)	$8.6	$0.8
Liabilities:
Derivative liability financial instruments (level 2)	$2.7	$2.7

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

11. Common Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share and 60 million authorized shares of preferred stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2024 and 2023 were as follows:

	Common Shares		Treasury Shares
	2024	2023	2024	2023
Balance at the beginning of the year	126,287,327	128,040,559	60,848,871	58,132,478
Stock plan shares issued	783,060	963,161	—	—
Shares surrendered by optionees	(181,045)	(229,115)	181,045	229,115
Common stock repurchases	(3,251,827)	(2,487,278)	3,251,827	2,487,278
Balance at the end of the year	123,637,515	126,287,327	64,281,743	60,848,871

At December 28, 2024, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2024, we repurchased 3.3 million shares of outstanding common stock under the Company’s share repurchase program for $240.4 million. As of December 28, 2024, the Company’s total remaining share repurchase authorization under the then current program was approximately $484.4 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

12. Accumulated Other Comprehensive Income (Loss)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 28, 2024 and December 30, 2023 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income (Loss) Components			Affected Line Item in the Consolidated Statements of Income
	2024	2023
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(0.4)	$5.2	Cost of products sold
Interest rate contracts	12.6	9.0	Interest expense
Commodity contracts	—	(0.2)	Cost of products sold
Total before tax	12.2	14.0
Tax expense	(2.2)	(2.8)
Net of tax	$10.0	$11.2
Defined benefit plan items (a)
Recognition of actuarial (losses) gains	$(18.3)	$0.5	Other expense (income), net
Tax benefit	6.2	5.5
Net of tax	$(12.1)	$6.0
Total reclassifications for the period, net of tax	$(2.1)	$17.2

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$3.3	$2.9	$(30.8)	$(24.6)
Amounts classified into accumulated other comprehensive (loss) income	(23.4)	99.6	(14.6)	61.6
Amounts reclassified into earnings	—	(6.2)	(1.7)	(7.9)
Net current period other comprehensive (loss) income	(23.4)	93.4	(16.3)	53.7
Distribution of Masterbrand	8.0	(2.8)	3.1	8.3
Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4
Amounts classified into accumulated other comprehensive (loss) income	17.4	3.7	15.8	36.9
Other	—	—	6.2	6.2
Amounts reclassified into earnings	—	(11.2)	(6.0)	(17.2)
Net current period other comprehensive (loss) income	17.4	(7.5)	16.0	25.9
Balance at December 30, 2023	$5.3	$86.0	$(28.0)	$63.3
Amounts classified into accumulated other comprehensive (loss) income	(30.9)	2.1	5.8	(23.0)
Amounts reclassified into earnings	—	(10.0)	12.1	2.1
Net current period other comprehensive (loss) income	(30.9)	(7.9)	17.9	(20.9)
Balance at December 28, 2024	$(25.6)	$78.1	$(10.1)	$42.4

13. Stock-Based Compensation

As of December 28, 2024, we had awards outstanding under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan (the "2022 Plan") and the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”) (collectively, the "Plans"). In 2022, stockholders approved the 2022 Plan, which provides for the granting of stock options, performance share awards ("PSAs"), restricted stock units ("RSUs") and other equity-based awards to employees, directors and consultants. No new stock-based awards can be made under the 2013 Plan, but there are outstanding unvested RSUs, unvested PSAs and stock options that continue to be exercisable. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to awards under the 2013 Plan, may be recycled back into the total numbers of shares available for issuance under the 2022 Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares. As of December 28, 2024, approximately 3.7 million shares of common stock remained authorized for issuance under the 2022 Plan.

Stock-based compensation expense was as follows:

(In millions)	2024	2023	2022
Restricted stock units	$21.7	$22.1	$16.6
Stock option awards	6.0	5.3	6.6
Performance awards	11.8	6.1	15.6
Director awards	1.4	1.7	1.3
Total pre-tax expense	40.9	35.2	40.1
Tax benefit	5.5	7.9	9.2
Total after tax expense	$35.4	$27.3	$30.9

Included in compensation costs are cash-settled RSUs of $2.0 million, $1.3 million and $0.3 million that are classified as a liability as of December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Compensation costs that were capitalized in inventory were not material.

In connection with the Separation, outstanding equity awards granted to Company service providers were adjusted to preserve the intrinsic value of the awards held immediately before and after the Separation, with unvested annual PSAs converting into time-based RSUs. All outstanding equity awards granted to MasterBrand service providers were converted into replacement awards of MasterBrand equity under the same methodology and ceased to represent equity awards with respect to the Company.

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

A summary of activity with respect to RSUs outstanding under the Plans for the year ended December 28, 2024 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2023	847,929	$70.93
Granted	234,755	$79.21
Vested	(460,646)	$73.28
Forfeited	(37,150)	$70.36
Outstanding at December 28, 2024	584,888	$72.44

The remaining unrecognized pre-tax compensation cost related to RSUs at December 28, 2024 was approximately $17.2 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of RSUs that vested during 2024, 2023 and 2022 was $34.1 million, $35.8 million and $16.8 million, respectively.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2024	2023	2022
Current expected dividend yield	1.2%	1.5%	1.2%
Expected volatility	32.4%	34.8%	34.8%
Risk-free interest rate	4.3%	4.2%	2.3%
Expected term	5.3 years	5.4 years	5.2 years

In 2024, the determination of expected volatility is based on the volatility of Fortune Brands common stock. In 2023, the determination of expected volatility is based on the volatility of Fortune Brands common stock and a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. In 2022, the determination of expected volatility is based on the volatility of Fortune Brands common stock. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $26.13, $20.39 and $24.50, respectively.

A summary of stock option activity for the year ended December 28, 2024 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 30, 2023	2,204,029	$58.68
Granted	242,443	$79.83
Exercised	(304,121)	$50.67
Expired/forfeited	(30,095)	$68.71
Outstanding at December 28, 2024	2,112,256	$62.11

Options outstanding and exercisable at December 28, 2024 were as follows:

	Options Outstanding (a)			Options Exercisable (b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$20.00 to $100.00	2,112,256	5.73	$62.11	1,593,620	$59.26

(a)
At December 28, 2024, the aggregate intrinsic value of options outstanding was $21.0 million.
(b)
At December 28, 2024, the weighted-average remaining contractual life of options exercisable was 4.8 years and the aggregate intrinsic value of options exercisable was $18.8 million.

The remaining unrecognized compensation cost related to unvested awards at December 28, 2024 was $6.3 million, and the weighted-average period of time over which this cost will be recognized is 1.6 years. The fair value of options that vested during 2024, 2023 and 2022 was $5.5 million, $6.3 million and $26.2 million, respectively. The intrinsic value of Fortune Brands stock options exercised in 2024, 2023 and 2022 was $9.1 million, $8.5 million and $1.1 million, respectively.

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

The following table summarizes information about PSAs as of December 28, 2024, as well as activity during the fiscal year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 30, 2023	210,804	$62.89
Granted	171,477	$80.31
Vested	—	$—
Forfeited	(13,058)	$76.77
Non-vested at December 28, 2024	369,223	$70.49

The remaining unrecognized pre-tax compensation cost related to PSAs at December 28, 2024 was approximately $16.6 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years.

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plans. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director cash compensation paid in stock and can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2024, 2023 and 2022, we awarded 19,148, 27,094 and 17,649 shares of Company common stock to outside directors with a weighted-average fair value on the date of the award of $73.10, $64.13 and $73.94, respectively.

14. Revenue

Our principal performance obligations are the sale of faucets, accessories, kitchen sinks, waste disposals, fiberglass and steel entry-door systems, storm, screen and security doors, composite decking and railing, urethane millwork, wide-opening exterior door systems and outdoor enclosures, locks, safes, safety and security devices, connected and mechanical lock out tag out solutions, electronic security products, commercial cabinets, and kitchen and bath cabinets (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 18, "Commitments," for further discussion.

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

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $28.8 million and $26.7 million as of December 28, 2024 and December 30, 2023, respectively. Refund obligations are classified within Other current liabilities in our Consolidated Balance Sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within Other current assets in our Consolidated Balance Sheet and were approximately $4.3 million and $4.0 million as of December 28, 2024 and December 30, 2023, respectively.

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represents advanced payments and billings in excess of revenue recognized. Changes in the deferred revenue liabilities are as follows:

(In millions)
Balance December 31, 2022	$32.1
Amount from acquisitions	10.1
Customer deposits	30.1
Revenue recognized	(31.7)
Foreign currency and other	(0.4)
Balance December 30, 2023	$40.2
Amount from acquisitions	0.3
Customer deposits	28.5
Revenue recognized	(32.2)
Foreign currency and other	(0.5)
Balance December 28, 2024	$36.3

Deferred revenue liabilities of $24.4 million, $32.3 million and $32.1 million as of December 28, 2024, December 30, 2023 and December 31, 2022, respectively were included in Other current liabilities. In our Consolidated Balance Sheet, $11.9 million, $7.9 million and zero as of December 28, 2024, December 30, 2023 and December 31, 2022, respectively were included in Other noncurrent liabilities in our Consolidated Balance Sheet.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.

(In millions)	December 28, 2024	December 30, 2023	December 31, 2022
Wholesalers(a)	$2,247.7	$2,126.2	$2,100.0
Home Center retailers(b)	1,117.8	1,163.0	1,270.7
Other retailers(c)	443.5	418.8	392.9
U.S. net sales	3,809.0	3,708.0	3,763.6
International(d)	800.0	918.2	959.4
Net sales	$4,609.0	$4,626.2	$4,723.0
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

15. Defined Benefit Plans

We have a number of pension plans in the United States, covering many of the Company’s employees; however, the majority of these plans have been frozen to new participants, and benefit accruals were frozen for active participants on December 31, 2016. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2024 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

During the fourth quarter of 2024, the Company entered into two agreements with an insurance company to purchase group annuity contracts and transferred $266.6 million of pension plan obligations and related assets of two of its defined benefit pension plans, the MasterLock Pension Plan and Moen Incorporated Pension Plan (collectively, the "Plans"). The partial plan settlements resulted in a loss of $19.0 million, which is included in Other (expense) income, net on the Consolidated Statements of Income. The agreements cover approximately 4,100 retirees and other beneficiaries (the "Transferred Participants"). All Transferred Participants continued to receive their benefits from the Plans until January 1, 2025, at which time the insurance company began paying and administering the retirement benefits of the Transferred Participants. The transactions resulted in no changes to the amount of the benefits payable to the Transferred Participants.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$509.7	$543.6	$8.0	$9.0
Service cost	—	0.1	0.4	0.4
Interest cost	22.2	27.2	0.5	0.5
Actuarial gain	(23.9)	(0.5)	(0.4)	(1.3)
Benefits paid	(34.9)	(60.7)	(2.8)	(0.6)
Settlements	(266.6)	—	(0.1)	—
Projected benefit obligation at end of year	$206.5	$509.7	$5.6	$8.0
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$206.5	$509.7	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$468.0	$482.5	$—	$—
Actual return on plan assets	9.1	40.5	—	—
Employer contributions	1.5	5.7	1.2	0.6
Benefits paid	(34.9)	(60.7)	(1.2)	(0.6)
Settlements	(266.6)	—	—	—
Fair value of plan assets at end of year	$177.1	$468.0	$—	$—
Funded status (Fair value of plan assets less PBO)	$(29.4)	$(41.7)	$(5.6)	$(8.0)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2024	2023	2024	2023
Other current liabilities	$(1.6)	$(1.3)	$(1.0)	$(1.1)
Other non-current liabilities	(27.8)	(40.4)	(4.6)	(6.9)
Net amount recognized	$(29.4)	$(41.7)	$(5.6)	$(8.0)

The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net unrecognized actuarial loss (gain) at December 31, 2022	$49.7	$(0.5)
Recognition of actuarial gain	—	2.6
Current year actuarial (gain)	(12.5)	(1.5)
Recognition actuarial loss due to settlement	(2.0)	—
Net unrecognized actuarial loss at December 30, 2023	$35.2	$0.6
Recognition of actuarial gain	0.5	0.3
Current year actuarial (gain)	(3.9)	(1.4)
Recognition of actuarial loss due to settlement	(19.0)	—
Net unrecognized actuarial loss (gain) at December 28, 2024	$12.8	$(0.5)

Components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Service cost	$—	$0.1	$0.2	$0.4	$0.4	$0.4
Interest cost	22.2	27.2	20.4	0.5	0.5	0.4
Expected return on plan assets	(29.1)	(28.6)	(28.1)	—	—	—
Recognition of actuarial gains	(0.5)	—	(0.3)	(0.3)	(2.6)	(1.0)
Settlement loss	19.0	2.0	—	—	—	—
Net periodic benefit cost (income)	$11.6	$0.7	$(7.8)	$0.6	$(1.7)	$(0.2)

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted-Average Assumption Used to Determine Benefit Obligations:
Discount rate	5.7%	5.0%	5.2%	7.1%	6.0%	5.8%
Weighted-Average Assumptions Used to Determine Net Cost:
Discount rate	5.0%	5.2%	2.9%	6.0%	5.8%	3.9%
Expected long-term rate of return on plan assets	7.3%	6.1%	4.4%	—	—	—

	Postretirement Benefits
	2024		2023
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations:
Health care cost trend rate assumed for next year	7.1/7.5%	(a)	7.3/6.9%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2035		2033
Assumed Health Care Cost Trend Rates Used to Determine Net Cost:
Health care cost trend rate assumed for next year	7.3/6.9%	(a)	5.8/6.3%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2033		2028

(a)
The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 28, 2024 and December 30, 2023 were as follows:

2024
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.6	$2.6	$—	$—
Other investments (a)	23.8	—	23.8	—
Fair value excluding investments measured at net asset value	$26.4
Collective trusts:
Equity	$27.3
Fixed income	95.1
Multi-strategy hedge funds	12.1
Real estate	16.2
Investments measured at net asset value	$150.7
Total plan assets at fair value	$177.1

(a) - Other investments consist of future contracts on U.S. Treasury notes and bonds primarily used to hedge interest rate exposures.

2023
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Group annuity/insurance contracts	$26.8	$—	$—	$26.8
Fair value excluding investments measured at net asset value	$26.8
Collective trusts:
Cash and cash equivalents	$17.5
Equity	121.2
Fixed income	267.2
Multi-strategy hedge funds	16.3
Real estate	19.0
Investments measured at net asset value	$441.2
Total plan assets at fair value	$468.0

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2024	2023
Beginning of year	$26.8	$26.0
(Losses) gains on assets during the period	(0.6)	0.8
Sales and settlements	(26.2)	—
End of year	$—	$26.8

Our defined benefit plans Master Trust own a variety of investment assets. Certain investment assets are measured using net asset value per share as a practical expedient per ASC 820. Investments measured using net asset value per share totaled $150.7 million and $441.2 million as of December 28, 2024 and December 30, 2023, respectively.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 28, 2024, we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The defined benefit asset allocation policy of the plans allows for a return-seeking portfolio allocation of 0% to 50% and liability-hedging portfolio allocation of 50% to 100%. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocations meets the needs of the liability structure.

Our 2025 expected blended long-term rate of return on plan assets of 6.2% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2025	$10.5	$1.1
2026	11.5	1.0
2027	12.3	0.9
2028	12.8	0.9
2029	13.4	0.8
Years 2030-2034	75.2	4.2

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans for the benefit of eligible employees. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $35.5 million, $28.7 million and $36.3 million in 2024, 2023 and 2022, respectively.

16. Income Taxes

The components of income from continuing operations before income taxes and noncontrolling interests were as follows:

(In millions)	2024	2023	2022
Domestic operations	$518.8	$418.1	$563.1
Foreign operations	86.7	99.8	104.0
Income from continuing operations before income taxes	$605.5	$517.9	$667.1

Income tax expense in the consolidated statement of income consisted of the following:

(In millions)	2024	2023	2022
Current
Federal	$97.3	$86.9	$62.4
Foreign	20.7	38.3	34.3
State and other	15.6	15.2	16.0
Deferred
Federal	1.4	(21.2)	15.3
Foreign	0.2	(3.5)	1.5
State and Local	(1.6)	(3.3)	(2.3)
Total income tax expense	$133.6	$112.4	$127.2

A reconciliation between the federal statutory tax rate and the effective tax rate is as follows:

(In millions)	2024	2023	2022
Income tax expense computed at federal statutory income tax rate	$127.2	$108.8	$140.1
State and local income taxes, net of federal tax benefit	18.9	13.2	13.2
Foreign taxes at a different rate than U.S. federal statutory income tax rate	4.6	5.2	9.1
Net adjustments for uncertain tax positions	(4.7)	(8.0)	(26.2)
Share-based compensation	(2.0)	(1.3)	(5.4)
Valuation allowance (decrease) increase	(7.8)	1.7	(5.8)
Non-deductible executive compensation	3.9	3.5	7.5
Research and development credit	(4.4)	(5.1)	(3.0)
Miscellaneous other, net	(2.1)	(5.6)	(2.3)
Income tax expense as reported	$133.6	$112.4	$127.2
Effective income tax rate	22.1%	21.7%	19.1%

The 2024 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation, partially offset by favorable benefits related to a valuation allowance release and decreases in uncertain tax positions and tax credits.

The 2023 and 2022 effective income tax rates were unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation. Both 2023 and 2022 expenses were offset by favorable benefits for the release of uncertain tax positions, primarily related to statute of limitations lapses, tax credits and share-based compensation. The 2022 effective income rate was also favorably impacted by audit closures and a valuation allowance decrease.

In 2021, the Organization for Economic Cooperation & Development (“OECD”), with the support of over 130 countries, endorsed a framework (“Pillar Two”), which includes establishing a 15 percent global minimum corporate tax rate on a country-by-country basis. Numerous countries have adopted legislation in support of Pillar Two or are in the process of doing so, with certain rules that became effective on January 1, 2024, and the remainder that became effective on January 1, 2025. Pillar Two did not have a material impact on the Company's financial statements in 2024. The Company is continuing to monitor and evaluate Pillar Two legislation and does not expect it to have a material impact on the Company’s tax liability in 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

(In millions)	2024	2023	2022
Unrecognized tax benefits—beginning of year	$25.6	$33.4	$83.1
Gross additions—current year tax positions	1.9	2.1	2.1
Gross additions—prior year tax positions	5.7	0.2	—
Gross reductions—prior year tax positions	(8.0)	(10.1)	(50.5)
Gross reductions—settlements with taxing authorities	—	—	(1.3)
Unrecognized tax benefits—end of year	$25.2	$25.6	$33.4

The amount of UTBs that, if recognized as of December 28, 2024, would affect the Company’s effective tax rate is $25.2 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease by $6.1 million primarily as a result of the lapse of statutes of U.S. federal, state and foreign income taxes.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2024, the Company recognized an interest and penalty benefit of $1.6 million. In 2023 and 2022, the Company recognized an interest and penalty expense of approximately $1.2 million and a $6.4 million benefit, respectively.

The Company files income tax returns in the U.S., various state, and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for 2022 and is generally subject to examination by the IRS for years 2021 and later. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2019, Mexico for years after 2018 and China for years after 2018.

The components of net deferred tax assets (liabilities) as of December 28, 2024 and December 30, 2023 were as follows:

(In millions)	2024	2023
Deferred tax assets:
Compensation and benefits	$27.2	$29.5
Defined benefit plans	7.7	10.9
Capitalized inventories	18.1	24.5
Capitalized research and development costs	54.0	37.4
Accounts receivable	6.5	4.9
Operating lease liabilities	37.7	43.2
Other accrued expenses	35.8	40.3
Net operating loss and other tax carryforwards	29.1	27.5
Valuation allowance	(8.0)	(15.1)
Miscellaneous	6.3	6.7
Total deferred tax assets	214.4	209.8
Deferred tax liabilities:
Fixed assets	(81.3)	(75.1)
Intangible assets	(163.5)	(153.2)
Operating lease assets	(36.4)	(42.7)
Other investments	(24.8)	(26.4)
Miscellaneous	(6.4)	(5.2)
Total deferred tax liabilities	(312.4)	(302.6)
Net deferred tax liability	$(98.0)	$(92.8)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the consolidated balance sheets as of December 28, 2024 and December 30, 2023 as follows:

(In millions)	2024	2023
Other assets	19.4	18.5
Deferred income taxes	(117.4)	(111.3)
Net deferred tax liability	$(98.0)	$(92.8)

As of December 28, 2024 and December 30, 2023, the Company had deferred tax assets related to net operating losses and other tax carryforwards of $29.1 million and $27.5 million, respectively. Approximately $3.8 million expires between 2025 and 2029, and the remainder will expire in 2030 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets. The valuation allowance is $8.0 million in 2024 and $15.1 million in 2023. Management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017, were subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of these earnings. As of December 28, 2024, the Company has recorded an estimated deferred tax liability of $0.6 million for taxes that will be payable upon distribution of these earnings.

Subsequent to December 31, 2017, we consider the unremitted earnings of certain foreign subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. We have not provided deferred taxes on the remaining book over tax outside basis difference of $270.3 million related to these subsidiaries. The amount of unrecognized deferred tax liabilities for local country withholding taxes that would be owed related to these earnings is $18.0 million.

17. Restructuring and Other Charges

Restructuring and other charges for the year ended December 28, 2024 were as follows:

	Year Ended December 28, 2024
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water	$5.9	$2.6	$—	$8.5
Outdoors	5.0	14.8	—	19.8
Security	3.8	7.7	—	11.5
Corporate	1.5	—	—	1.5
Total	$16.2	$25.1	$—	$41.3

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

Restructuring and other charges in 2024 are largely related to a product-line rationalization within our Outdoors segment, the previously announced closure of a manufacturing facility within our Security segment, and headcount actions across all segments.

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

Restructuring and other charges in 2023 are largely related to costs associated with the closure of the same manufacturing facility within our Security segment and headcount actions across all segments.

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

Reconciliation of Restructuring Liability

(In millions)	Balance at December 30, 2023	2024 Provision	Cash Expenditures (a)	Non-Cash Write-offs and Other	Balance at December 28, 2024
Workforce reduction costs	$14.6	$12.5	$(20.9)	$-	$6.2
Other	7.1	3.7	(2.5)	(0.6)	7.7
	$21.7	$16.2	$(23.4)	$(0.6)	$13.9

(a)
Cash expenditures primarily related to severance charges.

(In millions)	Balance at December 31, 2022	2023 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at December 30, 2023
Workforce reduction costs	$16.2	$17.9	$(20.1)	$0.6	$14.6
Other	13.5	14.6	(1.1)	$(19.9)	7.1
	$29.7	$32.5	$(21.2)	$(19.3)	$21.7

(a)
Cash expenditures primarily related to severance charges.

18. Commitments

Purchase Obligations

Purchase obligations of the Company as of December 28, 2024 were $545.1 million, of which $522.4 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms, and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for 2024, 2023, and 2022.

(In millions)	2024	2023	2022
Reserve balance at the beginning of the year	$18.4	$20.1	$19.5
Provision for warranties issued	9.0	8.7	8.1
Settlements made (in cash or in kind)	(9.1)	(10.4)	(9.0)
Acquisition	2.0	—	1.7
Foreign currency	(0.1)	—	(0.2)
Reserve balance at end of year	$20.2	$18.4	$20.1

19. Information on Business Segments

The Company’s operations are structured into three segments, Water, Outdoors and Security. These segments are strategic business units with differing products and services.

The chief operating decision maker (“CODM”), our Chief Executive Officer, uses operating income to evaluate the performance of our segments and to make resource allocation decisions. Segment operating income excludes unallocated corporate costs. Operating income is the primary measure of segment profitability used in internal management reporting to the CODM. This measure is used to view operating trends, perform analytical comparisons and benchmark performance between periods, and to evaluate historical and forecasted financial performance as well as performance relative to our competitors. The monthly and quarterly results provided to the CODM include the net sales and operating income or loss of the consolidated Company and each segment. These financial results are reviewed against budget and the prior year in evaluating the performance of the segment. The CODM is also regularly provided qualitative and quantitative metrics to establish an understanding of drivers to the overall performance. The metrics provided include information at a functional level for the Company's operations and supply chain in addition to each segment. These metrics also include service and quality ratings, brand awareness, market performance and outlook, working capital efficiency, operational plant efficiency, commodity pricing, capital spending and an overview of transformation initiatives.

The significant expense categories and amounts shown below align with the segment level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts below. Other operating expenses principally consist of cost of sales and selling, general and administrative expenses, which are not provided to the CODM in managing performance of the operating segments.

The Water segment manufactures or assembles and sells faucets, accessories, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa, Shaws, Emtek, Schaub and SpringWell brands. The Outdoors segment includes fiberglass and steel entry door systems under the Therma-Tru brand name, storm, screen and security doors under the Larson brand name, composite decking and railing under the Fiberon brand name, urethane millwork under the Fypon brand name and wide-opening exterior door systems and outdoor enclosures under the Solar Innovations brand. The Security segment includes locks, safety and security devices, connected and mechanical lock out tag out solutions and electronic security products under the Master Lock, American Lock, Yale and August brands, and fire-resistant safes, security containers and commercial cabinets under the SentrySafe brand. Corporate expenses consist primarily of headquarters administrative expenses. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France.

(In millions)	Water	Outdoors	Security	Total 2024
Net sales	$2,564.6	$1,350.1	$694.3	$4,609.0
Depreciation	44.2	54.3	20.0	118.5
Amortization of Intangibles	39.5	30.0	3.6	73.1
Restructuring and other charges	8.5	19.8	11.5	39.8
Other segment Items (1)	1,877.3	1,048.0	558.8	3,484.1
Unallocated Expenses	—	—	—	155.6
Total operating income	$595.1	$198.0	$100.4	$737.9

(1) Other segment items recognized during the year ended December 28, 2024 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Total 2023
Net sales	$2,562.2	$1,341.1	$722.9	$4,626.2
Depreciation	40.4	34.5	29.8	104.7
Amortization of Intangibles	28.9	30.0	3.2	62.1
Restructuring and other charges	4.8	4.1	44.6	53.5
Other segment Items (1)	1,913.8	1,139.0	582.9	3,635.7
Unallocated Expenses	—	—	—	155.3
Total operating income	$574.3	$133.5	$62.4	$614.9

(1) Other segment items recognized during the year ended December 30, 2023 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Total 2022
Net sales	$2,570.2	$1,517.4	$635.4	$4,723.0
Depreciation	34.9	32.3	13.2	80.4
Amortization of Intangibles	16.2	30.2	1.9	48.3
Restructuring and other charges	6.9	18.3	0.6	25.8
Other segment Items (1)	1,897.6	1,242.4	524.3	3,664.3
Unallocated Expenses	—	—	—	129.9
Total operating income	$614.6	$194.2	$95.4	$774.3

(1) Other segment items recognized during the year ended December 31, 2022 include cost of sales and selling, general, and administrative expenses.

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2024, 2023 and 2022. All of our business segments sell to The Home Depot and Lowe’s. Net sales to The Home Depot were 10%, 10% and 12% of net sales in 2024, 2023 and 2022, respectively. Net sales to Lowe’s were 11%, 11% and 12% of net sales in 2024, 2023 and 2022, respectively.

(In millions)	2024	2023	2022
Total assets:
Water	$3,539.2	$3,492.2	$2,674.4
Outdoors	2,169.3	2,205.3	2,214.6
Security	649.7	721.0	605.4
Corporate	203.6	146.5	626.5
Total assets	$6,561.8	$6,565.0	$6,120.9
Capital expenditures:
Water	$72.6	$104.7	$52.1
Outdoors	64.4	140.0	120.2
Security	21.5	10.4	17.9
Corporate	34.8	1.4	—
Capital expenditures, gross	193.3	256.5	190.2
Less: proceeds from disposition of assets	(26.9)	(2.8)	(8.2)
Capital expenditures, net	$166.4	$253.7	$182.0
Net sales by geographic region (a):
United States	$3,809.0	$3,708.0	$3,763.6
China	233.6	335.2	363.9
Canada	344.5	352.4	368.2
Other international	221.9	230.6	227.3
Net sales	$4,609.0	$4,626.2	$4,723.0
Property, plant and equipment, net:
United States	$816.4	$798.0	$673.5
Mexico	59.0	62.9	55.9
Canada	6.7	7.6	7.3
China	14.5	17.3	20.1
Other international	102.6	89.2	26.9
Property, plant and equipment, net	$999.2	$975.0	$783.7

(a)
Based on country of destination.

20. Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	2024	2023	2022
Income from continuing operations	$471.9	$405.5	$539.9
Income from discontinued operations	—	(1.0)	146.8
Net income	$471.9	$404.5	$686.7
Earnings per common share
Basic
Continuing operations	$3.78	$3.20	$4.14
Discontinued operations	—	(0.01)	1.13
Basic earnings per share	$3.78	$3.19	$5.27
Diluted
Continuing operations	$3.75	$3.17	$4.11
Discontinued operations	—	—	1.12
Diluted earnings per share	$3.75	$3.17	$5.23
Basic average shares outstanding(a)	124.8	126.9	130.3
Stock-based awards	0.9	0.8	1.0
Diluted average shares outstanding(a)	125.7	127.7	131.3
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	0.6	0.9	1.3
(a)
Reflects the impact of share repurchases during the years ended December 28, 2024, and December 30, 2023 and December 31, 2022, respectively.

21. Other Expense (Income), Net

The components of other expense (income), net, for 2024, 2023 and 2022 were as follows:

(In millions)	2024	2023	2022
Defined benefit plan cost (income)	$11.7	$(1.6)	$(8.7)
Interest income	(5.1)	(14.2)	(5.8)
Foreign currency losses (gains)	4.7	(3.4)	3.3
Other items, net	0.6	(0.3)	(0.8)
Total other expense (income), net	$11.9	$(19.5)	$(12.0)

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

23. Subsequent Events

On February 4, 2025, the Company's Board of Directors authorized the repurchase of up to $1 billion of shares of the Company’s outstanding common stock over the next two years on the open market or in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), in accordance with applicable securities laws. The new $1 billion share repurchase authorization replaced a then existing authorization, effective on February 4, 2025, that otherwise would have expired on January 29, 2026.

The new purchases, if made, will occur from time to time depending on market conditions. The newly announced share repurchase authorization does not obligate the Company to repurchase any dollar amount or number of shares of common stock. The authorization is in effect until February 4, 2027, and may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2024.

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over "financial reporting", as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 28, 2024.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024, as stated in their report, which appears herein.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fourth quarter of 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Proposal 1 – Election of Directors,” “Corporate Governance - Board Committees - Audit Committee” and, if applicable, “Delinquent Section 16(a) Reports” contained in the 2025 Proxy Statement, which information is incorporated herein by reference. See the information under the caption "Information about our current Executive Officers" contained in Part I of this Annual Report on Form 10-K.

The Company’s Board of Directors has adopted a Code of Business Conduct & Ethics that sets forth various policies and procedures intended to promote the ethical behavior of all of the Company’s employees, officers and directors. The Company’s Board of Directors has also adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct & Ethics and the Code of Ethics for Senior Financial Officers are available, free of charge, on the Company’s website, http://ir.fbin.com/governing-high-standards. A copy of these documents is also available and will be sent to stockholders free of charge upon written request to the Company’s Secretary. Any amendment to, or waiver from, the provisions of the Code of Business Conduct & Ethics or the Code of Ethics for Senior Financial Officers that applies to any of those officers will be posted to the same location on the Company’s website.

The Company has adopted an insider trading policy which governs transactions in our securities by the Company’s directors, officers, employees, consultants, and contractors and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance - Board Committees - Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “2024 Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2025 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2025 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2025 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2025 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2025 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements, Financial Statement Schedules and Exhibits.
(1)
Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof. (PCAOB ID Number: 238)

(2)
Financial Statement Schedules

See Financial Statement Schedule of the Company and subsidiaries at page 98.

(3)
Exhibits

2.1.

Equity Purchase Agreement, dated November 16, 2020, between Fortune Brands Doors, Inc., Fortune Brands Home & Security, Inc. and the owners of Larson Manufacturing Company of South Dakota and its affiliated companies, is incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed on February 24, 2021.

2.2.

Separation and Distribution Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc., is incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 16, 2022.

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

10.4.

Indemnification Agreement, dated as of September 14, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Suntory Global Spirits Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2011.

10.5.

Tax Allocation Agreement, dated as of September 28, 2011, by and between Fortune Brands Home & Security, Inc. and Fortune Brands, Inc. (N/K/A Suntory Global Spirits Inc.) is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2011.

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
10.9.

Fortune Brands Innovations, Inc. Annual Executive Incentive Compensation Plan, as amended and restated February 27, 2024, is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on February 27, 2024.*

10.10.	Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 5, 2013.*
10.11.

Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016.*

10.12.

Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, effective as of May 3, 2022, is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 21, 2022.*

10.13.

Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014.*

10.14.

Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.15.

Form of Stock Option Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.16.

Form of Stock Option Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.17.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.18.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.19.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.20.

Form of Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.21.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 27, 2024.*

10.22.

Form of Performance Share Award Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2024.*

10.23.

Form of Stock Option Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 27, 2024.*

10.24.

Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Nicholas I. Fink, David V. Barry, Hiranda S. Donoghue, John D. Lee, Matthew E. Novak, Kristin E. Papesh, Cheri M. Phyfer and Ron Wilson, is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018.*

10.25.

Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.26.

Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017, is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.*

10.27.

Fortune Brands Innovations, Inc. Directors' Deferred Compensation Plan, as amended and restated as of September 18, 2023, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

10.28.

Second Amendment to the Fortune Brands Innovations, Inc. Deferred Compensation Plan, dated as of September 29, 2023, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

10.29.

Fortune Brands Innovations, Inc. Non-Employee Director Stock Election Program, effective as of January 1, 2024, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

19.	Insider Trading and Reporting Policy.**
21.	Subsidiaries of the Company.**
23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.**
24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.**
31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.**
97.	Clawback Policy, effective as of November 30, 2023, is incorporated herein by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 27, 2024.
101.

The following materials from the Fortune Brands Innovations, Inc. Annual Report on Form 10‑K for the year ended December 28, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.**

104.	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline XBRL and contained in Exhibit 101.**

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

FORTUNE BRANDS INNOVATIONS, INC. (The Company)

Date: February 25, 2025	By:
/s/ david v. barry
David V. Barry Executive Vice President and Chief Financial Officer and President, Security and Connected Products (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ nicholas i. fink	/s/ ann fritz hackett*
Nicholas I. Fink, Chief Executive Officer and Director (principal executive officer) Date: February 25, 2025	Ann Fritz Hackett, Director Date: February 25, 2025

/s/ david v. barry	/s/ susan s. kilsby*
David V. Barry, Executive Vice President and Chief Financial Officer and President, Security and Connected Products (principal financial officer) Date: February 25, 2025	Susan S. Kilsby, Director Date: February 25, 2025

/s/ karen ries	/s/ a.d. david mackay*
Karen Ries, Senior Vice President and Chief Accounting Officer (principal accounting officer)	A.D. David Mackay, Director Date: February 25, 2025
Date: February 25, 2025

/s/ amit banati*	/s/ jeffery s. perry*
Amit Banati, Director Date: February 25, 2025	Jeffery S. Perry, Director Date: February 25, 2025

/s/ amee chande*	/s/ stephanie pugliese*
Amee Chande, Director Date: February 25, 2025	Stephanie Pugliese, Director Date: February 25, 2025

/s/ irial finan*
Irial Finan, Director Date: February 25, 2025

*By:	/s/ hiranda s. donoghue
Hiranda S. Donoghue, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions (a)	Business Acquisition (b)	Balance at End of Period
2024:
Allowance for cash discounts and sales allowances	$120.8	$350.6	$(362.0)	$—	$109.4
Allowance for credit losses	7.7	3.8	(4.5)	—	7.0
Allowance for deferred tax assets	15.1	(7.1)	—	—	8.0
2023:
Allowance for cash discounts and sales allowances	$116.2	$340.1	$(342.2)	$6.7	$120.8
Allowance for credit losses	5.5	5.2	(6.2)	3.2	7.7
Allowance for deferred tax assets	13.8	1.3	—	—	15.1
2022:
Allowance for cash discounts and sales allowances	$135.9	$287.0	$(306.7)	$—	$116.2
Allowance for credit losses	5.7	3.7	(3.9)	—	5.5
Allowance for deferred tax assets	20.7	(6.9)	—	—	13.8

(a)
Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.
(b)
Represents purchase accounting adjustment related to the Acquired Businesses within our Water and Security segments in 2023.