Form 10-Q
period 2025-03-29
Fortune Brands Innovations, Inc.
filed 2025-05-07
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 18, 2025 was 120,260,641.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Thirteen Weeks Ended March 29, 2025 and March 30, 2024

(In millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Net sales	$1,033.1	$1,109.6
Cost of products sold	578.4	622.0
Selling, general and administrative expenses	314.9	311.6
Amortization of intangible assets	18.0	17.8
Restructuring charges	24.8	2.8
Operating income	97.0	155.4
Interest expense	28.6	30.1
Other (income) expense, net	(1.0)	0.1
Income before taxes	69.4	125.2
Income taxes	18.0	28.8
Net income	$51.4	$96.4

Basic earnings per common share	$0.42	$0.77
Diluted earnings per common share	$0.42	$0.76

Comprehensive income	$57.7	$84.4

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 29, 2025	December 28, 2024
Assets
Current assets
Cash and cash equivalents	$340.0	$381.1
Accounts receivable less allowance for credit losses of $8.4 and $7.0	563.7	514.4
Inventories	1,003.5	960.3
Other current assets	154.8	151.6
Total current assets	2,062.0	2,007.4
Property, plant and equipment, net	992.4	999.2
Operating lease assets	139.7	148.1
Goodwill	1,996.7	1,992.0
Other intangible assets, net of accumulated amortization	1,281.4	1,297.2
Other assets	112.6	117.9
Total assets	$6,584.8	$6,561.8
Liabilities and equity
Current liabilities
Short-term debt	$499.8	$499.6
Accounts payable	519.7	513.9
Other current liabilities	442.4	588.8
Total current liabilities	1,461.9	1,602.3
Long-term debt	2,453.7	2,173.7
Deferred income taxes	114.6	117.4
Accrued defined benefit plans	31.2	32.5
Operating lease liabilities	115.9	121.6
Other non-current liabilities	102.9	92.3
Total liabilities	4,280.2	4,139.8
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,197.3	3,189.3
Accumulated other comprehensive income	48.7	42.4
Retained earnings	3,008.6	2,956.8
Treasury stock	(3,951.9)	(3,768.4)
Total stockholders' equity	2,304.6	2,422.0
Total liabilities and equity	$6,584.8	$6,561.8

(a) Common stock, par value $0.01 per share; 188.2 million shares and 187.9 million shares issued at March 29, 2025 and December 28, 2024, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended March 29, 2025 and March 30, 2024

(In millions)

(Unaudited)

	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Operating activities
Net income	$51.4	$96.4
Non-cash adjustments:
Depreciation	33.3	28.3
Amortization of intangibles	18.0	17.8
Non-cash lease expense	9.4	9.3
Stock-based compensation	7.4	9.7
Deferred taxes	1.7	8.8
Other operating activities, net	0.9	1.2
Changes in operating assets and liabilities:
Increase in accounts receivable	(48.8)	(81.4)
Increase in inventories	(41.2)	(43.7)
Increase in accounts payable	12.4	30.2
Increase in other assets	(8.7)	(14.8)
Decrease in accrued expenses and other liabilities	(129.7)	(137.1)
Increase in accrued taxes	10.5	4.0
Net cash used in operating activities	(83.4)	(71.3)
Investing activities
Capital expenditures (a)	(29.2)	(64.6)
Cost of acquisitions, net of cash acquired	-	(105.2)
Net cash used in investing activities	(29.2)	(169.8)
Financing activities
Issuance of long-term debt	420.0	465.0
Repayment of long-term debt	(140.0)	(90.0)
Proceeds from the exercise of stock options	0.6	6.3
Treasury stock purchases	(175.0)	(100.0)
Employee withholding taxes related to stock-based compensation	(6.9)	(12.4)
Dividends to stockholders	(30.5)	(30.1)
Other financing activities, net	(0.2)	(0.1)
Net cash provided by financing activities	68.0	238.7
Effect of foreign exchange rate changes on cash	3.0	(5.0)
Net decrease in cash and cash equivalents	$(41.6)	$(7.4)
Cash, cash equivalents and restricted cash(b) at beginning of period	$385.5	$395.5
Cash, cash equivalents and restricted cash(b) at end of period	$343.9	$388.1
(a)
Capital expenditures of $5.1 million and $9.2 million that had not been paid as of March 29, 2025 and March 30, 2024, respectively, were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $1.3 million and $2.6 million is included in Other current assets and Other assets, respectively, as of March 29, 2025 and restricted cash of $25.9 million and $2.5 million is included in Other current assets and Other assets, respectively, as of March 30, 2024. Restricted cash of $1.3 million and $3.1 million is included in Other current assets and Other assets, respectively, as of December 28, 2024.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Thirteen Weeks Ended March 29, 2025 and March 30, 2024

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 30, 2023	$1.9	$3,134.5	$63.3	$2,605.3	$(3,511.6)	$2,293.4
Comprehensive income:
Net income	-	-	-	96.4	-	96.4
Other comprehensive income	-	-	(12.0)	-	-	(12.0)
Stock options exercised	-	6.3	-	-	-	6.3
Stock-based compensation	-	9.7	-	-	(12.4)	(2.7)
Treasury stock purchases	-	-	-	-	(100.7)	(100.7)
Dividends	-	-	-	0.1	-	0.1
Balance at March 30, 2024	$1.9	$3,150.5	$51.3	$2,701.8	$(3,624.7)	$2,280.8

Balance at December 28, 2024	$1.9	$3,189.3	$42.4	$2,956.8	$(3,768.4)	$2,422.0
Comprehensive income:
Net income	-	-	-	51.4	-	51.4
Other comprehensive income	-	-	6.3	-	-	6.3
Stock options exercised	-	0.6	-	-	-	0.6
Stock-based compensation	-	7.4	-	-	(6.9)	0.5
Treasury stock purchases	-	-	-	-	(176.6)	(176.6)
Dividends	-	-	-	0.4	-	0.4
Balance at March 29, 2025	$1.9	$3,197.3	$48.7	$3,008.6	$(3,951.9)	$2,304.6

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

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 28, 2024 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 28, 2024.

The condensed consolidated balance sheets as of March 29, 2025, the related condensed consolidated statements of comprehensive income, equity and cash flows for the thirteen weeks ended March 29, 2025 and the condensed consolidated statements of comprehensive income, equity and cash flows for the thirteen weeks ended March 30, 2024 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 which requires expanded disclosure of the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We will adopt this ASU prospectively for the annual period ending December 27, 2025, and it will only impact our disclosures with no impact to our financial statements or results of operations.

In November 2024, the FASB issued ASU 2024-03 which requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial statements or results of operations, we are currently evaluating when we will adopt the ASU.

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 29, 2025	December 28, 2024
Inventories:
Raw materials and supplies	$333.9	$329.2
Work in process	55.2	56.8
Finished products	614.4	574.3
Total inventories	$1,003.5	$960.3

Property, plant and equipment, gross	$2,037.8	$2,016.7
Less: accumulated depreciation	1,045.4	1,017.5
Property, plant and equipment, net	$992.4	$999.2

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions

SpringWell

On February 29, 2024, we acquired 100% of the outstanding equity interests of Wise Water Solutions, LLC, doing business as Springwell Water Filtration Systems ("SpringWell") for a purchase price of $105.6 million, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit facility. The results of SpringWell are reported as part of the Water Innovations ("Water") segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $1,996.7 million and $1,992.0 million as of March 29, 2025 and December 28, 2024, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 28, 2024(a)	$1,211.2	$651.1	$129.7	$1,992.0
Year-to-date foreign currency translation adjustments	4.6	-	0.1	4.7
Goodwill at March 29, 2025(a)	$1,215.8	$651.1	$129.8	$1,996.7

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 29, 2025 and December 28, 2024 were as follows:

(In millions)	As of March 29, 2025			As of December 28, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$519.0	$-	$519.0	$518.8	$-	$518.8
Amortizable intangible assets
Tradenames	77.1	(14.3)	62.8	76.1	(13.1)	63.0
Customer and contractual relationships	1,018.4	(361.8)	656.6	1,015.5	(346.2)	669.3
Patents/proprietary technology	139.0	(96.0)	43.0	138.9	(92.8)	46.1
Total	1,234.5	(472.1)	762.4	1,230.5	(452.1)	778.4
Total intangible assets	$1,753.5	$(472.1)	$1,281.4	$1,749.3	$(452.1)	$1,297.2

We had net identifiable intangible assets of $1,281.4 million and $1,297.2 million as of March 29, 2025 and December 28, 2024, respectively. The $4.2 million increase in gross identifiable intangible assets was primarily due to foreign currency translation adjustments.

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. External Debt and Financing Arrangements

Senior Notes

As of March 29, 2025, the Company had aggregate outstanding senior notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of March 29, 2025 and December 28, 2024:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 29, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$499.8	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	696.7	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	446.8	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.5	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.3	594.1
Total Senior Notes				$2,674.1	$2,673.3
Less: current portion				499.8	499.6
Total Senior Notes long-term				$2,174.3	$2,173.7

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of March 29, 2025 and December 28, 2024. As of March 29, 2025, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of March 29, 2025 and December 28, 2024. There were no outstanding balances as of March 29, 2025 and December 28, 2024.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of March 29, 2025 and December 28, 2024 were $279.4 million and zero, respectively.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. There were no outstanding interest rate hedge contracts as of March 29, 2025.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 29, 2025 was $584.5 million. Based on foreign exchange rates as of March 29, 2025, we estimate that $11.7 million of net derivative gains included in accumulated other comprehensive income as of March 29, 2025 will be reclassified to earnings within the next twelve months.

We have entered into cross-currency swap contracts to hedge both our Canadian dollar and Chinese yuan exposures of the Company's net investments in certain foreign subsidiaries. As of March 29, 2025, the notional value of the cross-currency swap contracts was $235.0 million and expire at various dates through November 2026. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within accumulated other comprehensive income and recognized upon termination of the respective net investment.

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

The fair values of derivative instruments on the consolidated balance sheets as of March 29, 2025 and December 28, 2024 were as follows:

		Fair Value
(In millions)	Location	March 29, 2025	December 28, 2024
Assets:
Foreign exchange contracts	Other current assets	$1.9	$3.8
Net investment hedges	Other current assets	1.7	2.0
Net investment hedges	Other assets	2.5	2.8
	Total assets	$6.1	$8.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.9	$2.7
	Total liabilities	$2.9	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended March 29, 2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$578.4	$28.6	$1.0
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	3.0
Derivative designated as hedging instruments	-	-	(2.5)
Gain on net investment hedging relationships			1.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.1	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended March 30, 2024
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$622.0	$30.1	$0.1
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	0.8
Derivative designated as hedging instruments	-	-	(1.9)
Gain on net investment hedging relationships			-
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.1	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.2	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

The FASB Accounting Standards Codification requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3.

The carrying value and fair value of debt as of March 29, 2025 and December 28, 2024 were as follows:

(In millions)	March 29, 2025		December 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,674.1	$2,552.8	$2,673.3	$2,522.5

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of borrowings under our Commercial Paper Program is determined primarily using broker quotes, which are Level 2 inputs, and are equal to their carrying value.

Assets and liabilities measured at fair value on a recurring basis as of March 29, 2025 and December 28, 2024 were as follows:

(In millions)	Fair Value
	March 29, 2025	December 28, 2024
Assets
Derivative financial instruments (Level 2)	$6.1	$8.6
Liabilities
Derivative financial instruments (Level 2)	$2.9	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income (loss) and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$5.3	$86.0	$(28.0)	$63.3
Amounts classified into accumulated other comprehensive (loss) income	(10.3)	1.0	(0.2)	(9.5)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.5)	-	(2.5)
Net current-period other comprehensive (loss) income	(10.3)	(1.5)	(0.2)	(12.0)
Balance at March 30, 2024	$(5.0)	$84.5	$(28.2)	$51.3

Balance at December 28, 2024	$(25.6)	$78.1	$(10.1)	$42.4
Amounts classified into accumulated other comprehensive (loss) income	8.4	(0.2)	0.9	9.1
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.8)	-	(2.8)
Net current-period other comprehensive (loss) income	8.4	(3.0)	0.9	6.3
Balance at March 29, 2025	$(17.2)	$75.1	$(9.2)	$48.7

The reclassifications out of accumulated other comprehensive loss for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Gains (losses) on cash flow hedges
Foreign exchange contracts	$(0.4)	$0.1	Cost of products sold
Interest rate contracts	3.1	3.2	Interest expense
Total before tax	2.7	3.3
Tax expense	0.1	(0.8)
Total reclassifications for the period	$2.8	$2.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the thirteen weeks ended March 29, 2025 and March 30, 2024:

(In millions)	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Wholesalers(a)	$505.8	$533.6
Home Center retailers(b)	244.1	278.0
Other retailers(c)	104.4	95.0
U.S. net sales	854.3	906.6
International(d)	178.8	203.0
Net sales	$1,033.1	$1,109.6

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

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represents advanced payments and billings in excess of revenue recognized. Deferred revenue liabilities of $20.0 million and $29.6 million as of March 29, 2025 and March 30, 2024, respectively, were included in Other current liabilities in our consolidated balance sheet, and $12.1 million and $11.4 million as of March 29, 2025 and March 30, 2024, respectively, were included in Other noncurrent liabilities in our consolidated balance sheet.

11. Defined Benefit Plans

The components of net periodic benefit cost (income) for pension benefits for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

(In millions)	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Interest cost	$2.9	$6.2
Expected return on plan assets	(2.7)	(8.3)
Net periodic benefit cost (income)	$0.2	$(2.1)

12. Income Taxes

The effective income tax rates for the thirteen weeks ended March 29, 2025, and thirteen weeks ended March 30, 2024, were 25.9% and 23.0%, respectively. The difference between the Company’s effective income tax rate for the thirteen weeks ended March 29, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen weeks ended March 29, 2025 and March 30, 2024.

(In millions)	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Reserve balance at beginning of period	$20.2	$18.4
Provision for warranties issued	1.6	1.9
Settlements made (in cash or in kind)	(3.0)	(2.0)
Foreign currency	0.2	(0.1)
Reserve balance at end of period	$19.0	$18.2

14. Information on Business Segments

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended March 29, 2025
Net sales	$565.4	$304.7	$163.0	$1,033.1
Depreciation	12.6	16.2	3.9	32.7
Amortization of intangibles	9.9	7.5	0.6	18.0
Restructuring and other charges	10.0	9.1	7.2	26.3
Other segment items (1)	429.7	249.3	135.3	814.3
Unallocated expenses	-	-	-	44.8
Total operating income	$103.2	$22.6	$16.0	$97.0

(1) Other segment items recognized during the thirteen weeks ended March 29, 2025 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended March 30, 2024
Net sales	$625.3	$315.0	$169.3	$1,109.6
Depreciation	7.9	10.4	9.5	27.8
Amortization of intangibles	9.5	7.5	0.8	17.8
Restructuring and other charges	(0.1)	3.5	7.6	11.0
Other segment items (1)	466.7	259.3	132.3	858.3
Unallocated expenses	-	-	-	39.3
Total operating income	$141.3	$34.3	$19.1	$155.4

(1) Other segment items recognized during the thirteen weeks ended March 30, 2024 include cost of sales and selling, general, and administrative expenses.

15. Restructuring and Other Charges

On January 18, 2025, we announced the decision to consolidate U.S. regional offices into one campus headquarters in Deerfield, Illinois. In connection with these consolidation activities and related organizational and personnel changes, the Company currently expects to incur certain cash and non-cash restructuring and other charges related to employee relocation, severance, retention, non-cash asset related costs, lease exit costs, and other transition activities estimated in the range of approximately $50 million to $80 million in the aggregate, the majority of which are expected to be cash charges that will be spread through the balance of this fiscal year and fiscal year 2026. For the thirteen weeks ended March 29, 2025, we incurred total charges of $27.1 million, including cash charges of $23.9 million primarily related to severance and other exit costs, and non-cash charges of $3.2 million primarily related to acceleration of property, plant and equipment depreciation. The estimated ranges of restructuring and other charges are provisional and include management judgments and assumptions that could change as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional charges.

Total restructuring and other charges for the thirteen weeks ended March 29, 2025 were as follows:

(In millions)	Thirteen Weeks Ended March 29, 2025
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$9.6	$0.4	$-	$10.0
Outdoors	2.5	5.6	1.0	9.1
Security	3.9	3.3	-	7.2
Corporate	8.8	-	3.7	12.5
Total	$24.8	$9.3	$4.7	$38.8

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Restructuring and other charges for the thirteen weeks ended March 29, 2025 are primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and related organizational and personnel changes, product-line rationalizations within our Outdoors segment, and plant closures in both our Water and Security segments.

Restructuring and other charges for the thirteen weeks ended March 30, 2024 were as follows:

(In millions)	Thirteen Weeks Ended March 30, 2024
		Other Charges (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$0.4	$(0.5)	$-	$(0.1)
Outdoors	0.5	3.0	-	3.5
Security	1.6	6.0	-	7.6
Corporate	0.3	-	-	0.3
Total	$2.8	$8.5	$-	$11.3

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

Restructuring and other charges for the thirteen weeks ended March 30, 2024 were primarily attributable to costs associated with the planned closure of a manufacturing facility within our Security segment, a product-line rationalization within our Outdoors segment and headcount actions across all segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 28, 2024	2025 Provision	Cash Payments (a)	Non-Cash Write-offs	Balance at March 29, 2025
Workforce reduction costs	$6.2	$22.1	$(3.0)	$-	$25.3
Other	7.7	2.7	-	(0.5)	9.9
Total	$13.9	$24.8	$(3.0)	$(0.5)	$35.2

(a) Cash payments primarily relate to severance charges.

(In millions)	Balance at December 30, 2023	2024 Provision	Cash Payments (a)	Non-Cash Write-offs	Balance at March 30, 2024
Workforce reduction costs	$14.6	$1.7	$(9.1)	$(0.2)	$7.0
Other	7.1	1.1	(0.5)	(0.2)	7.5
Total	$21.7	$2.8	$(9.6)	$(0.4)	$14.5

(a) Cash payments primarily relate to severance charges.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share

The computations of earnings per common share for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

(In millions, except per share data)	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Net income	$51.4	$96.4

Earnings per common share
Basic earnings per share	$0.42	$0.77
Diluted earnings per share	$0.42	$0.76

Basic average shares outstanding	122.2	125.9
Stock-based awards	0.8	1.1
Diluted average shares outstanding	123.0	127.0
Antidilutive stock-based awards excluded from weighted- average number of shares outstanding for diluted earnings per share	1.0	0.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies

Litigation

The Company is a party to lawsuits that are ordinary, routine litigation matters incidental to its businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 28, 2024, which are included in our Annual Report on Form 10-K for the year ended December 28, 2024.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition in addition to statements regarding our expectations for the markets in which we operate, general business strategies, expected impacts from recently-announced organizational and leadership changes, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions or de-risking initiatives, the expected impact of acquisitions, dispositions and other strategic transactions, the anticipated impact of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned,” “confident,” “opportunity,” “focus” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, estimates, assumptions and projections of our management about our industry, business and future financial results, available at the time this report is filed with the Securities and Exchange Commission. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to execute on our strategic plans and the effectiveness of our strategies in the face of business competition, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks relating to rapidly evolving technological change, (vii) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (viii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (ix) delays or outages in our information technology systems or computer networks or breaches of our information technology systems or other cybersecurity incidents, (x) risks associated with doing business globally, including changes in trade-related tariffs (including recent U.S. tariffs announced or imposed on China, Canada, Mexico and other countries and any reciprocal actions taken by such countries) and risks with uncertain trade environments, (xi) risks associated with the disruption of operations, including as a result of severe weather events, (xii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiii) risks associated with strategic acquisitions, divestitures and joint ventures, including difficulties integrating acquired companies and the inability to achieve the expected financial results and benefits of transactions, (xiv) impairments in the carrying value of goodwill or other acquired intangible assets, (xv) risks of increases in our defined benefit-related costs and funding requirements, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) potential liabilities and costs from claims and litigation, (xx) changes in government and industry regulatory standards, (xxi) future tax law changes or the interpretation of existing tax laws, (xxii) our ability to secure and protect our intellectual property rights, (xxiii) our ability to achieve the expected benefits of the separation of MasterBrand, Inc. (“MasterBrand”), the Company’s Cabinets business (the “Separation”) (xxiv) the risk that we may be required to indemnify MasterBrand in connection with the Separation or that MasterBrand’s indemnities to us may not be sufficient to hold us harmless for the full amount of liabilities for which MasterBrand has been allocated responsibility and (xxv) the potential that the Separation fails to qualify as tax-free for U.S. federal income tax purposes. These and other factors are discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2024. We undertake no obligation to, and expressly disclaim any such obligation to, update or clarify any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. We believe the long-term outlook for our products remain favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, will helps us to continue to achieve profitable organic growth over time.

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

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile geopolitical environment, as well as increased rates of inflation, increased interest rates, unfavorable fluctuations in foreign exchange rates and the ongoing and worsening costs of tariffs (including recent U.S. tariffs announced or imposed on China, Canada, Mexico and other countries and any reciprocal actions taken by such countries).

We anticipate that, absent any mitigation efforts, our costs of goods sold would increase based on the tariffs that have been announced or imposed (either by the United States or by other countries, including China) as of the date of this report. The Company is actively working to mitigate the anticipated impacts of tariffs through a combination of supply chain actions, cost-out activities and strategic pricing actions across all of our channels and brands. However, this is a rapidly evolving landscape, and the Company’s ability to mitigate the anticipated impacts of tariffs could be affected by a number of factors, including additional tariffs or trade-related sanctions imposed by the U.S. or other countries, and if the Company is ultimately not able to substantially mitigate the impacts of tariffs, there would be negative impacts to the Company’s results of operations. We are also unable at this time to determine any future negative impacts from reduced consumer spending as a result of inflationary or other macroeconomic pressures or uncertainty that may result from the imposition of current or future tariffs. We are currently monitoring, and will continue to monitor, potential changes to these tariffs or the imposition of reciprocal or other tariffs or trade restrictions by other countries.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 29, 2025 Compared to Thirteen Weeks Ended March 30, 2024

	Net Sales
(In millions)	2025	2024	% Change vs. Prior Year
Water	$565.4	$625.3	(9.6)%
Outdoors	304.7	315.0	(3.3)
Security	163.0	169.3	(3.7)
Net sales	$1,033.1	$1,109.6	(6.9)%

	Operating Income (Loss)
	2025	2024	% Change vs. Prior Year
Water	$103.2	$141.3	(27.0)%
Outdoors	22.6	34.3	(34.1)
Security	16.0	19.1	(16.2)
Less: Corporate expenses	(44.8)	(39.3)	14.0
Operating income	$97.0	$155.4	(37.6)%

The following discussion of consolidated results of operations and segment results refers to the thirteen weeks ended March 29, 2025 compared to the thirteen weeks ended March 30, 2024. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $76.5 million, or 6.9%, primarily due to lower sales volume in the U.S. as well as in our international markets ($28.9 million) and unfavorable foreign exchange ($6.6 million), partially offset by incremental sales from a prior year acquisition ($6.5 million).

Cost of products sold

Cost of products sold decreased by $43.6 million, or 7.0%, primarily due to the lower sales volume, lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.3 million, or 1.1%, primarily due to higher restructuring-related charges, higher research and development expenses and higher advertising and marketing costs, partially offset by lower headcount-related expenses and lower freight and shipping expenses.

Restructuring charges

Restructuring charges of $24.8 million are primarily attributable to costs associated with the previously announced decision to consolidate our U.S. regional offices into one campus headquarters and related organizational and personnel changes, product-line rationalizations within our Outdoors segment, and plant closures in both our Water and Security segments.

Operating income

Operating income decreased by $58.4 million, or 37.6%, primarily due to the lower sales volume and higher restructuring and restructuring-related charges, partially offset by lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies as well as lower headcount-related costs.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense decreased $1.5 million to $28.6 million primarily due to lower commercial paper borrowings net of repayments during the thirteen weeks ended March 29, 2025, as compared to the thirteen weeks ended March 30, 2024 ($280.0 million in 2025 versus $375.0 million in 2024).

Other (income) expense, net

Other income, net, was $1.0 million in the thirteen weeks ended March 29, 2025, compared to other expense, net of $0.1 million in the thirteen weeks ended March 30, 2024. The increase in other income, net is primarily due to an increase in interest income partially offset by an increase in foreign currency transaction expense and an increase in net periodic benefit expense.

Income taxes

The effective income tax rates for the thirteen weeks ended March 29, 2025, and thirteen weeks ended March 30, 2024, were 25.9% and 23.0%, respectively.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 29, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 30, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by a valuation allowance release and tax credits.

Net income

Net income was $51.4 million in the thirteen weeks ended March 29, 2025, compared to $96.4 million in the thirteen weeks ended March 30, 2024. The decrease in net income was due to lower operating income ($58.4 million), partly offset by lower income tax expense ($10.8 million), lower interest expense ($1.5 million) and higher other income ($1.1 million).

Results By Segment

Water

Net sales decreased by $59.9 million, or 9.6%, primarily due to lower sales unit volume (including a sales volume decline within our China business of approximately $21.3 million), higher customer sales incentives and unfavorable foreign exchange ($5.4 million), partially offset by the impact of higher product pricing and the incremental sales from a prior year acquisition ($6.5 million).

Operating income decreased by $38.1 million, or 27.0%, primarily due to the lower sales volume and higher restructuring and restructuring-related charges ($10.0 million), partially offset by productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies and lower transportation costs.

Outdoors

Net sales decreased by $10.3 million, or 3.3%, primarily due to lower sales unit volume for our exterior doors products and lower product pricing, partially offset by lower customer sales incentives and favorable product mix.

Operating income decreased by $11.7 million, or 34.1%, primarily due to the lower sales unit volume and higher restructuring and restructuring-related charges ($5.6 million), partially offset by productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies.

Security

Net sales decreased by $6.3 million, or 3.7%, primarily due to lower sales unit volume and unfavorable foreign exchange ($1.2 million), partially offset by lower customer sales incentives.

Operating income decreased by $3.1 million, or 16.2%, primarily due to the lower sales unit volume, partially offset by productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies.

Corporate expenses

Corporate expenses increased by $5.5 million, or 14.0%, primarily due to higher restructuring and restructuring-related charges ($12.2 million), partially offset by lower headcount-related costs.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate both for the 12-month period following March 29, 2025 and in the long-term.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year ended December 28, 2024 entitled “Item 1A. Risk Factors”. In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, repurchase shares of our common stock under our share repurchase program or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

As of March 29, 2025, the Company had aggregate outstanding notes in the principal amount of $2.7 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. In addition, we believe that we have the ability to obtain alternative sources of financing if required. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of March 29, 2025 and December 28, 2024:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 29, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$499.8	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	696.7	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	446.8	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.5	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.3	594.1
Total Senior Notes				$2,674.1	$2,673.3
Less: current portion				499.8	499.6
Total Senior Notes long-term				$2,174.3	$2,173.7

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On March 29, 2025 and December 28, 2024, there were no outstanding borrowings under this facility. As of March 29, 2025, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of March 29, 2025 and December 28, 2024, respectively. There were no outstanding balances as of March 29, 2025 and December 28, 2024.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of March 29, 2025 and December 28, 2024 were $279.4 million and zero, respectively.

Cash and Seasonality

On March 29, 2025, we had non-restricted cash and cash equivalents of $340.0 million, of which $306.0 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

Our operating cash flows are significantly impacted by the seasonality of our business. We typically generate most of our operating cash flow in the third and fourth fiscal quarters of each year.

We believe that our current cash position, cash flow generated from operations, amounts available under our revolving credit facility and access to the capital markets should be sufficient for our operating requirements and enable us to fund our capital expenditures, share repurchases, dividend payments, and required long-term debt payments.

Share Repurchases and Dividends

On February 6, 2025, the Company announced that on February 4, 2025, the Company's Board of Directors authorized the repurchase of up to $1 billion of shares of the Company’s outstanding common stock over the next two years on the open market or in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), which share repurchase authorization will expire on February 4, 2027, in accordance with applicable securities laws. The $1 billion share repurchase authorization replaced the then existing authorization, effective on February 4, 2025, that otherwise would have expired on January 29, 2026.

In the thirteen weeks ended March 29, 2025, we repurchased 2.6 million shares of our outstanding common stock under the Company’s share repurchase program for $175.0 million. As of March 29, 2025, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $900.0 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the thirteen weeks ended March 29, 2025, we paid dividends in the amount of $30.5 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Acquisitions

On February 29, 2024, we acquired 100% of the outstanding equity interests of Wise Water Solutions, LLC, doing business as Springwell Water Filtration Systems ("SpringWell") for a purchase price of $105.6 million, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit facility. The results of SpringWell are reported as part of the Water Innovations ("Water") segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the thirteen weeks ended March 29, 2025 and the thirteen weeks ended March 30, 2024.

'(In millions)	Thirteen Weeks Ended March 29, 2025	Thirteen Weeks Ended March 30, 2024
Net cash used in operating activities	$(83.4)	$(71.3)
Net cash used in investing activities	(29.2)	(169.8)
Net cash provided by financing activities	68.0	238.7
Effect of foreign exchange rate changes on cash	3.0	(5.0)
Net decrease in cash and cash equivalents	$(41.6)	$(7.4)

Net cash used in operating activities was $83.4 million in the thirteen weeks ended March 29, 2025, compared to net cash used in operating activities of $71.3 million in the thirteen weeks ended March 30, 2024. The increase in cash used of $12.1 million was primarily due to lower net income and changes in working capital items (primarily accounts receivable, inventories and accounts payable) as well as changes in accrued expenses and accrued taxes.

Net cash used in investing activities was $29.2 million in the thirteen weeks ended March 29, 2025, compared to net cash used in investing activities of $169.8 million in the thirteen weeks ended March 30, 2024. The decrease in cash used of $140.6 million reflects the cash used in the SpringWell acquisition in February 2024 ($105.2 million) as well as a decrease in capital expenditures.

Net cash provided by financing activities was $68.0 million in the thirteen weeks ended March 29, 2025, compared to net cash provided by financing activities of $238.7 million in the thirteen weeks ended March 30, 2024. The decrease in cash provided of $170.7 million was primarily due to lower net borrowings under our commercial paper program as well as higher shares repurchases in 2025 as compared to 2024.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 28, 2024, the fair value of our total pension plan assets was $177.1 million, representing funding of approximately 95% of the accumulated qualified benefit obligation liability. During the thirteen weeks ended March 29, 2025, we made no pension contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the information provided in the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 28, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 28, 2024.

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

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

(a)
Litigation.

The Company is a party to lawsuits that are ordinary, routine litigation matters incidental to its businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.

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

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended March 29, 2025:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended March 29, 2025	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
December 29 – January 25	1,069,474	$70.13	1,069,474	$409,394,932
January 26 – February 22	660,570	$68.12	660,570	955,000,565
February 23 – March 29	857,084	$64.17	857,084	900,000,096
Total	2,587,128	$67.64	2,587,128
(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount of shares of outstanding common stock	Expiration date	Termination Date
January 29, 2024	January 29, 2024	$650,000,000	January 29, 2026	February 4, 2025
February 4, 2025	February 6, 2025	$1,000,000,000	February 4, 2027	N/A

On February 6, 2025, the Company announced that on February 4, 2025, the Company's Board of Directors authorized the repurchase of up to $1 billion of shares of the Company’s outstanding common stock over the next two years on the open market or in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), which share repurchase authorization will expire on February 4, 2027, in accordance with applicable securities laws. The $1 billion share repurchase authorization replaced the then-existing authorization, effective on February 4, 2025, that otherwise would have expired on January 29, 2026.

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

During the first quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: May 7, 2025	/s/ Jonathan H. Baksht
Jonathan H. Baksht
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)