Form 10-Q
period 2025-06-28
Fortune Brands Innovations, Inc.
filed 2025-07-31
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 18, 2025 was 120,038,875.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Twenty-Six and Thirteen Weeks Ended June 28, 2025 and June 29, 2024

(In millions, except per share amounts)

(Unaudited)

	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024
Net sales	$2,236.5	$2,349.5	$1,203.3	$1,240.0
Cost of products sold	1,238.7	1,320.9	660.1	699.0
Selling, general and administrative expenses	653.7	631.3	338.8	319.7
Amortization of intangible assets	37.0	36.1	19.1	18.3
Restructuring charges	38.5	6.7	13.7	3.9
Operating income	268.6	354.5	171.6	199.1
Interest expense	59.8	62.4	31.2	32.3
Other income, net	(8.2)	(3.6)	(7.3)	(3.7)
Income before taxes	217.0	295.7	147.7	170.5
Income tax	65.4	65.5	47.4	36.6
Net income	$151.6	$230.2	$100.3	$133.9

Basic earnings per common share	$1.25	$1.83	$0.83	$1.07
Diluted earnings per common share	$1.24	$1.82	$0.83	$1.06

Comprehensive income	$179.5	$209.9	$121.9	$125.6

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 28, 2025	December 28, 2024
Assets
Current assets
Cash and cash equivalents	$234.7	$381.1
Accounts receivable less allowance for credit losses of $13.5 and $7.0	607.1	514.4
Inventories	1,012.7	960.3
Other current assets	152.1	151.6
Total current assets	2,006.6	2,007.4
Property, plant and equipment, net	994.4	999.2
Operating lease assets	206.0	148.1
Goodwill	2,008.4	1,992.0
Other intangible assets, net of accumulated amortization	1,270.3	1,297.2
Other assets	110.0	117.9
Total assets	$6,595.7	$6,561.8
Liabilities and equity
Current liabilities
Short-term debt	$-	$499.6
Accounts payable	517.6	513.9
Other current liabilities	498.6	588.8
Total current liabilities	1,016.2	1,602.3
Long-term debt	2,812.3	2,173.7
Deferred income taxes	115.8	117.4
Accrued defined benefit plans	30.9	32.5
Operating lease liabilities	183.3	121.6
Other non-current liabilities	97.0	92.3
Total liabilities	4,255.5	4,139.8
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,204.5	3,189.3
Accumulated other comprehensive income	70.3	42.4
Retained earnings	3,079.1	2,956.8
Treasury stock	(4,015.6)	(3,768.4)
Total stockholders' equity	2,340.2	2,422.0
Total liabilities and equity	$6,595.7	$6,561.8

(a) Common stock, par value $0.01 per share; 188.2 million shares and 187.9 million shares issued at June 28, 2025 and December 28, 2024, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended June 28, 2025 and June 29, 2024

(In millions)

(Unaudited)

	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024
Operating activities
Net income	$151.6	$230.2
Non-cash adjustments:
Depreciation	65.0	65.4
Amortization of intangibles	37.0	36.1
Non-cash lease expense	17.9	19.3
Stock-based compensation	15.1	19.4
Deferred taxes	2.9	11.8
Other operating activities, net	1.0	0.3
Changes in operating assets and liabilities:
Increase in accounts receivable	(93.1)	(62.4)
Increase in inventories	(43.9)	(10.4)
Increase in accounts payable	7.6	18.0
Decrease in other assets	3.3	2.3
Decrease in accrued expenses and other liabilities	(97.6)	(122.8)
Decrease in accrued taxes	(0.8)	(17.0)
Net cash provided by operating activities	66.0	190.2
Investing activities
Capital expenditures (a)	(59.9)	(103.4)
Cost of acquisitions, net of cash acquired	-	(129.0)
Other investing activities, net	2.9	2.2
Net cash used in investing activities	(57.0)	(230.2)
Financing activities
Repayment of short-term debt	(500.0)	-
Issuance of long-term debt	1,387.3	600.0
Repayment of long-term debt	(747.3)	(370.0)
Proceeds from the exercise of stock options	0.7	7.1
Treasury stock purchases	(237.8)	(150.2)
Employee withholding taxes related to stock-based compensation	(7.2)	(12.7)
Dividends to stockholders	(60.6)	(60.2)
Other financing activities, net	(0.4)	(4.3)
Net cash (used in) provided by financing activities	(165.3)	9.7
Effect of foreign exchange rate changes on cash	9.6	(7.7)
Net decrease in cash and cash equivalents	$(146.7)	$(38.0)
Cash, cash equivalents and restricted cash(b) at beginning of period	$385.5	$395.5
Cash, cash equivalents and restricted cash(b) at end of period	$238.8	$357.5

(a)
Capital expenditures of $6.2 million as of June 28, 2025 and $6.1 million as of June 29, 2024 that had not been paid, as of such dates were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $1.3 million and $2.8 million is included in Other current assets and Other assets, respectively, as of June 28, 2025 and restricted cash of $2.5 million and $2.4 million is included in Other current assets and Other assets, respectively, as of June 29, 2024. Restricted cash of $1.3 million and $3.1 million is included in Other current assets and Other assets, respectively, as of December 28, 2024.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Twenty-Six and Thirteen Weeks Ended June 28, 2025 and June 29, 2024

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 30, 2023	$1.9	$3,134.5	$63.3	$2,605.3	$(3,511.6)	$2,293.4
Comprehensive income:
Net income	-	-	-	230.2	-	230.2
Other comprehensive income	-	-	(20.3)	-	-	(20.3)
Stock options exercised	-	7.1	-	-	-	7.1
Stock-based compensation	-	19.4	-	-	(12.7)	6.7
Treasury stock purchases	-	-	-	-	(156.5)	(156.5)
Dividends ($0.24 per common share)	-	-	-	(30.0)	-	(30.0)
Balance at June 29, 2024	$1.9	$3,161.0	$43.0	$2,805.5	$(3,680.8)	$2,330.6

Balance at December 28, 2024	$1.9	$3,189.3	$42.4	$2,956.8	$(3,768.4)	$2,422.0
Comprehensive income:
Net income	-	-	-	151.6	-	151.6
Other comprehensive income	-	-	27.9	-	-	27.9
Stock options exercised	-	0.7	-	-	-	0.7
Stock-based compensation	-	14.5	-	-	(7.2)	7.3
Treasury stock purchases	-	-	-	-	(240.0)	(240.0)
Dividends ($0.25 per common share)	-	-	-	(29.3)	-	(29.3)
Balance at June 28, 2025	$1.9	$3,204.5	$70.3	$3,079.1	$(4,015.6)	$2,340.2

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at March 30, 2024	$1.9	$3,150.5	$51.3	$2,701.8	$(3,624.7)	$2,280.8
Comprehensive income:
Net income	-	-	-	133.9	-	133.9
Other comprehensive income	-	-	(8.3)	-	-	(8.3)
Stock options exercised	-	0.8	-	-	-	0.8
Stock-based compensation	-	9.7	-	-	(0.3)	9.4
Treasury stock purchases	-	-	-	-	(55.8)	(55.8)
Dividends ($0.24 per common share)	-	-	-	(30.2)	-	(30.2)
Balance at June 29, 2024	$1.9	$3,161.0	$43.0	$2,805.5	$(3,680.8)	$2,330.6

Balance at March 29, 2025	$1.9	$3,197.3	$48.7	$3,008.6	$(3,951.9)	$2,304.6
Comprehensive income:
Net income	-	-	-	100.3	-	100.3
Other comprehensive income	-	-	21.6	-	-	21.6
Stock options exercised	-	0.1	-	-	-	0.1
Stock-based compensation	-	7.1	-	-	(0.3)	6.8
Treasury stock purchases	-	-	-	-	(63.4)	(63.4)
Dividends ($0.25 per common share)	-	-	-	(29.8)	-	(29.8)
Balance at June 28, 2025	$1.9	$3,204.5	$70.3	$3,079.1	$(4,015.6)	$2,340.2

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

The condensed consolidated balance sheet as of June 28, 2025, the related condensed consolidated statements of comprehensive income and equity for the twenty-six weeks and thirteen weeks ended June 28, 2025, the related condensed consolidated statements of comprehensive income and equity for the twenty-six weeks and thirteen weeks ended June 29, 2024, and the related condensed consolidated statements of cash flows for the twenty-six weeks ended June 28, 2025 and June 29, 2024 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

2. Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09 which requires expanded disclosure of the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We will adopt this ASU for the annual period ending December 27, 2025, and it will only impact our disclosures with no impact to our financial statements or results of operations.

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

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 28, 2025	December 28, 2024
Inventories:
Raw materials and supplies	$338.2	$329.2
Work in process	55.1	56.8
Finished products	619.4	574.3
Total inventories	$1,012.7	$960.3

Property, plant and equipment, gross	$2,069.0	$2,016.7
Less: accumulated depreciation	1,074.6	1,017.5
Property, plant and equipment, net	$994.4	$999.2

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

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $2,008.4 million and $1,992.0 million as of June 28, 2025 and December 28, 2024, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 28, 2024(a)	$1,211.2	$651.1	$129.7	$1,992.0
Year-to-date foreign currency translation adjustments	15.7	-	0.7	16.4
Goodwill at June 28, 2025(a)	$1,226.9	$651.1	$130.4	$2,008.4

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 28, 2025 and December 28, 2024 were as follows:

(In millions)	As of June 28, 2025			As of December 28, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$519.8	$-	$519.8	$518.8	$-	$518.8
Amortizable intangible assets
Tradenames	$79.4	$(15.7)	$63.7	$76.1	$(13.1)	$63.0
Customer and contractual relationships	1,025.4	(379.1)	646.3	1,015.5	(346.2)	669.3
Patents/proprietary technology	139.5	(99.0)	40.5	138.9	(92.8)	46.1
Total	1,244.3	(493.8)	750.5	1,230.5	(452.1)	778.4
Total intangible assets	$1,764.1	$(493.8)	$1,270.3	$1,749.3	$(452.1)	$1,297.2

We had net identifiable intangible assets of $1,270.3 million and $1,297.2 million as of June 28, 2025 and December 28, 2024, respectively. The $14.8 million increase in gross identifiable intangible assets was primarily due to foreign currency translation adjustments.

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. External Debt and Financing Arrangements

Senior Notes

In June 2025, we repaid our 4.000% senior unsecured notes issued in June 2015 at their maturity date using a combination of cash on hand and commercial paper borrowings.

At June 28, 2025, the Company had aggregate outstanding senior notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of June 28, 2025 and December 28, 2024:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 28, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$-	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	696.9	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	446.9	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.6	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.5	594.1
Total Senior Notes				$2,174.9	$2,673.3
Less: current portion				-	499.6
Total Senior Notes long-term				$2,174.9	$2,173.7

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of June 28, 2025 and December 28, 2024. As of June 28, 2025, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of both June 28, 2025 and December 28, 2024. There were no outstanding balances as of June 28, 2025 and December 28, 2024.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of June 28, 2025 and December 28, 2024 were $637.4 million and zero, respectively.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. There were no outstanding interest rate hedge contracts as of June 28, 2025.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso, the South African rand and the Chinese Yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 28, 2025 was $586.5 million. Based on foreign exchange rates as of June 28, 2025, we estimate that $12.0 million of net derivative gains included in accumulated other comprehensive income as of June 28, 2025 will be reclassified to earnings within the next twelve months.

We have entered into cross-currency swap contracts to hedge both our Canadian dollar and Chinese yuan exposures of the Company's net investments in certain foreign subsidiaries. As of June 28, 2025, the notional value of the cross-currency swap contracts was $141.3 million and expire at various dates through November 2026. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within accumulated other comprehensive income and recognized upon termination of the respective net investment.

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

The fair values of derivative instruments on the consolidated balance sheets as of June 28, 2025 and December 28, 2024 were as follows:

		Fair Value
(In millions)	Location	June 28, 2025	December 28, 2024
Assets:
Foreign exchange contracts	Other current assets	$1.0	$3.8
Commodity contracts	Other current assets	0.1	-
Net investment hedges	Other current assets	0.6	2.0
Net investment hedges	Other assets	-	2.8
	Total assets	$1.7	$8.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.7	$2.7
Net investment hedges	Non-current liabilities	2.1	-
	Total liabilities	$2.8	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the twenty-six weeks ended June 28, 2025 and June 29, 2024 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Twenty-Six Weeks Ended June 28, 2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,238.7	$59.8	$8.2
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	4.4
Derivative designated as hedging instruments	-	-	(2.6)
Gain on net investment hedging relationships			1.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	6.3	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Twenty-Six Weeks Ended June 29, 2024
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,320.9	$62.4	$3.6
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.9
Derivative designated as hedging instruments	-	-	(2.8)
Gain on net investment hedging relationships			0.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	6.3	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended June 28, 2025 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended June 28, 2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$660.1	$31.2	$7.3
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.4
Derivative designated as hedging instruments	-	-	-
Gain on net investment hedging relationships			0.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.2	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended June 29, 2024
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$699.0	$32.3	$3.7
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.1
Derivative designated as hedging instruments	-	-	(0.9)
Gain on net investment hedging relationships			0.3
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.3	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.1	-

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

The carrying value and fair value of debt as of June 28, 2025 and December 28, 2024 were as follows:

(In millions)	June 28, 2025		December 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,174.9	$2,070.5	$2,673.3	$2,522.5
Commercial paper borrowings	637.4	637.4	-	-
Total debt	$2,812.3	$2,707.9	$2,673.3	$2,522.5

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of borrowings under our Commercial Paper Program is determined primarily using broker quotes, which are Level 2 inputs, and are equal to their carrying value.

Assets and liabilities measured at fair value on a recurring basis as of June 28, 2025 and December 28, 2024 were as follows:

(In millions)	Fair Value
	June 28, 2025	December 28, 2024
Assets
Derivative financial instruments (Level 2)	$1.7	$8.6
Liabilities
Derivative financial instruments (Level 2)	$2.8	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income (loss) and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the twenty-six and thirteen weeks ended June 28, 2025, and June 29, 2024, were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$5.3	$86.0	$(28.0)	$63.3
Amounts classified into accumulated other comprehensive (loss) income	(16.8)	1.7	(0.1)	(15.2)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(5.1)	-	(5.1)
Net current-period other comprehensive (loss) income	(16.8)	(3.4)	(0.1)	(20.3)
Balance at June 29, 2024	$(11.5)	$82.6	$(28.1)	$43.0

Balance at December 28, 2024	$(25.6)	$78.1	$(10.1)	$42.4
Amounts classified into accumulated other comprehensive (loss) income	31.9	1.2	1.1	34.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	(6.3)	-	(6.3)
Net current-period other comprehensive (loss) income	31.9	(5.1)	1.1	27.9
Balance at June 28, 2025	$6.3	$73.0	$(9.0)	$70.3

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at March 30, 2024	$(5.0)	$84.5	$(28.2)	$51.3
Amounts classified into accumulated other comprehensive (loss) income	(6.5)	0.7	0.1	(5.7)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.6)	-	(2.6)
Net current-period other comprehensive (loss) income	(6.5)	(1.9)	0.1	(8.3)
Balance at June 29, 2024	$(11.5)	$82.6	$(28.1)	$43.0

Balance at March 29, 2025	$(17.2)	$75.1	$(9.2)	$48.7
Amounts classified into accumulated other comprehensive (loss) income	23.5	1.4	0.2	25.1
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3.5)	-	(3.5)
Net current-period other comprehensive (loss) income	23.5	(2.1)	0.2	21.6
Balance at June 28, 2025	$6.3	$73.0	$(9.0)	$70.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the twenty-six and thirteen weeks ended June 28, 2025, and June 29, 2024, were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024
Gains (losses) on cash flow hedges
Foreign exchange contracts	$-	$0.4	Cost of products sold
Interest rate contracts	6.3	6.3	Interest expense
Total before tax	6.3	6.7
Tax expense	-	(1.6)
Total reclassifications for the period	$6.3	$5.1

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.4	$0.3	Cost of products sold
Interest rate contracts	3.2	3.1	Interest expense
Total before tax	3.6	3.4
Tax expense	(0.1)	(0.8)
Total reclassifications for the period	$3.5	$2.6

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the twenty-six weeks ended June 28, 2025 and June 29, 2024:

(In millions)	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024
Wholesalers(a)	$1,128.8	$1,136.7	$623.0	$603.1
Home Center retailers(b)	523.9	582.5	279.8	304.5
Other retailers(c)	230.9	217.6	126.5	122.6
U.S. net sales	1,883.6	1,936.8	1,029.3	1,030.2
International(d)	352.9	412.7	174.0	209.8
Net sales	$2,236.5	$2,349.5	$1,203.3	$1,240.0

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

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represents advanced payments and billings in excess of revenue recognized. Deferred revenue liabilities of $25.6 million and $26.7 million as of June 28, 2025 and June 29, 2024, respectively, were included in Other current liabilities in our consolidated balance sheet, and $12.5 million and $11.1 million as of June 28, 2025 and June 29, 2024, respectively, were included in Other noncurrent liabilities in our consolidated balance sheet.

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the twenty-six and thirteen weeks ended June 28, 2025 and June 29, 2024 were as follows:

	Pension Benefits
(In millions)	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024
Interest cost	$5.7	$12.3	$2.8	$6.2
Expected return on plan assets	(5.4)	(16.5)	(2.7)	(8.3)
Net periodic benefit cost (income)	$0.3	$(4.2)	$0.1	$(2.1)

12. Income Taxes

The effective income tax rates for the twenty-six and thirteen weeks ended June 28, 2025 were 30.1% and 32.1%, respectively. The effective income tax rates for the twenty-six and thirteen weeks ended June 29, 2024 were 22.2% and 21.5%, respectively.

The difference between the Company’s effective income tax rate for the twenty-six weeks and thirteen weeks ended June 28, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes, including the state income tax impacts of legal entity restructuring, foreign income taxed at higher income tax rates, and dividend withholding tax, partially offset by decreases in uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently assessing the impact of the OBBBA on the consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the twenty-six weeks ended June 28, 2025 and June 29, 2024.

(In millions)	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024
Reserve balance at beginning of period	$20.2	$18.4
Provision for warranties issued	3.3	4.0
Settlements made (in cash or in kind)	(4.4)	(4.5)
Acquisition	-	2.1
Foreign translation adjustments	-	(0.1)
Reserve balance at end of period	$19.1	$19.9

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales and operating income for the twenty-six weeks ended June 28, 2025 and June 29, 2024 by segment were as follows:

(In millions)	Water	Outdoors	Security	Twenty-Six Weeks Ended June 28, 2025
Net sales	$1,212.3	$683.6	$340.6	$2,236.5
Depreciation	26.0	31.7	6.3	64.0
Amortization of intangibles	20.0	15.0	2.0	37.0
Other segment items (1)	907.0	572.2	293.6	1,772.8
Unallocated expenses	-	-	-	94.1
Total operating income	$259.3	$64.7	$38.7	$268.6

(1) Other segment items recognized during the twenty-six weeks ended June 28, 2025 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Twenty-Six Weeks Ended June 29, 2024
Net sales	$1,284.9	$704.4	$360.2	$2,349.5
Depreciation	19.5	31.6	13.2	64.3
Amortization of intangibles	19.5	15.0	1.6	36.1
Other segment items (1)	953.7	571.8	291.9	1,817.4
Unallocated expenses	-	-	-	77.2
Total operating income	$292.2	$86.0	$53.5	$354.5

(1) Other segment items recognized during the twenty-six weeks ended June 29, 2024 include cost of sales and selling, general, and administrative expenses.

Net sales and operating income for the thirteen weeks ended June 28, 2025 and June 29, 2024 by segment were as follows:

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended June 28, 2025
Net sales	$646.9	$378.8	$177.6	$1,203.3
Depreciation	13.4	15.5	2.4	31.3
Amortization of intangibles	10.1	7.5	1.4	19.0
Other segment items (1)	467.4	313.7	151.1	932.2
Unallocated expenses	-	-	-	49.2
Total operating income	$156.0	$42.1	$22.7	$171.6

(1) Other segment items recognized during the thirteen weeks ended June 28, 2025 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended June 29, 2024
Net sales	$659.6	$389.4	$191.0	$1,240.0
Depreciation	11.6	21.2	3.8	36.6
Amortization of intangibles	10.0	7.5	0.8	18.3
Other segment items (1)	487.1	308.9	152.0	948.0
Unallocated expenses	-	-	-	38.0
Total operating income	$150.9	$51.8	$34.4	$199.1

(1) Other segment items recognized during the thirteen weeks ended June 29, 2024 include cost of sales and selling, general, and administrative expenses.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring and Other Charges

On January 18, 2025, we announced the decision to consolidate U.S. regional offices into one campus headquarters in Deerfield, Illinois. In connection with these consolidation activities and related organizational and personnel changes, the Company currently expects to incur certain cash and non-cash restructuring and other charges related to employee relocation, severance, retention, non-cash asset related costs, lease exit costs, and other transition activities estimated in the range of approximately $50 million to $80 million in the aggregate, the majority of which are expected to be cash charges that will be spread through the balance of this fiscal year and fiscal year 2026. For the twenty-six weeks ended June 28, 2025, we incurred total charges of $47.6 million, including cash charges of $37.2 million primarily related to severance and other exit costs, and non-cash charges of $10.4 million primarily related to acceleration of property, plant and equipment depreciation. For the thirteen weeks ended June 28, 2025, we incurred total charges of $20.5 million, including cash charges of $13.3 million primarily related to severance and other exit costs, and non-cash charges of $7.2 million primarily related to acceleration of property, plant and equipment depreciation. The estimated ranges of restructuring and other charges are provisional and include management judgments and assumptions that could change as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional charges.

Total restructuring and other charges (gains) for the twenty-six and thirteen weeks ended June 28, 2025, and June 29, 2024, are shown below.

(In millions)	Twenty-Six Weeks Ended June 28, 2025
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$15.8	$0.5	$3.2	$19.5
Outdoors	4.7	5.8	5.2	15.7
Security	5.7	3.7	1.4	10.8
Corporate	12.3	-	8.0	20.3
Total	$38.5	$10.0	$17.8	$66.3

(In millions)	Twenty-Six Weeks Ended June 29, 2024
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$1.6	$0.9	$-	$2.5
Outdoors	2.5	12.4	-	14.9
Security	2.2	7.2	-	9.4
Corporate	0.4	-	-	0.4
Total	$6.7	$20.5	$-	$27.2

(a)
“Other Charges (Gains)" represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, write-off of displays from exiting a customer relationship, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.
(b)
Selling, general and administrative expenses.

Restructuring and other charges (gains) in the twenty-six ended June 28, 2025 are primarily attributable to costs associated with the decision to consolidate the Company's U.S. regional offices into one campus headquarters and its related organizational and personnel changes, product-line rationalizations within our Outdoors segment, plant closures in both our Water and Security segments and headcount-reduction actions across all segments. Restructuring and other charges in the twenty-six ended June 29, 2024 were primarily attributable to costs associated with the closure of a manufacturing facility within our Security segment, a product-line rationalization within our Outdoors segment and headcount-reduction actions across all segments.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Thirteen Weeks Ended June 28, 2025
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$6.3	$-	$3.2	$9.5
Outdoors	2.1	0.2	4.2	6.5
Security	1.8	0.4	1.4	3.6
Corporate	3.5	-	4.3	7.8
Total	$13.7	$0.6	$13.1	$27.4

(In millions)	Thirteen Weeks Ended June 29, 2024
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$1.1	$1.4	$-	$2.5
Outdoors	2.1	9.4	-	11.5
Security	0.6	1.2	-	1.8
Corporate	0.1	-	-	0.1
Total	$3.9	$12.0	$-	$15.9
(a)
“Other Charges (Gains)” represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, write-off of displays from exiting a customer relationship, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.
(b)
Selling, general and administrative expenses.

Restructuring and other charges (gains) in the thirteen ended June 28, 2025 are primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and related organizational and personnel changes as well as headcount-reduction actions across all segments. Restructuring and other charges in the thirteen weeks ended June 29, 2024 are largely related to costs associated with the closure of a manufacturing facility within our Security segment, a product line rationalization within our Outdoors segment and headcount-reduction actions across all segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 28, 2024	2025 Provision	Cash Payments(a)	Non-Cash Write-offs	Balance at June 28, 2025
Workforce reduction costs	$6.2	$37.2	$(8.4)	$-	$35.0
Other	7.7	1.3	(0.9)	(0.5)	7.6
Total	$13.9	$38.5	$(9.3)	$(0.5)	$42.6

(a) Cash payments primarily relate to severance charges.

(In millions)	Balance at December 30, 2023	2024 Provision	Cash Payments (a)	Non-Cash Write-offs	Balance at June 29, 2024
Workforce reduction costs	$14.6	$4.4	$(12.8)	$(0.2)	$6.0
Other	7.1	2.3	(1.5)	(0.5)	7.4
Total	$21.7	$6.7	$(14.3)	$(0.7)	$13.4

(a) Cash payments primarily relate to severance charges.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share

The computations of earnings per common share for the twenty-six and thirteen weeks ended June 28, 2025, and June 29, 2024, were as follows:

(In millions, except per share data)	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024	Thirteen Weeks Ended June 28, 2025	Thirteen Weeks Ended June 29, 2024
Net income	$151.6	$230.2	$100.3	$133.9

Earnings per common share
Basic earnings per share	$1.25	$1.83	$0.83	$1.07
Diluted earnings per share	$1.24	$1.82	$0.83	$1.06

Basic average shares outstanding	121.3	125.5	120.3	125.1
Stock-based awards	0.5	0.9	0.4	0.7
Diluted average shares outstanding	121.8	126.4	120.7	125.8
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.8	0.8	2.5	1.3

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Events

Held for Sale

In July 2025, management committed to a plan to sell one of our assets, included within Property, plant, and equipment, net, and determined that held-for-sale criteria was met. These assets had an aggregate carrying value of $152.2 million as of June 28, 2025. We concluded that the aggregate carrying value of these assets exceeded fair value, less costs to sell, which will result in a pre-tax impairment charge of between $30 and $50 million to be recognized during the thirteen-weeks ending September 27, 2025. This charge will be reflected within Asset impairment charges on the consolidated statements of income and relates to our Outdoors segment.

Dividend Declared

On July 16, 2025, the Company's Board declared a cash dividend of $0.25 per common share payable on September 10, 2025 to stockholders of record at the close of business on August 22, 2025.

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

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. We believe the long-term outlook for our products remains favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, will helps us to continue to achieve profitable organic growth over time.

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

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile geopolitical environment, as well as increased rates of inflation, increased interest rates, unfavorable fluctuations in foreign exchange rates and the ongoing and worsening costs of tariffs (including U.S. tariffs announced or imposed on China, Canada, Mexico and other countries and any reciprocal actions taken by such countries).

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

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended June 28, 2025 Compared To Twenty-Six Weeks Ended June 29, 2024

	Net Sales
(In millions)	2025	2024	% Change vs. Prior Year
Water	$1,212.3	$1,284.9	(5.7)%
Outdoors	683.6	704.4	(3.0)
Security	340.6	360.2	(5.4)
Net sales	$2,236.5	$2,349.5	(4.8)%

	Operating Income (Loss)
	2025	2024	% Change vs. Prior Year
Water	$259.3	$292.2	(11.3)%
Outdoors	64.7	86.0	(24.8)
Security	38.7	53.5	(27.7)
Less: Corporate expenses	(94.1)	(77.2)	21.9
Operating income	$268.6	$354.5	(24.2)%

The following discussion of consolidated results of operations and segment results refers to the twenty-six weeks ended June 28, 2025 compared to the twenty-six weeks ended June 29, 2024. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $113.0 million, or 4.8%, primarily due to lower sales volume in the U.S. as well as in our international markets ($59.8 million) and unfavorable foreign exchange ($6.5 million), partially offset by higher product pricing (including price increases implemented to offset or partially offset tariff impacts) and lower customer sales incentives.

Cost of products sold

Cost of products sold decreased by $82.2 million, or 6.2%, primarily due to the lower sales volume, lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by significant cost inflation.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $22.4 million, or 3.5%, primarily due to higher restructuring-related charges ($16.6 million), higher distribution costs and higher customer credit losses, partially offset by lower headcount-related expenses.

Restructuring charges

Restructuring charges of $38.5 million in the twenty-six weeks ended June 28, 2025 are primarily attributable to costs associated with the decision to consolidate the Company's U.S. regional offices into one campus headquarters and its related organizational and personnel changes ($33.5 million), product-line rationalizations within our Outdoors segment, plant closures in both our Water and Security segments and headcount-reduction actions across all segments

Operating income

Operating income decreased by $85.9 million, or 24.2%, primarily due to the lower sales volume and higher restructuring and restructuring-related charges, partially offset by lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies as well as lower headcount-related costs.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense decreased by $2.6 million, or 4.2%, primarily due to lower interest rates on current-period commercial paper borrowings, partially offset by higher commercial paper borrowings net of repayments during the twenty-six weeks ended June 28, 2025, as compared to the twenty-six weeks ended June 29, 2024 ($637.4 million in 2025 versus $104.7 million in 2024).

Other income, net

Other income, net, was $8.2 million in the twenty-six weeks ended June 28, 2025, compared to $3.6 million in the twenty-six weeks ended June 29, 2024. The increase in other income, net is primarily due to an increase in interest income ($3.1 million) and a decrease in foreign currency transaction expense ($3.0 million), partially offset by an increase in net periodic benefit expense ($4.5 million).

Income taxes

The effective income tax rates for the twenty-six weeks ended June 28, 2025 and twenty-six weeks ended June 29, 2024 were 30.1% and 22.2%, respectively.

The difference between the Company’s effective income tax rate for the twenty-six weeks ended June 28, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes, including the state income tax impacts of legal entity restructuring, foreign income taxed at higher rates, and dividend withholding tax, partially offset by decreases in uncertain tax positions.

The difference between the Company’s effective income tax rate for the twenty-six weeks ended June 29, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by a favorable benefit related to a valuation allowance release, decreases in uncertain tax positions, and tax credits.

Net income

Net income was $151.6 million in the twenty-six weeks ended June 28, 2025, compared to $230.2 million in the twenty-six weeks ended June 29, 2024. The decrease in net income was due to lower operating income ($85.9 million), partially offset by lower interest expense ($2.6 million) and higher other income ($4.6 million).

Results By Segment

Water

Net sales decreased by $72.6 million, or 5.7%, primarily due to lower sales unit volume (including a sales volume decline within our China business of approximately $46.4 million) and unfavorable foreign exchange ($5.9 million), partially offset by higher product pricing (including price increases implemented to offset or partially offset tariff impacts) and lower customer sales incentives.

Operating income decreased by $32.9 million, or 11.3%, primarily due to the lower sales volume, higher restructuring and restructuring-related charges ($17.0 million) and significant cost inflation, partially offset by productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, higher product pricing (including price increases implemented to offset or partially offset tariff impacts), lower customer sales incentives and lower transportation costs.

Outdoors

Net sales decreased by $20.8 million, or 3.0%, primarily due to lower sales unit volume, partially offset by higher product pricing (including price increases implemented to offset or partially offset tariff impacts), lower customer sales incentives and favorable product mix.

Operating income decreased by $21.3 million, or 24.8%, primarily due to the lower sales unit volume, higher restructuring and restructuring-related charges ($0.8 million) and significant cost inflation, partially offset by higher product pricing (including price increases implemented to offset or partially offset tariff impacts) and productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies.

Security

Net sales decreased by $19.6 million, or 5.4%, primarily due to lower sales unit volume and unfavorable foreign exchange ($0.6 million).

Operating income decreased by $14.8 million, or 27.7%, primarily due to the lower sales unit volume and higher restructuring and restructuring-related charges ($1.4 million), partially offset by productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies.

Corporate

Corporate expenses increased by $16.9 million, or 21.9%, primarily due to higher restructuring and restructuring-related charges ($19.9 million), partially offset by lower headcount-related costs.

Thirteen Weeks Ended June 28, 2025 Compared To Thirteen Weeks Ended June 29, 2024

	Net Sales
(In millions)	2025	2024	% Change vs. Prior Year
Water	$646.9	$659.6	(1.9)%
Outdoors	378.8	389.4	(2.7)
Security	177.6	191.0	(7.0)
Net sales	$1,203.3	$1,240.0	(3.0)%

	Operating Income (Loss)
	2025	2024	% Change vs. Prior Year
Water	$156.0	$150.9	3.4%
Outdoors	42.1	51.8	(18.7)
Security	22.7	34.4	(34.0)
Less: Corporate expenses	(49.2)	(38.0)	29.5
Operating income	$171.6	$199.1	(13.8)%

The following discussion of consolidated results of operations and segment results refers to the thirteen weeks ended June 28, 2025 compared to the thirteen weeks ended June 29, 2024. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $36.7 million, or 3.0%, primarily due to lower sales volume in the U.S. as well as in our international markets ($35.8 million), partially offset by higher product pricing (including price increases implemented to offset or partially offset tariff impacts) and lower customer sales incentives.

Cost of products sold

Cost of products sold decreased by $38.9 million, or 5.6%, primarily due to the lower sales volume, lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by significant cost inflation.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $19.1 million, or 6.0%, primarily due to higher restructuring-related charges ($12.2 million), higher distribution costs and higher customer credit losses, partially offset by lower headcount-related expenses.

Restructuring charges

Restructuring charges of $13.7 million in the thirteen weeks ended June 28, 2025 are primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and related organizational and personnel changes as well as headcount-reduction actions across all segments.

Operating income

Operating income decreased by $27.5 million, or 13.8%, primarily due to the lower sales volume and higher restructuring and restructuring-related charges ($11.5 million), partially offset by lower transportation costs and productivity improvements in all of our segments as a result of strategic sourcing initiatives and manufacturing efficiencies as well as lower headcount-related costs.

Interest expense

Interest expense decreased by $1.1 million, or 3.4%, primarily due to lower interest rates on current-period commercial paper borrowings, partially offset by higher commercial paper borrowings net of repayments during the thirteen weeks ended June 28, 2025, as compared to the thirteen weeks ended June 29, 2024 ($358.0 million of net borrowings in 2025 versus $269.0 million of net repayments in 2024).

Other income, net

Other income, net, was $7.3 million in the thirteen weeks ended June 28, 2025, compared to $3.7 million in the thirteen weeks ended June 29, 2024. The increase in other income, net is primarily due to a decrease in foreign currency transaction expense ($3.9 million), partially offset by an increase in net periodic benefit expense ($2.3 million).

Income taxes

The effective income tax rates for the thirteen weeks ended June 28, 2025 and thirteen weeks ended June 29, 2024 were 32.1% and 21.5%, respectively.

The difference between the Company’s effective income tax rate for the thirteen weeks ended June 28, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes, including the state income tax impacts of legal entity restructuring, foreign income taxed at higher rates, and dividend withholding tax, partially offset by decreases in uncertain tax positions.

The difference between the Company’s effective income tax rate for the thirteen weeks ended June 29, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by a favorable benefit related decreases in uncertain tax positions and tax credits.

Net income

Net income was $100.3 million in the thirteen weeks ended June 28, 2025, compared to $133.9 million in the thirteen weeks ended June 29, 2024. The decrease in net income was due to lower operating income ($27.5 million) and higher income tax expense ($10.8 million), partially offset by higher other income ($3.6 million).

Results By Segment

Water

Net sales decreased by $12.7 million, or 1.9%, primarily due to lower sales unit volume (including a sales volume decline within our China business of approximately $24.7 million), partially offset by higher product pricing (including price increases implemented to offset or partially offset tariff impacts) and lower customer sales incentives.

Operating income increased by $5.1 million, or 3.4%, primarily due to higher product pricing (including price increases implemented to offset or partially offset tariff impacts), lower customer sales incentives, and productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies, partially offset by lower sales volume and higher restructuring and restructuring-related charges ($7.0 million).

Outdoors

Net sales decreased by $10.6 million, or 2.7%, primarily due to lower sales unit volume, partially offset by higher product pricing (including those related to tariffs).

Operating income decreased by $9.7 million, or 18.7%, primarily due to the lower sales unit volume and material cost inflation, partially offset by lower restructuring and restructuring-related charges ($5.0 million), higher product pricing (including those related to tariffs) and productivity improvements as a result of strategic sourcing initiatives and manufacturing efficiencies.

Security

Net sales decreased by $13.4 million, or 7.0%, primarily due to lower sales unit volume, partially offset by favorable foreign exchange ($0.6 million).

Operating income decreased by $11.7 million, or 34.0%, primarily due to the lower sales unit volume and higher restructuring and restructuring-related charges ($1.8 million).

Corporate

Corporate expenses increased by $11.2 million, or 29.5%, primarily due to higher restructuring and restructuring-related charges ($7.7 million) as well as higher professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate both for the 12-month period following June 28, 2025, and in the long-term.

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

Long-Term Debt

In June 2025, we repaid our 4.000% senior unsecured notes issued in June 2015 at their maturity date using a combination of cash on hand and commercial paper borrowings.

At June 28, 2025, the Company had aggregate outstanding notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. In addition, we believe that we have the ability to obtain alternative sources of financing if required. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of June 28, 2025 and December 28, 2024:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 28, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$-	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	696.9	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	446.9	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.6	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.5	594.1
Total Senior Notes				$2,174.9	$2,673.3
Less: current portion				-	499.6
Total Senior Notes long-term				$2,174.9	$2,173.7

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate ("SOFR") at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of June 28, 2025 and December 28, 2024. As of June 28, 2025, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of June 28, 2025 and December 28, 2024, respectively. There were no outstanding balances as of June 28, 2025 and December 28, 2024.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of June 28, 2025 and December 28, 2024 were $637.4 million and zero, respectively.

Cash and Seasonality

On June 28, 2025, we had non-restricted cash and cash equivalents of $234.7 million, of which $187.2 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the twenty-six weeks ended June 28, 2025, we repurchased 3.8 million shares of our outstanding common stock under the Company’s share repurchase program for $237.8 million. As of June 28, 2025, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $837.2 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the twenty-six weeks ended June 28, 2025, we paid dividends in the amount of $60.6 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

On July 16, 2025, the Company's Board declared a cash dividend of $0.25 per common share payable on September 10, 2025 to stockholders of record at the close of business on August 22, 2025.

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

Cash Flows

Below is a summary of cash flows for the twenty-six weeks ended June 28, 2025 and June 29, 2024.

'(In millions)	Twenty-Six Weeks Ended June 28, 2025	Twenty-Six Weeks Ended June 29, 2024
Net cash provided by operating activities	$66.0	$190.2
Net cash used in investing activities	(57.0)	(230.2)
Net cash (used in) provided by financing activities	(165.3)	9.7
Effect of foreign exchange rate changes on cash	9.6	(7.7)
Net decrease in cash and cash equivalents	$(146.7)	$(38.0)

Net cash provided by operating activities was $66.0 million in the twenty-six weeks ended June 28, 2025, compared to net cash provided by operating activities of $190.2 million in the twenty-six weeks ended June 29, 2024. The decrease in cash provided of $124.2 million was primarily due to lower net income in 2025 and an increase in accounts receivable and inventory balances compared to the prior period, partially offset by an increase in accrued expenses and other liabilities.

Net cash used in investing activities was $57.0 million in the twenty-six weeks ended June 28, 2025, compared to net cash used in investing activities of $230.2 million in the twenty-six weeks ended June 29, 2024. The decrease in cash used of $173.2 million primarily relates to a decrease in acquisition activity in 2025 and lower capital expenditures in 2025 as compared to 2024.

Net cash used in financing activities was $165.3 million in the twenty-six weeks ended June 28, 2025, compared to net cash provided by financing activities of $9.7 million in the twenty-six weeks ended June 29, 2024. The increase in cash used of $175 million was primarily due to higher net debt repayments in 2025 as compared to 2024 ($90.0 million) and higher share repurchases in 2025 compared to 2024 ($87.6 million).

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 28, 2024, the fair value of our total pension plan assets was $177.1 million, representing funding of approximately 95% of the accumulated qualified benefit obligation liability. During the twenty-six weeks ended June 28, 2025, we made no pension contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during thirteen-weeks ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended June 28, 2025:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended June 28, 2025	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
March 30 – April 26	969,414	$51.58	969,414	$850,000,101
April 27 – May 24	4,500	$49.91	4,500	849,775,527
May 25 – June 28	252,639	$49.60	252,639	837,245,452
Total	1,226,553	$51.16	1,226,553

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount	Expiration date
February 4, 2025	February 6, 2025	$1,000,000,000	February 4, 2027

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

During the second quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: July 31, 2025	/s/ Jonathan H. Baksht
Jonathan H. Baksht
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)