Form 10-Q
period 2025-09-27
Fortune Brands Innovations, Inc.
filed 2025-10-30
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-35166

Fortune Brands Innovations, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	62-1411546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Horizon Way, Building N, Deerfield, Illinois 60015-3888

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at October 17, 2025 was 120,138,358.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Thirty-Nine and Thirteen Weeks Ended September 27, 2025 and September 28, 2024

(In millions, except per share amounts)

(Unaudited)

	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024
Net sales	$3,385.7	$3,504.8	$1,149.2	$1,155.3
Cost of products sold	1,868.5	1,946.4	629.8	625.5
Selling, general and administrative expenses	967.0	929.5	313.2	298.2
Amortization of intangible assets	56.4	55.2	19.4	19.1
Asset impairment charges	50.1	-	50.1	-
Restructuring charges	49.3	14.1	10.8	7.4
Operating income	394.4	559.6	125.9	205.1
Interest expense	88.4	92.6	28.6	30.2
Other (income) expense, net	(5.8)	(5.2)	2.6	(1.6)
Income before taxes	311.8	472.2	94.7	176.5
Income tax	89.4	105.4	23.9	39.9
Net income	$222.4	$366.8	$70.8	$136.6

Basic earnings per common share	$1.84	$2.93	$0.59	$1.10
Diluted earnings per common share	$1.83	$2.91	$0.59	$1.09

Comprehensive income	$241.3	$357.8	$61.8	$147.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 27, 2025	December 28, 2024
Assets
Current assets
Cash and cash equivalents	$223.9	$381.1
Accounts receivable less allowance for credit losses of $13.7 and $7.0	565.6	514.4
Inventories	1,041.1	960.3
Other current assets	179.6	151.6
Total current assets	2,010.2	2,007.4
Property, plant and equipment, net	815.5	999.2
Operating lease assets	208.9	148.1
Goodwill	2,004.0	1,992.0
Other intangible assets, net of accumulated amortization	1,249.3	1,297.2
Assets held for sale	109.2	3.2
Other assets	121.6	114.7
Total assets	$6,518.7	$6,561.8
Liabilities and equity
Current liabilities
Short-term debt	$-	$499.6
Accounts payable	523.2	513.9
Other current liabilities	507.6	588.8
Total current liabilities	1,030.8	1,602.3
Long-term debt	2,654.5	2,173.7
Deferred income taxes	146.6	117.4
Accrued defined benefit plans	30.7	32.5
Operating lease liabilities	179.6	121.6
Other non-current liabilities	97.5	92.3
Total liabilities	4,139.7	4,139.8
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,212.2	3,189.3
Accumulated other comprehensive income	61.3	42.4
Retained earnings	3,119.7	2,956.8
Treasury stock	(4,016.1)	(3,768.4)
Total stockholders' equity	2,379.0	2,422.0
Total liabilities and equity	$6,518.7	$6,561.8

(a) Common stock, par value $0.01 per share; 188.3 million shares and 187.9 million shares issued at September 27, 2025 and December 28, 2024, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirty-Nine Weeks Ended September 27, 2025 and September 28, 2024

(In millions)

(Unaudited)

	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024
Operating activities
Net income	$222.4	$366.8
Non-cash adjustments:
Depreciation	94.9	92.2
Amortization of intangibles	56.6	55.2
Non-cash lease expense	31.4	29.3
Stock-based compensation	19.5	29.6
Deferred taxes	33.3	18.1
Asset impairment charges	50.1	-
Other operating activities, net	(0.1)	1.1
Changes in operating assets and liabilities:
Increase in accounts receivable	(50.3)	(22.3)
(Increase) decrease in inventories	(73.6)	21.5
Increase (decrease) in accounts payable	14.3	(47.1)
(Increase) decrease in other assets	(6.6)	6.1
Decrease in accrued expenses and other liabilities	(105.7)	(129.1)
Decrease in accrued taxes	(15.8)	(25.9)
Net cash provided by operating activities	270.4	395.5
Investing activities
Capital expenditures (a)	(87.3)	(133.1)
Cost of acquisitions, net of cash acquired	-	(129.0)
Other investing activities, net	2.9	3.4
Net cash used in investing activities	(84.4)	(258.7)
Financing activities
Repayment of short-term debt	(500.0)	-
Issuance of long-term debt	1,661.7	740.0
Repayment of long-term debt	(1,181.7)	(635.0)
Proceeds from the exercise of stock options	4.0	10.4
Treasury stock purchases	(237.8)	(190.4)
Employee withholding taxes related to stock-based compensation	(7.9)	(13.8)
Dividends to stockholders	(90.6)	(90.0)
Other financing activities, net	(0.3)	(4.3)
Net cash used in financing activities	(352.6)	(183.1)
Effect of foreign exchange rate changes on cash	8.6	0.8
Net decrease in cash and cash equivalents	$(158.0)	$(45.5)
Cash, cash equivalents and restricted cash(b) at beginning of period	$385.5	$395.5
Cash, cash equivalents and restricted cash(b) at end of period	$227.5	$350.0

(a)
Capital expenditures of $6.9 million as of September 27, 2025 and $3.9 million as of September 28, 2024 that had not been paid, as of such dates were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $1.3 million and $2.3 million is included in Other current assets and Other assets, respectively, as of September 27, 2025 and restricted cash of $2.4 million and $2.8 million is included in Other current assets and Other assets, respectively, as of September 28, 2024. Restricted cash of $1.3 million and $3.1 million is included in Other current assets and Other assets, respectively, as of December 28, 2024.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Thirty-Nine and Thirteen Weeks Ended September 27, 2025 and September 28, 2024

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 30, 2023	$1.9	$3,134.5	$63.3	$2,605.3	$(3,511.6)	$2,293.4
Comprehensive income:
Net income	-	-	-	366.8	-	366.8
Other comprehensive income	-	-	(9.0)	-	-	(9.0)
Stock options exercised	-	10.4	-	-	-	10.4
Stock-based compensation	-	29.6	-	-	(13.8)	15.8
Treasury stock purchases	-	-	-	-	(191.9)	(191.9)
Dividends ($0.72 per common share)	-	-	-	(89.6)	-	(89.6)
Balance at September 28, 2024	$1.9	$3,174.5	$54.3	$2,882.5	$(3,717.3)	$2,395.9

Balance at December 28, 2024	$1.9	$3,189.3	$42.4	$2,956.8	$(3,768.4)	$2,422.0
Comprehensive income:
Net income	-	-	-	222.4	-	222.4
Other comprehensive income	-	-	18.9	-	-	18.9
Stock options exercised	-	4.0	-	-	-	4.0
Stock-based compensation	-	18.9	-	-	(7.9)	11.0
Treasury stock purchases	-	-	-	-	(239.8)	(239.8)
Dividends ($0.50 per common share)	-	-	-	(59.5)	-	(59.5)
Balance at September 27, 2025	$1.9	$3,212.2	$61.3	$3,119.7	$(4,016.1)	$2,379.0

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at June 29, 2024	$1.9	$3,161.0	$43.0	$2,805.5	$(3,680.8)	$2,330.6
Comprehensive income:
Net income	-	-	-	136.6	-	136.6
Other comprehensive income	-	-	11.3	-	-	11.3
Stock options exercised	-	3.3	-	-	-	3.3
Stock-based compensation	-	10.2	-	-	(1.1)	9.1
Treasury stock purchases	-	-	-	-	(35.4)	(35.4)
Dividends ($0.48 per common share)	-	-	-	(59.6)	-	(59.6)
Balance at September 28, 2024	$1.9	$3,174.5	$54.3	$2,882.5	$(3,717.3)	$2,395.9

Balance at June 28, 2025	$1.9	$3,204.5	$70.3	$3,079.1	$(4,015.6)	$2,340.2
Comprehensive income:
Net income	-	-	-	70.8	-	70.8
Other comprehensive income	-	-	(9.0)	-	-	(9.0)
Stock options exercised	-	3.3	-	-	-	3.3
Stock-based compensation	-	4.4	-	-	(0.7)	3.7
Treasury stock purchases	-	-	-	-	0.2	0.2
Dividends ($0.25 per common share)	-	-	-	(30.2)	-	(30.2)
Balance at September 27, 2025	$1.9	$3,212.2	$61.3	$3,119.7	$(4,016.1)	$2,379.0

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Principles of Consolidation

The Company is a leading home, security and digital company whose purpose is to elevate every life by transforming spaces into havens. The Company makes innovative products for residential and commercial environments, with a growing focus on digital solutions and products that add luxury, contribute to safety and enhance sustainability. References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

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

The condensed consolidated balance sheet as of September 27, 2025, the related condensed consolidated statements of comprehensive income and equity for the thirty-nine weeks and thirteen weeks ended September 27, 2025, the related condensed consolidated statements of comprehensive income and equity for the thirty-nine weeks and thirteen weeks ended September 28, 2024, and the related condensed consolidated statements of cash flows for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

In September 2025, the FASB issued ASU 2025-06 which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages" and clarifying the threshold to begin capitalizing costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. An entity may apply the amendments prospectively, retrospectively, or utilizing a modified transition approach. We are in the process of evaluating the impact of the ASU on our consolidated financial statements and related disclosures.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	September 27, 2025	December 28, 2024
Inventories:
Raw materials and supplies	$329.7	$329.2
Work in process	58.7	56.8
Finished products	652.7	574.3
Total inventories	$1,041.1	$960.3

Property, plant and equipment, gross	$1,752.6	$2,016.7
Less: accumulated depreciation	937.1	1,017.5
Property, plant and equipment, net	$815.5	$999.2

During the thirteen weeks ended September 27, 2025, we determined one of our assets, with a carrying value of $153.6 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. Management's decision to dispose of the asset was made as a result of the Company refocusing the business on areas with better growth and profitability potential, while utilizing additional capacity at existing manufacturing facilities. We concluded the carrying value of the asset exceeded its fair value, less estimated costs to sell, and recorded an impairment charge of $49.7 million on the consolidated statements of income within the Outdoors segment. The estimated fair value was determined using a combination of market and income approaches, which were based on valuation assumptions including certain Level 3 inputs. These assumptions included estimated sublease rental income, discount rates, market sales data and other market participant assumptions. The asset was reclassified from Property, plant and equipment, net to Assets held for sale in the Company's condensed consolidated balance sheets as of September 27, 2025.

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Identifiable Intangible Assets

We had goodwill of $2,004.0 million and $1,992.0 million as of September 27, 2025 and December 28, 2024, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 28, 2024(a)	$1,211.2	$651.1	$129.7	$1,992.0
Year-to-date foreign currency translation adjustments	11.5	-	0.5	12.0
Goodwill at September 27, 2025(a)	$1,222.7	$651.1	$130.2	$2,004.0

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 27, 2025 and December 28, 2024 were as follows:

(In millions)	As of September 27, 2025			As of December 28, 2024
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$519.5	$-	$519.5	$518.8	$-	$518.8
Amortizable intangible assets
Tradenames	$78.5	$(16.7)	$61.8	$76.1	$(13.1)	$63.0
Customer and contractual relationships	1,022.6	(392.9)	629.7	1,015.5	(346.2)	669.3
Patents/proprietary technology	140.7	(102.4)	38.3	138.9	(92.8)	46.1
Total	1,241.8	(512.0)	729.8	1,230.5	(452.1)	778.4
Total intangible assets	$1,761.3	$(512.0)	$1,249.3	$1,749.3	$(452.1)	$1,297.2

We had net identifiable intangible assets of $1,249.3 million and $1,297.2 million as of September 27, 2025 and December 28, 2024, respectively. The $12.0 million increase in gross identifiable intangible assets was primarily due to foreign currency translation adjustments.

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

At September 27, 2025, the Company had aggregate outstanding senior notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of September 27, 2025 and December 28, 2024:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 27, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$-	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	697.0	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	447.0	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.8	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.7	594.1
Total Senior Notes				$2,175.5	$2,673.3
Less: current portion				-	499.6
Total Senior Notes long-term				$2,175.5	$2,173.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of September 27, 2025 and December 28, 2024. As of September 27, 2025, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of both September 27, 2025 and December 28, 2024. There were no outstanding balances as of September 27, 2025 and December 28, 2024.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of September 27, 2025 and December 28, 2024 were $479.0 million and zero, respectively.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. There were no outstanding interest rate hedge contracts as of September 27, 2025.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso, the South African Rand and the Chinese Yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 27, 2025 was $646.4 million. Based on foreign exchange rates as of September 27, 2025, we estimate that $11.8 million of net derivative gains included in accumulated other comprehensive income as of September 27, 2025 will be reclassified to earnings within the next twelve months.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have entered into cross-currency swap contracts to hedge both our Canadian dollar and Chinese Yuan exposures of the Company's net investments in certain foreign subsidiaries. As of September 27, 2025, the notional value of the cross-currency swap contracts was $141.3 million and expire at various dates through November 2026. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within accumulated other comprehensive income and recognized upon termination of the respective net investment.

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

The fair values of derivative instruments on the consolidated balance sheets as of September 27, 2025 and December 28, 2024 were as follows:

		Fair Value
(In millions)	Location	September 27, 2025	December 28, 2024
Assets:
Foreign exchange contracts	Other current assets	$0.9	$3.8
Commodity contracts	Other current assets	0.1	-
Net investment hedges	Other current assets	0.7	2.0
Net investment hedges	Other assets	-	2.8
	Total assets	$1.7	$8.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.6	$2.7
Commodity contracts	Other current liabilities	0.1	-
	Total liabilities	$0.7	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirty-Nine Weeks Ended September 27, 2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,868.5	$88.4	$5.8
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	0.5
Derivative designated as hedging instruments	-	-	(3.0)
Gain on net investment hedging relationships			2.2
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	9.4	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirty-Nine Weeks Ended September 28, 2024
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,946.4	$92.6	$5.2
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	5.0
Derivative designated as hedging instruments	-	-	(6.1)
Gain on net investment hedging relationships			1.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	9.4	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended September 27, 2025 and September 28, 2024 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended September 27, 2025
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$629.8	$28.6	$2.6
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(3.9)
Derivative designated as hedging instruments	-	-	(0.5)
Gain on net investment hedging relationships			0.5
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.1	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended September 28, 2024
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$625.5	$30.2	$1.6
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	3.1
Derivative designated as hedging instruments	-	-	(3.3)
Gain on net investment hedging relationships			0.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.1	-

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

The carrying value and fair value of debt as of September 27, 2025 and December 28, 2024 were as follows:

(In millions)	September 27, 2025		December 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,175.5	$2,104.8	$2,673.3	$2,522.5
Commercial paper borrowings	479.0	479.0	-	-
Total debt	$2,654.5	$2,583.8	$2,673.3	$2,522.5

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of borrowings under our Commercial Paper Program is determined primarily using broker quotes, which are Level 2 inputs, and are equal to their carrying value.

Assets and liabilities measured at fair value on a recurring basis as of September 27, 2025 and December 28, 2024 were as follows:

(In millions)	Fair Value
	September 27, 2025	December 28, 2024
Assets
Derivative financial instruments (Level 2)	$1.7	$8.6
Liabilities
Derivative financial instruments (Level 2)	$0.7	$2.7

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) consists of net income (loss) and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirty-nine and thirteen weeks ended September 27, 2025 and September 28, 2024 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 30, 2023	$5.3	$86.0	$(28.0)	$63.3
Amounts classified into accumulated other comprehensive (loss) income	(0.4)	(0.2)	(0.7)	(1.3)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(7.5)	(0.2)	(7.7)
Net current-period other comprehensive (loss) income	(0.4)	(7.7)	(0.9)	(9.0)
Balance at September 28, 2024	$4.9	$78.3	$(28.9)	$54.3

Balance at December 28, 2024	$(25.6)	$78.1	$(10.1)	$42.4
Amounts classified into accumulated other comprehensive (loss) income	25.5	2.4	1.1	29.0
Amounts reclassified from accumulated other comprehensive (loss) income	-	(10.1)	-	(10.1)
Net current-period other comprehensive (loss) income	25.5	(7.7)	1.1	18.9
Balance at September 27, 2025	$(0.1)	$70.4	$(9.0)	$61.3

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at June 29, 2024	$(11.5)	$82.6	$(28.1)	$43.0
Amounts classified into accumulated other comprehensive (loss) income	16.4	(1.9)	(0.6)	13.9
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.4)	(0.2)	(2.6)
Net current-period other comprehensive (loss) income	16.4	(4.3)	(0.8)	11.3
Balance at September 28, 2024	$4.9	$78.3	$(28.9)	$54.3

Balance at June 28, 2025	$6.3	$73.0	$(9.0)	$70.3
Amounts classified into accumulated other comprehensive (loss) income	(6.4)	1.2	-	(5.2)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3.8)	-	(3.8)
Net current-period other comprehensive (loss) income	(6.4)	(2.6)	-	(9.0)
Balance at September 27, 2025	$(0.1)	$70.4	$(9.0)	$61.3

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss for the thirty-nine and thirteen weeks ended September 27, 2025 and September 28, 2024 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.8	$0.4	Cost of products sold
Interest rate contracts	9.4	9.4	Interest expense
Total before tax	10.2	9.8
Tax expense	(0.1)	(2.3)
Net of tax	$10.1	$7.5
Defined benefit plan items
Recognition of actuarial losses	$-	$0.3	Other (income) expense, net
Total before tax	-	0.3
Tax expense	-	(0.1)
Net of tax	$-	$0.2
Total reclassifications for the period, net of tax	$10.1	$7.7

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.8	$-	Cost of products sold
Interest rate contracts	3.1	3.1	Interest expense
Total before tax	3.9	3.1
Tax expense	(0.1)	(0.7)
Total reclassifications for the period	$3.8	$2.4
Defined benefit plan items
Recognition of actuarial losses	$-	$0.3	Other (income) expense, net
Total before tax	-	0.3
Tax expense	-	(0.1)
Net of tax	$-	$0.2
Total reclassifications for the period, net of tax	$3.8	$2.6

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the thirty-nine and thirteen weeks ended September 27, 2025 and September 28, 2024:

(In millions)	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024
Wholesalers(a)	$1,641.7	$1,702.4	$512.9	$566.0
Home Center retailers(b)	847.6	860.3	323.7	277.8
Other retailers(c)	350.8	335.7	119.9	118.1
U.S. net sales	2,840.1	2,898.4	956.5	961.9
International(d)	545.6	606.4	192.7	193.4
Net sales	$3,385.7	$3,504.8	$1,149.2	$1,155.3

` `

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

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represents advanced payments and billings in excess of revenue recognized. Deferred revenue liabilities of $17.7 million and $29.6 million as of September 27, 2025 and September 28, 2024, respectively, were included in Other current liabilities in our consolidated balance sheet, and $13.8 million and $12.0 million as of September 27, 2025 and September 28, 2024, respectively, were included in Other noncurrent liabilities in our consolidated balance sheet.

11. Defined Benefit Plans

The components of net periodic benefit income for pension benefits for the thirty-nine and thirteen weeks ended September 27, 2025 and September 28, 2024 were as follows:

	Pension Benefits
(In millions)	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024
Interest cost	$8.6	$17.5	$2.9	$5.2
Expected return on plan assets	(8.1)	(23.3)	(2.7)	(6.8)
Net periodic benefit cost (income)	$0.5	$(5.8)	$0.2	$(1.6)

12. Income Taxes

The effective income tax rates for the thirty-nine and thirteen weeks ended September 27, 2025 were 28.7% and 25.3%, respectively. The effective income tax rates for the thirty-nine and thirteen weeks ended September 28, 2024 were 22.3% and 22.6%, respectively.

The difference between the Company’s effective income tax rate for the thirty-nine weeks ended September 27, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes, including the state income tax impacts of legal entity restructuring, foreign income taxed at higher income tax rates, and dividend withholding tax, partially offset by decreases in uncertain tax positions.

The difference between the Company’s effective income tax rate for the thirteen weeks ended September 27, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher income tax rates, partially offset by provision to return adjustments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. As permitted by the OBBBA, the Company is currently planning to deduct amounts for domestic research and experimental costs that had previously been required to be capitalized and amortized and take 100% bonus depreciation on eligible assets.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirty-nine weeks ended September 27, 2025 and September 28, 2024.

(In millions)	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024
Reserve balance at beginning of period	$20.2	$18.4
Provision for warranties issued	5.3	5.9
Settlements made (in cash or in kind)	(6.1)	(7.3)
Acquisition	-	2.1
Foreign translation adjustments	(0.4)	-
Reserve balance at end of period	$19.0	$19.1

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales and operating income for the thirty-nine weeks ended September 27, 2025 and September 28, 2024 by segment were as follows:

(In millions)	Water	Outdoors	Security	Thirty-Nine Weeks Ended September 27, 2025
Net sales	$1,830.8	$1,028.1	$526.8	$3,385.7
Depreciation	37.4	46.1	8.6	92.1
Amortization of intangibles	30.1	22.5	3.8	56.4
Other segment items (1)	1,358.2	899.8	448.0	2,706.0
Unallocated expenses	-	-	-	136.8
Total operating income	$405.1	$59.7	$66.4	$394.4

(1) Other segment items recognized during the thirty-nine weeks ended September 27, 2025 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Thirty-Nine Weeks Ended September 28, 2024
Net sales	$1,920.0	$1,047.1	$537.7	$3,504.8
Depreciation	31.1	43.0	16.5	90.6
Amortization of intangibles	29.6	22.5	3.1	55.2
Other segment items (1)	1,415.7	837.7	431.6	2,685.0
Unallocated expenses	-	-	-	114.4
Total operating income	$443.6	$143.9	$86.5	$559.6

(1) Other segment items recognized during the thirty-nine weeks ended September 28, 2024 include cost of sales and selling, general, and administrative expenses.

Net sales and operating income for the thirteen weeks ended September 27, 2025 and September 28, 2024 by segment were as follows:

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended September 27, 2025
Net sales	$618.5	$344.5	$186.2	$1,149.2
Depreciation	11.4	14.4	2.2	28.0
Amortization of intangibles	10.1	7.5	1.8	19.4
Other segment items (1)	451.1	327.6	154.5	933.2
Unallocated expenses	-	-	-	42.7
Total operating income	$145.9	$(5.0)	$27.7	$125.9

(1) Other segment items recognized during the thirteen weeks ended September 27, 2025 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended September 28, 2024
Net sales	$635.1	$342.7	$177.5	$1,155.3
Depreciation	11.7	11.4	3.2	26.3
Amortization of intangibles	10.0	7.5	1.6	19.1
Other segment items (1)	462.0	266.0	139.7	867.7
Unallocated expenses	-	-	-	37.1
Total operating income	$151.4	$57.8	$33.0	$205.1

(1) Other segment items recognized during the thirteen weeks ended September 28, 2024 include cost of sales and selling, general, and administrative expenses.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring and Other Charges

On January 18, 2025, we announced the decision to consolidate U.S. regional offices into one campus headquarters in Deerfield, Illinois. In connection with these consolidation activities and related organizational and personnel changes, the Company currently expects to incur certain cash and non-cash restructuring and other charges related to employee relocation, severance, retention, non-cash asset related costs, lease exit costs, and other transition activities estimated in the range of approximately $100 million to $120 million in the aggregate, the majority of which are expected to be cash charges that will be spread through the balance of this fiscal year and fiscal year 2026. For the thirty-nine weeks ended September 27, 2025, we incurred total charges of $69.2 million, including cash charges of $54.9 million primarily related to severance and other exit costs, and non-cash charges of $14.3 million primarily related to acceleration of property, plant and equipment depreciation. For the thirteen weeks ended September 27, 2025, we incurred total charges of $20.5 million, including cash charges of $16.6 million primarily related to severance and other exit costs, and non-cash charges of $3.9 million primarily related to acceleration of property, plant and equipment depreciation. The estimated ranges of restructuring and other charges are provisional and include management judgments and assumptions that could change as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional charges.

Total restructuring and other charges (gains) for the thirty-nine and thirteen weeks ended September 27, 2025 and September 28, 2024 are shown below.

(In millions)	Thirty-Nine Weeks Ended September 27, 2025
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$20.3	$0.8	$3.7	$24.8
Outdoors	4.9	8.8	7.2	20.9
Security	7.4	3.8	5.1	16.3
Corporate	16.7	-	11.8	28.5
Total	$49.3	$13.4	$27.8	$90.5

(In millions)	Thirty-Nine Weeks Ended September 28, 2024
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$4.9	$2.4	$-	$7.3
Outdoors	4.9	13.8	-	18.7
Security	3.1	7.7	-	10.8
Corporate	1.2	-	-	1.2
Total	$14.1	$23.9	$-	$38.0

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

Restructuring and other charges (gains) in the thirty-nine weeks ended September 27, 2025, are primarily attributable to costs associated with the decision to consolidate the Company's U.S. regional offices into one campus headquarters and its related organizational and personnel changes, a product-line rationalization within our Outdoors segment, and plant closures in all our segments. Restructuring and other charges in the thirty-nine weeks ended September 28, 2024, were primarily attributable to costs associated with the closure of a manufacturing facility within our Security segment, a product-line rationalization within our Outdoors segment and headcount-reduction actions across all segments.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Thirteen Weeks Ended September 27, 2025
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$4.4	$0.3	$0.5	$5.2
Outdoors	0.3	3.0	2.0	5.3
Security	1.7	0.1	3.7	5.5
Corporate	4.4	-	6.1	10.5
Total	$10.8	$3.4	$12.3	$26.5

(In millions)	Thirteen Weeks Ended September 28, 2024
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$3.4	$1.6	$-	$5.0
Outdoors	2.4	1.4	-	3.8
Security	0.8	0.5	-	1.3
Corporate	0.8	-	-	0.8
Total	$7.4	$3.5	$-	$10.9
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

Restructuring and other charges (gains) in the thirteen weeks ended September 27, 2025, are primarily due to costs incurred in connection within the Company's headquarters consolidation and its related organizational changes and plant and distribution center closures in all our segments. Restructuring and other charges in the thirteen weeks ended September 28, 2024, are largely related to costs associated with the closure of a manufacturing facility within our Security segment, a product line rationalization within our Outdoors segment and headcount-reduction actions across all segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 28, 2024	2025 Provision	Cash Payments(a)	Non-Cash Write-offs	Balance at September 27, 2025
Workforce reduction costs	$6.2	$47.8	$(19.1)	$-	$34.9
Other	7.7	1.5	(1.5)	(0.7)	7.0
Total	$13.9	$49.3	$(20.6)	$(0.7)	$41.9

(a) Cash payments primarily relate to severance charges.

(In millions)	Balance at December 30, 2023	2024 Provision	Cash Payments (a)	Non-Cash Write-offs	Balance at September 28, 2024
Workforce reduction costs	$14.6	$10.9	$(16.5)	$(0.2)	$8.8
Other	7.1	3.2	(1.7)	(0.4)	8.2
Total	$21.7	$14.1	$(18.2)	$(0.6)	$17.0

(a) Cash payments primarily relate to severance charges.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share

The computations of earnings per common share for the thirty-nine and thirteen weeks ended September 27, 2025 and September 28, 2024 were as follows:

(In millions, except per share data)	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024	Thirteen Weeks Ended September 27, 2025	Thirteen Weeks Ended September 28, 2024
Net income	$222.4	$366.8	$70.8	$136.6

Earnings per common share
Basic earnings per share	$1.84	$2.93	$0.59	$1.10
Diluted earnings per share	$1.83	$2.91	$0.59	$1.09

Basic average shares outstanding	120.9	125.1	120.1	124.2
Stock-based awards	0.5	0.9	0.4	0.9
Diluted average shares outstanding	121.4	126.0	120.5	125.1
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.8	0.8	1.8	0.7

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

Other

On September 12, 2025, the Company experienced a fire within a portion of one of its manufacturing facilities within the Outdoors segment. The fire primarily caused damage to owned property and equipment. Net sales were not impacted as a result of the fire, due to existing inventory levels and increased output at other manufacturing facilities. The charges of $3.0 million for the thirteen and thirty-nine weeks ended September 27, 2025, recorded in cost of products sold in the condensed consolidated statement of comprehensive income, include clean-up costs, damage to assets and fixed operating costs, less probable insurance recoveries.

18. Subsequent Events

Dividend Declared

On September 29, 2025, the Company's Board declared a cash dividend of $0.25 per common share payable on December 10, 2025 to stockholders of record at the close of business on November 21, 2025.

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

OVERVIEW

References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leading home, security and digital company whose purpose is to elevate every life by transforming spaces into havens. The Company makes innovative products for residential and commercial environments, with a growing focus on digital solutions and products that add luxury, contribute to safety and enhance sustainability.

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. We believe the long-term outlook for our products remains favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, will help us to continue to achieve profitable organic growth over time.

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

RESULTS OF OPERATIONS

Thirty-Nine Weeks Ended September 27, 2025 Compared To Thirty-Nine Weeks Ended September 28, 2024

Fortune Brands delivered net income of $222.4 million, or $1.83 per diluted common share for the thirty-nine weeks ended September 27, 2025 compared to net income of $366.8 million, or $2.91 per diluted common share in the prior year. Net income for the thirty-nine weeks ended September 27, 2025 was negatively impacted by lower sales unit volume, asset impairment charges of $50.1 million and restructuring and restructuring-related expenses in connection with our headquarters consolidation of $69.2 million. We delivered cash provided by operating activities of $270.4 million of the thirty-nine weeks ended September 27, 2025, compared to $395.5 million in the same prior year period.

	Net Sales
(In millions)	2025	2024	% Change vs. Prior Year
Water	$1,830.8	$1,920.0	(4.6)%
Outdoors	1,028.1	1,047.1	(1.8)
Security	526.8	537.7	(2.0)
Net sales	$3,385.7	$3,504.8	(3.4)%

	Operating Income (Loss)
	2025	2024	% Change vs. Prior Year
Water	$405.1	$443.6	(8.7)%
Outdoors	59.7	143.9	(58.5)
Security	66.4	86.5	(23.2)
Less: Corporate expenses	(136.8)	(114.4)	19.6
Operating income	$394.4	$559.6	(29.5)%

The following discussion of consolidated results of operations and segment results refers to the thirty-nine weeks ended September 27, 2025 compared to the thirty-nine weeks ended September 28, 2024. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $119.1 million, or 3.4%, primarily due to sales volume decreases in China of $59.0 million. The remaining decreases were due to lower sales volume, partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs and lower customer sales incentives. Net sales were unfavorably impacted by foreign exchange of $5.4 million.

Cost of products sold

Cost of products sold decreased by $77.9 million, or 4.0%, primarily due to the lower sales volume, lower restructuring-related charges of $10.5 million and continued productivity gains across the segments, supported by strategic sourcing initiatives and manufacturing efficiencies, partially offset by tariff and cost inflation. Cost of products sold also includes a loss, net of insurance recovery, of $3.0 million relating to a fire in a portion of a manufacturing facility within the Outdoors segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $37.5 million, or 4.0%, primarily due to higher restructuring-related charges of $27.8 million, distribution costs, and higher professional fees, partially offset by reductions to incentive compensation.

Asset impairment charges

During the thirty-nine weeks ended September 27, 2025, we determined one of our assets within the Outdoors segment met the criteria to be classified as held-for-sale criteria. An impairment charge of $49.7 million was recorded to reduce the carrying value of the asset to equal fair value, less estimated costs to sell.

Restructuring charges

Restructuring charges of $49.3 million in the thirty-nine weeks ended September 27, 2025 are primarily due to $43.3 million of costs incurred in connection with the Company's headquarters consolidation and its related organizational changes, as well as a product-line rationalization within our Outdoors segment and plant and distribution center closures in our Water and Security segments.

Operating income

Operating income decreased by $165.2 million, or 29.5%, primarily due to lower sales volume, material cost inflation, asset impairment charges of $50.1 million, higher distribution costs, and higher restructuring and restructuring-related charges of $52.5 million, partially offset by continued productivity gains across the segments supported by strategic sourcing initiatives and manufacturing efficiencies as well as reductions to incentive compensation.

Interest expense

Interest expense decreased by $4.2 million, or 4.5%, primarily due to lower interest rates on current-period commercial paper borrowings and lower senior unsecured notes outstanding, partially offset by higher commercial paper borrowings net of repayments during the thirty-nine weeks ended September 27, 2025, as compared to the thirty-nine weeks ended September 28, 2024 ($479.1 million in 2025 versus $104.7 million in 2024).

Other (income) expense, net

Other (income) expense, net, was $(5.8) million in the thirty-nine weeks ended September 27, 2025, compared to $(5.2) million in the thirty-nine weeks ended September 28, 2024. The increase of $(0.6) million in other (income) expense, net is primarily due to an increase in interest and investment income of $4.8 million and a decrease in foreign currency transaction expense of $1.9 million, partially offset by an increase in net periodic benefit expense of $6.5 million.

Income taxes

The effective income tax rates for the thirty-nine weeks ended September 27, 2025 and thirty-nine weeks ended September 28, 2024 were 28.7% and 22.3%, respectively.

The difference between the Company’s effective income tax rate for the thirty-nine weeks ended September 27, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes, including the state income tax impacts of legal entity restructuring, dividend withholding tax and foreign income taxed at higher rates, partially offset by decreases in uncertain tax positions.

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

Net income

Net income was $222.4 million in the thirty-nine weeks ended September 27, 2025, compared to $366.8 million in the thirty-nine weeks ended September 28, 2024.

Results By Segment

Water

Net sales decreased by $89.2 million, or 4.6%, primarily due to sales volume decreases in China of $59.0 million. The remaining decreases were due to lower sales unit volume, partially offset by disciplined pricing actions across our portfolio, including strategic adjustments to mitigate tariff-related costs. Net sales was unfavorably impacted by foreign exchange of $5.7 million.

Operating income decreased by $38.5 million, or 8.7%, primarily due to lower sales volume, material cost inflation, including tariff costs, higher restructuring and restructuring-related charges of $17.5 million, partially offset by manufacturing efficiencies and lower selling, general and administrative expenses, including reductions to incentive compensation.

Outdoors

Net sales decreased by $19.0 million, or 1.8%, primarily due to lower sales unit volume, partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs, and lower customer sales incentives.

Operating income decreased by $84.2 million, or 58.5%, due to lower sales unit volume, material cost inflation, including tariff costs, higher restructuring and restructuring-related charges of $2.2 million, partially offset by manufacturing efficiencies. Operating income was also unfavorably impacted by asset impairment charges of $50.1 million and by losses, net of insurance recovery, relating to a fire in a portion of a manufacturing facility of $3.0 million.

Security

Net sales decreased by $10.9 million, or 2.0%, primarily due to lower sales unit volume, partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs, and lower customer sales incentives.

Operating income decreased by $20.1 million, or 23.2%, primarily due to lower sales unit volume, material cost inflation, including tariff costs, and higher restructuring and restructuring-related charges of $5.5 million, partially offset by manufacturing efficiencies.

Corporate

Corporate expenses increased by $22.4 million, or 19.6%, primarily due to higher restructuring and restructuring-related charges of $27.3 million and higher professional fees, partially offset by reductions to incentive compensation.

Thirteen Weeks Ended September 27, 2025 Compared To Thirteen Weeks Ended September 28, 2024

Fortune Brands delivered net income of $70.8 million, or $0.59 per diluted common share for the thirteen weeks ended September 27, 2025 compared to net income of $136.6 million, or $1.09 per diluted common share in the prior year. Net income for the thirteen weeks ended September 27, 2025 was negatively impacted by lower sales unit volume, asset impairment charges of $50.1 million and restructuring and restructuring-related expenses in connection with our headquarters consolidation of $20.5 million.

	Net Sales
(In millions)	2025	2024	% Change vs. Prior Year
Water	$618.5	$635.1	(2.6)%
Outdoors	344.5	342.7	0.5
Security	186.2	177.5	4.9
Net sales	$1,149.2	$1,155.3	(0.5)%

	Operating Income (Loss)
	2025	2024	% Change vs. Prior Year
Water	$145.9	$151.4	(3.6)%
Outdoors	(5.0)	57.8	(108.7)
Security	27.7	33.0	(16.1)
Less: Corporate expenses	(42.7)	(37.1)	15.1
Operating income	$125.9	$205.1	(38.6)%

The following discussion of consolidated results of operations and segment results refers to the thirteen weeks ended September 27, 2025 compared to the thirteen weeks ended September 28, 2024. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $6.1 million, or 0.5%, primarily due to sales volume decreases in China of $14.5 million. The remaining decreases were due to lower sales volume, partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs. Net sales were favorably impacted by foreign exchange of $1.2 million.

Cost of products sold

Cost of products sold increased by $4.3 million, or 0.7%, primarily due to material cost inflation, including tariff costs, higher transportation costs, partially offset by the lower sales volume and continued productivity gains across the segments, supported by strategic sourcing initiatives and manufacturing efficiencies. Cost of products sold also includes a loss, net of insurance recovery, of $3.0 million relating to a fire in a portion of a manufacturing facility in the Outdoors segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $15.0 million, or 5.0%, primarily due to higher restructuring-related charges of $12.3 million, distribution costs, and professional fees, partially offset by reductions to incentive compensation.

Asset impairment charges

During the thirteen weeks ended September 27, 2025, we determined one of our assets within the Outdoors segment, met the criteria to be classified as held-for-sale. An impairment charge of $49.7 million was recorded to reduce the carrying value of the asset to equal fair value, less estimated costs to sell.

Restructuring charges

Restructuring charges of $10.8 million in the thirteen weeks ended September 27, 2025 are primarily due to costs incurred in connection within the Company's headquarters consolidation and its related organizational changes.

Operating income

Operating income decreased by $79.2 million, or 38.6%, primarily due to lower sales volume, material cost inflation, asset impairment charges of $50.1 million, higher restructuring and restructuring-related charges of $15.6 million, and higher distribution costs, partially offset by continued productivity gains across the segments, supported by strategic sourcing initiatives and manufacturing efficiencies, as well as reductions to incentive compensation.

Interest expense

Interest expense decreased by $1.6 million, or 5.3%, primarily due to lower interest rates on current-period commercial paper borrowings and lower unsecured senior notes outstanding.

Other (income) expense, net

Other (income) expense, net, was $2.6 million in the thirteen weeks ended September 27, 2025, compared to $(1.6) million in the thirteen weeks ended September 28, 2024. The decrease of $4.2 million in other (income) expense, net is primarily due to an increase in net periodic benefit expense of $2.0 million, and increase in foreign currency transaction expense of $1.0 million and a decrease in interest and investment income of $0.5 million.

Income taxes

The effective income tax rates for the thirteen weeks ended September 27, 2025 and thirteen weeks ended September 28, 2024 were 25.3% and 22.6%, respectively.

The difference between the Company’s effective income tax rate for the thirteen weeks ended September 27, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by provision to return adjustments.

The difference between the Company’s effective income tax rate for the thirteen weeks ended September 28, 2024, and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates, partially offset by favorable benefits related to provision to return adjustments and tax credits.

Net income

Net income was $70.8 million in the thirteen weeks ended September 27, 2025, compared to $136.6 million in the thirteen weeks ended September 28, 2024.

Results By Segment

Water

Net sales decreased by $16.6 million, or 2.6%, primarily due to sales volume decreases in China of $14.5 million. The remaining decreases were due to lower sales unit volume, partially offset by disciplined pricing actions across our portfolio, including strategic adjustments to mitigate tariff-related costs.

Operating income decreased by $5.5 million, or 3.6%, primarily due to lower sales volume, material cost inflation, including tariff costs, partially offset by manufacturing efficiencies and lower selling, general and administrative expenses, including reductions to incentive compensation.

Outdoors

Net sales increased by $1.8 million, or 0.5%, primarily due to disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs, partially offset by lower sales unit volume.

Operating income decreased by $62.8 million, or 108.7%, due to higher material costs, including tariff costs, lower sales unit volume, product mix and higher restructuring and restructuring-related charges of $1.5 million, partially offset by manufacturing efficiencies. Operating income was also unfavorably impacted by asset impairment charges of $50.1 million and by losses, net of insurance recovery, relating to a fire in a portion of a manufacturing facility of $3.0 million.

Security

Net sales increased by $8.7 million, or 4.9%, primarily due to disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs, partially offset by lower sales unit volume. Net sales was favorably impacted by foreign exchange of $0.9 million.

Operating income decreased by $5.3 million, or 16.1%, primarily due to lower sales unit volume, product mix and higher restructuring and restructuring-related charges of $4.2 million.

Corporate

Corporate expenses increased by $5.6 million, or 15.1%, primarily due to higher restructuring and restructuring-related charges of $9.7 million, and higher professional fees, partially offset by reductions to incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate both for the 12-month period following September 27, 2025, and in the long-term.

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

At September 27, 2025, the Company had aggregate outstanding notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. In addition, we believe that we have the ability to obtain alternative sources of financing if required. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of September 27, 2025 and December 28, 2024:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	September 27, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$-	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	697.0	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	447.0	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.8	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.7	594.1
Total Senior Notes				$2,175.5	$2,673.3
Less: current portion				-	499.6
Total Senior Notes long-term				$2,175.5	$2,173.7

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate ("SOFR") at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of September 27, 2025 and December 28, 2024. As of September 27, 2025, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of September 27, 2025 and December 28, 2024, respectively. There were no outstanding balances as of September 27, 2025 and December 28, 2024.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of September 27, 2025 was $479.0 million. No amounts were outstanding as of December 28, 2024.

Cash and Seasonality

On September 27, 2025, we had non-restricted cash and cash equivalents of $227.4 million, of which $191.1 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the thirty-nine weeks ended September 27, 2025, we repurchased 3.8 million shares of our outstanding common stock under the Company’s share repurchase program for $237.8 million. As of September 27, 2025, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $837.2 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the thirty-nine weeks ended September 27, 2025, we paid dividends in the amount of $90.6 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

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

Cash Flows

Below is a summary of cash flows for the thirty-nine weeks ended September 27, 2025 and September 28, 2024.

'(In millions)	Thirty-Nine Weeks Ended September 27, 2025	Thirty-Nine Weeks Ended September 28, 2024
Net cash provided by operating activities	$270.4	$395.5
Net cash used in investing activities	(84.4)	(258.7)
Net cash used in financing activities	(352.6)	(183.1)
Effect of foreign exchange rate changes on cash	8.6	0.8
Net decrease in cash and cash equivalents	$(158.0)	$(45.5)

Net cash provided by operating activities was $270.4 million in the thirty-nine weeks ended September 27, 2025, compared to net cash provided by operating activities of $395.5 million in the thirty-nine weeks ended September 28, 2024. The decrease in cash provided of $125.1 million was primarily due to lower net income in 2025 and an increase in accounts receivable and inventory balances compared to the prior period, partially offset by an increase in accounts payable and accrued expenses and other liabilities.

Net cash used in investing activities was $84.4 million in the thirty-nine weeks ended September 27, 2025, compared to net cash used in investing activities of $258.7 million in the thirty-nine weeks ended September 28, 2024. The decrease in cash used of $174.3 million primarily relates to the absence of acquisition-related outflows in 2025 and lower capital expenditures in 2025 as compared to 2024.

Net cash used in financing activities was $352.6 million in the thirty-nine weeks ended September 27, 2025, compared to net cash used in financing activities of $183.1 million in the thirty-nine weeks ended September 28, 2024. The increase in cash used of $169.5 million was primarily due to higher net debt repayments in 2025 as compared to 2024 of $125.0 million and higher share repurchases in 2025 compared to 2024 of $47.4 million.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 28, 2024, the fair value of our total pension plan assets was $177.1 million, representing funding of approximately 95% of the accumulated qualified benefit obligation liability. During the thirty-nine weeks ended September 27, 2025, we made no pension contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during thirteen weeks ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended September 27, 2025:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended September 27, 2025	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
June 29 – July 26	—	$—	—	$837,245,452
July 27 – August 23	—	$—	—	837,245,452
August 24 – September 27	—	$—	—	837,245,452
Total	—	$—	—

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount	Expiration date
February 4, 2025	February 6, 2025	$1,000,000,000	February 4, 2027

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

During the third quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: October 30, 2025	/s/ Jonathan H. Baksht
Jonathan H. Baksht
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)