Form 10-K
period 2025-12-27
Fortune Brands Innovations, Inc.
filed 2026-02-23
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant at June 28, 2025 (the last day of the registrant’s most recent second quarter) was $6,137,574,374. The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at February 6, 2026, was 119,988,377.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s proxy statement for its Annual Meeting of Stockholders to be held on May 5, 2026 (to be filed not later than 120 days after the end of the registrant’s fiscal year) (the “2026 Proxy Statement”) is incorporated by reference into Part III hereof.

Form 10-K Table of Contents

PART I

Item 1. Business.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition, in addition to statements regarding our expectations for the markets in which we operate, general business strategies, expected impacts from recently-announced organizational and leadership changes, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected effects of acquisitions, dispositions and other strategic transactions including the expected benefits and costs of the spin-off of MasterBrand, Inc. and the tax-free nature of the spin-off transaction, the anticipated effects of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned”, “confident,” “opportunity”, "focus" and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may”, and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, plans, estimates, assumptions and projections of our management about our industry, business and future financial results available at the time this report is filed with the Securities and Exchange Commission (the “SEC”). Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to execute on our strategic plans and the effectiveness of our strategies in the face of business competition, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks relating to rapidly evolving technological change, (vii) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (viii) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (ix) delays or outages in our information technology systems or computer networks or breaches of our information technology systems or other cybersecurity incidents, (x) risks associated with doing business globally, including changes in trade-related tariffs (including recent U.S. tariffs announced or imposed on China, Canada, Mexico and other countries and any reciprocal actions taken by such countries) and risks with uncertain trade environments, (xi) risks associated with the disruption of operations, including as a result of severe weather events, (xii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiii) risks associated with strategic acquisitions, divestitures and joint ventures, including difficulties integrating acquired companies and the inability to achieve the expected financial results and benefits of transactions, (xiv) impairments in the carrying value of goodwill or other acquired intangible assets, (xv) risks of increases in our defined benefit-related costs and funding requirements, (xvi) our ability to attract and retain qualified personnel and other labor constraints, (xvii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xviii) risks associated with environmental, social and governance matters, (xix) potential liabilities and costs from claims and litigation, (xx) changes in government and industry regulatory standards, (xxi) future tax law changes or the interpretation of existing tax laws, and (xxii) our ability to secure and protect our intellectual property rights, as well as those listed in the section below entitled “Risk Factors.” We undertake no obligation to, and expressly disclaim any such obligation to, update, amend, clarify or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “Fortune Brands,” the “Company,” “we,” “our” or “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries.

Our Company

We are an industry leading home, security and digital products company whose purpose is to elevate every life by transforming spaces into havens. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers, showrooms, direct to consumer, e-commerce and other retail outlets.

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
•
Business Simplification - Simplifying workstreams to be even more efficient and prioritizing activities that are core to brand, innovation and channel. As part of our reorganization and consolidation efforts to align our business unit-led operating model under one simplified executive leadership team, we expect to continue to prioritize activities that are core to brand, innovation, and channel.

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

Driving value through talent. We have built a talented and inclusive leadership team that is well positioned to continue to execute on our transformation to a more aligned operating model. We believe that investing in our employees is a critical component of our business strategy. We endeavor to do this through talent acquisition, development, succession planning and fostering an inclusive workforce.

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

We believe that advancing environmental, social and governance (“ESG”) initiatives and conducting business ethically is an important factor in allowing us to attract and retain the best talent. ONE Home, which is comprised of our ESG programs and initiatives throughout our organization, is a holistic program focused on the areas where we can make the most impact and where our efforts tie to a larger business opportunity for us. We continue to look for ways to improve our ESG programs and practices by focusing on meaningful initiatives like water conservation, material conversion and safety.

Business Segments

We have three business segments: Water Innovations (herein referred to as "Water"), Outdoors and Security.

Our segments compete on the basis of innovation, fashion, quality, price, service and responsiveness to distributor, retailer and installer needs, as well as end-user consumer preferences. Our markets are very competitive. Approximately 16% of 2025 net sales were to international markets, and sales to two of the Company’s customers, Lowe’s Companies, Inc. (“Lowe’s”) and The Home Depot, Inc. (“The Home Depot”), each accounted for 11% of our net sales in 2025. Sales to all U.S. home centers in the aggregate were approximately 26% of net sales in 2025. In 2025, sales to our top ten customers represented approximately 52% of total sales.

Water. Our Water segment manufactures or assembles and sells faucets, accessories, luxury hardware, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa, Shaws, Emtek, Schaub and SpringWell brands. Although this segment sells products principally in the U.S., China and Canada, this segment also sells in Europe, Mexico, Southeast Asia and South America. Approximately 22% of 2025 net sales were to international markets. This segment sells directly through its own sales force and indirectly through independent manufacturer's representatives, primarily to wholesalers, home centers and mass merchandisers. This segment is increasingly investing in and developing digital products and “smart” home capabilities. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 21% of net sales of the Water segment in 2025. This segment’s chief competitors include Masco, Kohler, LIXIL Group, InSinkErator (owned by Whirlpool Corporation), Huida, Hgill, and Jomoo and imported private-label brands.

Outdoors. Our Outdoors segment manufactures and sells fiberglass and steel entry door systems under the Therma-Tru brand, storm, screen and security doors under the Larson brand, composite decking, railing and cladding under the Fiberon brand, urethane millwork under the Fypon brand and wide-opening exterior door systems and outdoor enclosures under the Solar Innovations brand. This segment sells products principally in the U.S. and Canada. This segment’s principal customers are home centers, hardware and other retailers, millwork building products and wholesale distributors, industrial distributors and specialty dealers that provide products to the residential new construction market, as well as to the remodeling and renovation markets. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 28% of net sales of the Outdoors segment in 2025. Therma-Tru, Larson, Fiberon, Fypon and Solar Innovations compete with Masonite, JELD-WEN, Andersen, Trex, James Hardie, Plastpro, Pella, and various regional and local suppliers.

Security. Our Security segment’s products consist of locks, safety and security devices, connected and mechanical lock out tag out solutions and electronic security products manufactured, sourced and distributed primarily under the Master Lock, American Lock, Yale and August brands and fire resistant safes, security containers and commercial cabinets manufactured, sourced and distributed under the SentrySafe brand. This segment sells products principally in the U.S., Canada, Europe, Central America, Japan and Australia. Approximately 22% of 2025 net sales of the Security segment were to international markets. This segment manufactures and sells key-controlled and combination padlocks, bicycle and cable locks, built-in locker locks, keyed and keyless smart locks, door hardware, automotive, trailer and towing locks, electronic access control solutions, and other specialty safety and security devices for consumer use to hardware, home center and other retail outlets. The segment primarily sells to locksmiths, industrial and institutional users, residential and multi-family housing hardware and service providers, third-party integrators, and original equipment manufacturers. In aggregate, sales to The Home Depot and Lowe’s comprised approximately 18% of the net sales of the Security segment in 2025. Master Lock, American Lock, Yale and August compete~~s~~ with Abus, W.H. Brady, Hampton, Kwikset, Schlage and various imports, and SentrySafe competes with First Alert, Magnum, Fortress, Stack-On and Fire King.

Other Information

Raw materials. The table below indicates the principal raw materials used by each of our segments. These materials are available from a number of sources. Volatility in the prices of commodities, including as a result of inflation, and energy used in making and distributing our products impacts the cost of manufacturing our products.

Segment	Raw Materials
Water	Brass, zinc, resins, stainless steel and aluminum
Outdoors	Wood, aluminum, steel, plastics, resins, glass, vinyl and insulating foam
Security	Steel, zinc, brass and resins

Intellectual property. Product innovation and branding are important to the success of our business. In addition to the brand protection offered by our trademarks, patent protection helps distinguish our unique product features in the market by preventing copying and making it more difficult for competitors to benefit unfairly from our design innovation. We hold U.S. and foreign patents covering various features used in products sold within all of our business segments. Although each of our segments relies on a number of patents and patent groups that, in the aggregate, provide important protections to us, no single patent or patent group is material to any of our segments.

Human capital resources. As of December 27, 2025, we had approximately 10,000 full-time and part-time employees worldwide (excluding contract workers). Approximately 59% of our workforce is composed of hourly production and distribution associates and the remaining population is composed of associates in an office role. We have no associates in the U.S. working under collective bargaining agreements.

We believe our associates are the key to our success. We invest in our teams and develop our associates to become the next generation of leaders to fuel innovation and drive Company growth. We also endeavor to create a home for all that keeps our employees safe, treats them with dignity and respect, and fosters a culture of performance. We also endeavor to create a culture where doing the right thing is embedded in the way we conduct business. We do this through the programs summarized below, and the objectives and related risks of each is overseen by our Board of Directors or its committees.

Health and Safety

Safety is a critical element to our growth strategy, integral to Company culture and one of our core values. Our Employee Safety & Environmental Stewardship Principles set standards for how we maintain a safe work environment and guides our business operations. We also have an Environmental, Health & Safety network composed of representatives from across our businesses that shares best practices and implements environmental, health and safety strategy. This helps drive our key programs designed to reinforce positive behaviors, to empower our employees to actively take part in maintaining a safe work environment, to heighten awareness and to mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk. Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our employees although in 2025 our rates increased slightly. Two of our primary safety measures are the Total Recordable Incidence Rate ("TRIR") and Lost Time Rate ("LTR"). For 2025 our TRIR was 1.02, compared to 0.98 in 2024 and our LTR was 0.34 in 2025 versus 0.31 in 2024.

Attracting and Retaining Superior Talent

We are committed to investing in the overall well-being of our associates, and we believe that this is a critical component of our business strategy. To attract and retain superior talent at all levels, our total rewards are designed to be market competitive, align associate incentives with our performance and support our associates across many aspects of their lives. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and associate performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits including medical, dental and vision coverage, health savings and spending accounts, and numerous programs introduced over the past year to help associates access care as well as remove barriers to care.

Creating a Culture of Inclusion and Respect for All

At our Company, we believe that embracing a variety of perspectives helps drive business results. By valuing and integrating diverse viewpoints with respect, we believe we can foster innovation and achieve superior performance.

We continue to take measured actions that foster and build upon our inclusive culture, that increase engagement of associates from a variety of backgrounds, and that are reflective of our consumers and communities. We believe that attracting and retaining talented employees from a variety of backgrounds will enable us to be more innovative and responsive to consumer needs and deliver strong performance and growth. We reinforce fair, equitable, and effective practices across our entire organization through training, Employee Resource Groups, which are open to U.S.-based associates, and which span a variety of associate groups, and partnerships with external organizations. People leaders participate in inclusion-focused learning programs, and we conduct engagement surveys twice a year to foster our commitment to employee engagement and feedback, to drive meaningful action and improvement in our culture.

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

Our performance management programs support a high-performance culture by reinforcing accountability, recognizing excellence, strengthening employee engagement, and helping retain top talent. We provide associates with relevant functional and leadership training – from frontline supervisors to mid-level office professionals – to ensure they have the tools to accelerate their development.

We also make a significant investment in assessing our talent against the jobs both in the near term and the future and ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles. Succession planning for critical roles is an important part of our talent program. Succession and development plans are created and monitored to ensure progress is made along established timelines.

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

Available Information. Our website address is www.FBIN.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. Reports filed with the SEC are also made available on its website at www.sec.gov.

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

Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels, principally in North America and China. Those housing markets are sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government policies and tax programs, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease consumer demand and could adversely impact our businesses by: causing consumers to delay or decline to pursue home ownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including kitchen and bath repair and remodel projects; or making it more difficult for consumers to secure loans for major home renovations. U.S. single-family and multi-family new home construction activity and U.S. repair and remodel activities all contracted from their 2024 level.

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

In connection with the separation of our Cabinets business, MasterBrand, Inc. (“MasterBrand”), via a tax-free spin-off transaction (the “Separation”), we shifted from a decentralized structure with separate businesses to a more aligned business unit-led operating model that prioritizes activities that are core to brand, innovation, and channel, among other changes. Although we believe that this transition allows us to fully leverage the scale and execution excellence of our total business, such transitions can be inherently difficult to manage, and may result in a diversion of management’s focus and attention from other aspects of our business. In addition, our new operating model may not yield the intended results, and may have unexpected consequences, which could negatively affect our business and results of operations and make it more difficult for us to execute on our strategic plans.

We also recently announced a CEO transition as well as certain other organizational and leadership changes in 2025 designed to drive accelerated growth, resulting in certain restructuring cash and non-cash charges. As part of those changes, we opened our new headquarters campus during the third quarter of 2025. Nevertheless, these efforts may not yield the desired results and may have unexpected consequences, including the potential for increased employee transition costs or difficulty retaining key employees, including as a result of market pressures or a reluctance to relocate to a new geographic area, and difficulties in identifying, or negotiating terms with, potential assignees or subtenants for existing leased office space.

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

Technological change continues to progress at a rapid pace. The creation, development, advancement and implementation of new technologies such as internet of things, 5G data networks, artificial intelligence, data analytics, 3-D printing, robotics, sensor technology, data storage, automation technologies and augmented reality, amongst others, have impacted and may continue to impact our processes, products, operations and services.

We evaluate on an ongoing basis new and emerging technologies that we believe are applicable to our business to potentially integrate them into our current and future products, services, processes and operations. The integration of any such new technologies into our business may also require the development of new processes, including those designed to oversee the implementation of such new technologies, and may require significant financial and operational resources. Even if successfully implemented, such technologies may not deliver the anticipated benefits.

In addition, competitors or new market entrants may more effectively use artificial intelligence and other advanced technologies to accelerate product design cycles, optimize pricing and promotions, improve demand forecasting and fulfillment, and target digital marketing, each of which may allow faster innovation and/or lower cost-to-serve. If we fail to compete with our peers in effectively adopting, deploying or integrating these or other new technologies into our business, or fail to guard against new competitors disrupting our business through the more effective use of such technologies, our competitive position, results of operations, cash flows and financial condition could be adversely affected.

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

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet increased demand. Supply chain disruptions could continue to impact our ability to timely source necessary components and inputs. Import tariffs, including existing or potential U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries, could potentially lead to further increases in prices of raw materials or components which are critical to our business. Such tariffs may increase our costs of products sold, and raising prices to account for any such increases in costs may negatively impact the competitiveness, and in turn market share, of our products. However, on February 20, 2026, the Supreme Court of the United States declared some of the existing U.S. tariffs imposed on China, Canada, Mexico and other countries unconstitutional. It remains uncertain how this decision will affect the existing tariffs or whether additional tariffs will be imposed under other laws. The scope and duration of any such tariffs, as well as the possibility that they may lead to additional, unpredictable retaliatory responses between the impacted countries, make it difficult to predict whether, and to what extent, they will impact our business. While in the past we have been able to mitigate the impact of such tariffs through productivity improvements and passing on increased costs to our customers, if we are unable to offset additional costs created by current or new tariffs, it could result in materially lower margins, result in lower revenue, and have an overall adverse effect on our results of operations. In addition, failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

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

For example, we routinely rely on systems for manufacturing, customer and supplier orders, shipping, regulatory compliance, finance, company operations, research and development and various other matters, as well as information technology systems and infrastructure to aid us in the collection, use, storage and transfer and other processing of data including confidential, business, financial, and personal information. Security threats, including cyber attacks, artificial intelligence assisted cyber attacks, security breaches, power outages, system failures, malware, ransomware, worms, Trojan horses, spyware, adware, rogue software and other attacks, are becoming increasingly sophisticated, frequent and adaptive, which increases the difficulty of detecting and successfully defending against them. Third-party systems that we rely upon are also vulnerable to the same security threats and may contain defects in design or manufacture or other problems that have in the past resulted, and could result in the future, in system disruptions that affect our operations or compromises of the information security of our own systems. Such security threats, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (ours or that of third parties) and the disruption of our business operations or the business operations of third parties on which we rely. The potential consequences of a material cybersecurity incident or other material system interruption and their effects include financial loss, business disruption, reputational damage, litigation or regulatory action, theft of intellectual property, fines levied by government agencies, diminution in the value of our investments in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. While we carry cyber insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The proliferation of, and advances in, artificial intelligence may exacerbate these risks.

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

We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Asia, Canada, Europe, Mexico and Africa. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including war, civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by higher manufacturing costs and international trade regulations, including, tariffs (including existing and potential U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), duties and antidumping penalties. Risks inherent to international operations include: potentially adverse tax laws; unfavorable changes or uncertainty relating to trade agreements or importation duties; uncertainty regarding clearance and enforcement of intellectual property rights; risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws; mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics that could result in longer lead times, economic policies or health emergencies and difficulty enforcing contracts or protecting our intellectual property rights. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes.

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

Impairment charges could have a material adverse effect on our financial results.

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

Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration. As recently announced, we are undergoing a CEO transition, which may create continuity risks and may adversely affect our financial condition, results of operations, cash flows and ability to execute on our business plans.

Tight labor markets in certain U.S. regions or functions, rising wages and competition for attracting and retaining qualified talent could result in the failure to attract, motivate and retain personnel. These challenges have resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations, and we may continue to face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations, cash flows and financial condition. In addition, our announced organizational and leadership changes could result in difficulty retaining key employees, including as a result of market pressures or a reluctance to relocate to a new geographic area.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, data privacy disputes, product recalls, personal injury claims, construction defects and home warranty claims, warranty disputes, other types of consumer litigation, environmental claims or proceedings, other tort claims, employment and tax matters, and other proceedings and litigation, including class actions. Defending ourselves in these matters may be time-consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management's focus and attention from other business and strategic matters. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our results of operations, cash flows and financial condition. Such proceedings could also generate significant adverse publicity and have a negative impact on our reputation and brand image, regardless of the merit of the claims or the existence or amount of liability. Additionally, any amount that we may be required to pay to satisfy a judgment, settlement, fine or penalty may not be covered by insurance and for some matters, such as class actions, no insurance may be available on attractive terms.

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

We have many patents, trademarks, brand names, trade names and trade secrets that, in the aggregate, are important to our business. Unauthorized use of these intellectual property rights or other loss of our intellectual property competitive position may not only erode sales of our products but also cause us to incur substantial significant damage to our brand name and reputation, interfere with our ability to effectively represent us to our customers, contractors and suppliers, and increase litigation costs. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third-party intellectual property rights will ensure our ability to manufacture, distribute, market or sell in any given country or territory. Furthermore, others may assert intellectual property infringement claims against us or our customers, which may require us to incur significant expense to defend such litigation or indemnify our customers.

Climate change and related impacts, including legislative and regulatory initiatives, could adversely affect our business and results of operations.

Concerns over the long-term effects of climate change have led to, and we expect will continue to lead to, governmental efforts around the world to mitigate those effects. We will need to respond to any new laws and regulations as well as to consumer, investor and business preferences resulting from climate change concerns and a broader societal transition to a lower-carbon economy, which may increase our operational complexity and result in costs to us in order to comply with any new laws, regulations or preferences. Further, the effects of climate change, including increasingly frequent and severe weather events, may negatively impact international, regional and local economic activity, which may lower demand for our products or disrupt our manufacturing or distribution operations. Overall, climate change, its effects and the resulting, unknown impact on government regulation, consumer, investor and business preferences could have a long-term material adverse effect on our business and results of operations.

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

In light of the increased focus on and public debate surrounding ESG matters, including unpredictable changes in legislation, government regulations, and policies of increasing complexity and numerosity, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations as to our proper role. Stakeholders are increasingly scrutinizing ESG practices, and their expectations are diverse and rapidly changing. Any failure or perceived failure by us in this regard could adversely impact our business and reputation.

In addition, developing, compiling and acting on ESG initiatives and regulations, including collecting, measuring and reporting related data, can be costly, difficult and time consuming. Significant expenditures and commitment of time by management, employees and outside advisors is involved in developing, implementing and overseeing policies, practices and internal controls related to ESG risk management and performance, and we may undertake additional costs to control, assess and report on ESG metrics as the nature, cost, scope and complexity of ESG reporting, particularly given inconsistency in state and local, federal, and international laws, diligence and disclosure requirements or expectations may continue to expand. Such costs may have an adverse impact our business and results of operations.

We also may face potential governmental enforcement actions, private litigation and other challenges or criticism challenging our ESG and sustainability goals, or our disclosure of those goals and our metrics for measuring achievement of them, which may increase our costs of compliance or adversely affect our reputation, business and results of operations.

In connection with the Separation, the Company and MasterBrand have agreed to indemnify each other for certain liabilities. If we are required to indemnify MasterBrand, our financial results could be negatively impacted. Further, MasterBrand’s indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which MasterBrand has been allocated responsibility, and MasterBrand may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation and Distribution Agreement and certain other agreements with MasterBrand related to the Separation, each party has agreed to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that MasterBrand is required to provide to us are not subject to any cap and may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that MasterBrand has agreed to retain. Any amounts that we may be required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from MasterBrand for our benefit may not be sufficient to protect us against the full amount of such liabilities, and MasterBrand may not be able to fully satisfy its indemnification obligations.

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

Notwithstanding the IRS Ruling and the Sidley Opinion, the IRS could determine that the Separation should be treated as taxable if it determines that any of these facts, assumptions, or representations is not correct or has been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS Ruling, or for other reasons, including as a result of a significant change in stock or asset ownership after the Separation. If the Separation ultimately is determined to be taxable, we could recognize gains in an amount generally equal to the excess of the fair market value of the assets of MasterBrand (determined based on the fair market value of the common stock distributed to our stockholders on the date of the Separation) over MasterBrand’s tax basis in such assets. In addition, we could recognize gains in an amount equal to the excess of the fair market value of the MasterBrand common stock distributed to our stockholders on the date of the Separation over our tax basis in such MasterBrand common stock. Furthermore, we could incur significant tax indemnification obligations under the Tax Allocation Agreement related to the Separation.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have an enterprise-wide cybersecurity program that is informed by the U.S. Department of Commerce National Institute of Standards and Technology Cybersecurity Framework. Our cybersecurity program encompasses the following key capabilities: 24x7 security monitoring, next-generation network security, advanced email and endpoint security, a dedicated enterprise cybersecurity team, third-party managed security services, third-party security assessment services, incident response retainer services, and external risk monitoring services. We also maintain cybersecurity risk insurance coverage to defray the costs of potential information security breaches.

We maintain an incident response plan. Our incident response plan coordinates the actions we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to address potentially applicable legal obligations and mitigate brand and reputational damage. Our incident response plan is updated as appropriate in response to changes within our organization or in response to external factors that may impact us. We test our incident response plan by conducting tabletop exercises on an annual basis.

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

Cybersecurity-related risks are assessed as part of the enterprise risk management program. The Audit Committee is responsible for overseeing our enterprise risk management program. The Audit Committee also oversees our information technology systems and controls, including the cybersecurity program and related risks. Annually, management assesses and ranks the risks identified through the enterprise risk management program according to the likelihood of occurrence and the potential monetary impact, which the Audit Committee reviews. Management also identifies and provides the Audit Committee with quarterly updates on these risks.

The CIO typically provides the Audit Committee with cybersecurity updates on a quarterly basis. During such updates, the CIO generally covers topics such as data security positions, results from third-party assessments, our incident response plan, and any material cybersecurity threats and developments. In 2025, the CIO reported to the full Board of Directors on our cybersecurity programs and risk mitigation efforts.

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

Item 2. Properties.

Our principal executive office is located in Deerfield, Illinois. We operate 14 U.S. manufacturing facilities in 8 states and have 16 manufacturing facilities in international locations (4 in Mexico, 5 in Europe, 3 in Africa, 3 in Asia and 1 in Canada). In addition, we have 34 distribution centers and warehouses worldwide, of which 29 are leased. The following table provides additional information with respect to these properties.

Segment	Manufacturing Facilities			Distribution Centers and Warehouses
	Owned	Leased	Total	Owned	Leased	Total
Water	8	6	14	2	15	17
Outdoors	11	1	12	2	8	10
Security	3	1	4	1	6	7
Totals	22	8	30	5	29	34

We are of the opinion that the properties are suitable to our respective businesses and have production capacities adequate to meet the current needs of our businesses.

Item 3. Legal Proceedings.

We are a defendant in lawsuits that are ordinary, routine litigation matters incidental to our businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, we believe the likelihood of material loss is remote.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our current Executive Officers

As of the date of this filing, our executive officers are:

Name	Age	Position
Nicholas I. Fink	51	Chief Executive Officer
Jonathan H. Baksht	51	Executive Vice President and Chief Financial Officer
Hiranda S. Donoghue	47	Executive Vice President, Chief Legal Officer & Corporate Secretary
John D. Lee	53	Executive Vice President, Chief Digital and Innovation Officer
Matthew E. Novak	51	Executive Vice President and Chief Supply Chain Officer
Kristin E. Papesh	51	Executive Vice President and Chief Human Resources Officer

Nicholas I. Fink has served as Chief Executive Officer since January 2020. From March 2019 to January 2020, Mr. Fink served as President and Chief Operating Officer of Fortune Brands. From July 2016 to March 2019, Mr. Fink served as President of our Water Innovations business.

Jonathan H. Baksht has served as Executive Vice President and Chief Financial Officer since May 2025. Mr. Baksht served as Chief Financial Officer of Pactiv Evergreen Inc. from May 2022 to May 2025. Prior to that, Mr. Baksht held various positions at Valaris Limited, ("Valaris"), including most recently as Chief Financial Officer from November 2015 until September 2021. On August 19, 2020, Valaris filed for a Chapter 11 financial restructuring in the United States Bankruptcy Court for the Southern District of Texas. Valaris emerged from bankruptcy on May 1, 2021.

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

John D. Lee has served as Executive Vice President, Chief Digital and Innovation Officer of Fortune Brands since July 2025. From May 2023 to July 2025, Mr. Lee served as Executive Vice President, Chief Growth and Digital Officer. From January 2020 to May 2023, Mr. Lee served as Executive Vice President, Chief Strategy & Global Growth Officer. Mr. Lee served as Senior Vice President, Global Growth & Development of the Water Innovations segment from July 2016 to January 2020.

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

Kristin E. Papesh has served as Executive Vice President and Chief Human Resources Officer of Fortune Brands since November 2023. Prior to that, Ms. Papesh held various positions at retail pharmacy Walgreens Boots Alliance from March 2021 to November 2023, including most recently as Senior Vice President, HR Business Partnering from July 2022 to November 2023. Prior to that, she served in various roles at Pfizer Inc., a global biopharmaceutical company, from September 2015 to March 2021, including most recently as the Vice President of Human Resources from November 2018 to March 2021.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Dividends and Holders of Record

Our common stock is listed on the New York Stock Exchange under the ticker symbol “FBIN".

In December 2025, our Board of Directors announced a quarterly cash dividend payable to stockholders of $0.26 per share of our common stock. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

The source of our unconsolidated revenues and funds is dividends and other payments from our subsidiary businesses. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to us.

On February 6, 2026, there were 6,306 record holders of our common stock, par value $0.01 per share. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Below are the repurchases of common stock by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended December 27, 2025:

Thirteen Weeks Ended December 27, 2025	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(a)	Approximate dollar value of shares that may yet be purchased under the plans or programs(a)
September 28 – October 25	—	$—	—	$837,245,452
October 26 – November 22	200,512	49.9	200,512	827,245,493
November 23 – December 27	—	—	—	827,245,493
Total	200,512	$49.9	200,512	$827,245,493

(a)
Information on our share repurchase program in effect during the period covered by the table above follows:

Authorization date	Announcement date	Authorization amount	Expiration date
February 4, 2025	February 6, 2025	$1,000,000,000	February 4, 2027

Stock Performance

FORTUNE BRANDS INNOVATIONS, INC.
STOCK PRICE PERFORMANCE
(With Dividend Reinvestment)
$300
$250
$200
$150
$100
$50
12/31/2020
12/31/2021
12/31/2022
12/30/2023
12/28/2024
12/27/2025
FBIN
S&P 400
S&P Con Dur & App

The above graph compares the relative performance of our common stock, the S&P MidCap 400 Index and S&P MidCap 400 Consumer Durables Index. This graph covers the period from December 31, 2020 through December 27, 2025. This graph assumes $100 was invested in the stock or the index on December 31, 2020 and also assumes the reinvestment of dividends, including the effect of the Separation. The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations. MD&A is organized as follows:

•
Recent Developments: This section provides a summary of noteworthy recent developments in the most recently completed fiscal year in the operation of the business.
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
•
Results of Operations: This section provides an analysis of our results of operations for the fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023.
•
Liquidity and Capital Resources: This section provides a discussion of our financial condition as of December 27, 2025 and an analysis of our cash flows for each of the three years ended December 27, 2025, December 28, 2024 and December 30, 2023. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 27, 2025, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•
Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Recent Developments

In January 2025, we announced plans to consolidate our U.S. regional offices into one campus headquarters in Deerfield, Illinois to best position the Company and its brands for long-term growth. The decision is expected to deliver a world-class, collaborative office environment to fuel innovation, accelerate its digital solutions, and grow its core products. This significant investment was supported by annual tax credits offered through Illinois' Economic Development for a Growing Economy ("EDGE") program. We expect to qualify for these credits in 2025. In connection with these consolidation activities and related organizational and personnel changes, we will incur cash and non-cash charges related to employee relocation, severance, retention, non-cash asset related costs, lease exit costs, and other transition costs. The majority of charges have been incurred in 2025 with the remaining charges expected to be incurred in 2026.

Overview

We are an industry leading home, security and digital products company whose purpose is to elevate every life by transforming spaces into havens that is focused on the design, manufacture and sale of market-leading branded products in the following categories: plumbing and accessories, including digital water products, entry door and storm door systems, security and safety products, and outdoor performance materials used in decking and railing products.

For the year ended December 27, 2025, net sales based on country of destination were:

(In millions)
United States	$3,742.1	84%
Canada	344.1	8
China	147.2	3
Other international	229.8	5
Total	$4,463.2	100%

We believe that we have certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains and a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe our track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. We believe the long-term outlook for our products remains favorable, and we have a number of strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, that has helped us to continue to achieve profitable organic growth over time.

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

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile geopolitical environment, as well as sustained elevated rates of inflation, fluctuating interest rates, unfavorable fluctuations in foreign exchange rates and the ongoing and potentially worsening costs of tariffs (including existing and potential U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries). We continue to manage these challenges and are diligently working to offset potential unfavorable impacts of these items through continuous productivity improvement initiatives and price increases.

We anticipate that, absent any mitigation efforts, our costs of goods sold will increase based on the tariffs that have been announced or imposed as of the date of this report. We are actively working to mitigate the anticipated impacts of tariffs through a combination of supply chain actions, cost-out activities and strategic pricing actions across all of our channels and brands. However, this is a rapidly evolving landscape, and our ability to mitigate the anticipated impacts of tariffs could be affected by a number of factors, including additional tariffs or trade-related sanctions imposed by the U.S. or other countries, and if we are ultimately not able to substantially mitigate the impacts of tariffs, there would be negative impacts to our results of operations. We are also unable at this time to determine any future negative impacts from reduced consumer spending as a result of inflationary or other macroeconomic pressures or uncertainty that may result from the imposition of current or future tariffs. We are currently monitoring, and will continue to monitor, potential changes to these tariffs or the imposition of reciprocal or other tariffs or trade restrictions by other countries.

During the three fiscal years ended December 27, 2025, our net sales declined at a compounded annual rate of 1.9% reflecting the contraction of the U.S. home products market and a decline in demand in our international markets, partially offset by an increase in sales resulting from acquisitions. Operating income declined at a compounded annual rate of 12.6% with consolidated operating margins ranging between 12% and 16% from 2023 to 2025. The decline in operating income over this period was primarily due to the decline in net sales as well as asset impairment charges and higher restructuring and restructuring-related charges, partially offset by control over our operating expenses and the benefits of manufacturing productivity programs.

During 2025, the U.S. home products market contracted due to a decline in both new housing construction and repair and remodel activity. We believe new housing construction activity decreased approximately 6% and spending for home repair and remodeling decreased approximately 1% in 2025 compared to 2024. In 2025, our net sales declined 3.2% due to lower sales in our international markets ($80.8 million) and unfavorable foreign exchange ($2.3 million), partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs and lower customer sales incentives. In 2025, operating income decreased 30.1% over 2024 primarily due to higher restructuring and restructuring-related charges, asset impairment charges, raw material cost inflation and higher distribution costs. These factors were partially offset by continued productivity gains across the segments supported by strategic sourcing initiatives and manufacturing efficiencies as well as reductions to incentive compensation.

Basis of Presentation

The consolidated financial statements in this Annual Report on Form 10-K have been derived from our accounts and those of our wholly-owned subsidiaries. The following discussion contains references to years 2025, 2024 and 2023, which represent fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023.

Results of Operations

The discussion of consolidated results of operations should be read in conjunction with the discussion of segment results of operations and our financial statements and notes thereto included in this Annual Report on Form 10-K. All amounts, percentages and disclosures for all periods presented reflect only our continuing operations unless otherwise noted.

(In millions)	2025	% change	2024	% change	2023
Net sales:
Water	$2,447.6	(4.6)%	$2,564.6	0.1%	$2,562.2
Outdoors	1,323.0	(2.0)	1,350.1	0.7	1,341.1
Security	692.6	(0.2)	694.3	(4.0)	722.9
Total net sales	$4,463.2	(3.2)%	$4,609.0	(0.4)%	$4,626.2
Operating income:
Water	$542.2	(8.9)%	$595.1	3.6%	$574.3
Outdoors	83.5	(57.8)	198.0	48.3	133.5
Security	79.9	(20.4)	100.4	60.9	62.4
Corporate	(189.5)	21.8	(155.6)	0.2	(155.3)
Total operating income	$516.1	(30.1)%	$737.9	20.0%	$614.9

Certain items had a significant impact on our results in 2025, 2024 and 2023. These included restructuring and restructuring-related charges, asset impairment charges, transaction expenses and the impact of changes in foreign currency exchange rates.

In 2025, financial results included:

•
restructuring and restructuring-related charges of $109.1 million are primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and our related organizational and personnel changes, a product-line rationalization within our Outdoors segment, and plant closures in all our segments;
•
asset impairment charges of $53.6 million related to the impairment of certain assets held-for-sale within our Outdoors and Water segments;

•
charges of $21.1 million related to a fire in a portion of a manufacturing facility within the Outdoors segment; and
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2024 of approximately $2.3 million on net sales and approximately $0.2 million on both operating income and net income.

In 2024, financial results included:

•
restructuring and restructuring-related other charges of $41.3 million largely related to costs associated with a product line rationalization within our Outdoors segment, the closure of a manufacturing facility within our Security segment and headcount actions across all segments; and
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2024 of approximately $7 million on net sales and approximately $2 million on both operating income and net income.

In 2023, financial results included:

•
restructuring and restructuring-related charges of $54.2 million largely related to costs associated with the closure of a manufacturing facility within our Security segment and headcount actions across all segments;
•
asset impairment charges of $33.5 million related to the impairment of two indefinite-lived tradenames within our Outdoors segment, which were primarily the result of a decline in forecasted sales;
•
the impact of foreign exchange primarily due to movement in the Canadian dollar, Mexican peso, British pound and Chinese yuan, which had an unfavorable impact compared to 2022 of approximately $24 million on net sales and approximately $7.9 million on both operating income and net income; and
•
transaction expenses of $19.7 million related to the acquisition of the Emtek and Schaub premium and luxury door and cabinet hardware business (the "Emtek and Schaub Business") and the U.S. and Canadian Yale and August residential smart locks business (the "Yale and August Business", and, collectively with the Emtek and Schaub Business, the "Acquired Businesses") from ASSA ABLOY, Inc. and its affiliates ("ASSA").

2025 Compared to 2024

Total Fortune Brands

Net sales

Net sales decreased by $145.8 million, or 3.2%, primarily due to sales volume decreases in China of $87.8 million. The remaining decrease was due to lower overall sales volume in non-China markets, partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs and lower customer sales incentives. Net sales were unfavorably impacted by foreign exchange of $2.3 million.

Cost of products sold

Cost of products sold decreased by $68.9 million, or 2.7%, primarily due to the lower sales volume, lower restructuring-related charges of $13.5 million and continued productivity gains across the segments, supported by strategic sourcing initiatives and manufacturing efficiencies, partially offset by tariff and cost inflation. Cost of products sold also includes losses, net of insurance recovery, of $21.1 million relating to a fire in a portion of a manufacturing facility within the Outdoors segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $53.0 million, or 4.3%, primarily due to higher restructuring-related charges of $41.6 million, distribution costs, and higher professional fees, partially offset by reductions to incentive compensation.

Asset impairment charges

In 2025, we determined that certain assets within the Outdoors and Water segments met the criteria to be classified as held-for-sale. Impairment charges of $53.6 million were recorded to reduce the carrying value of the assets to equal their fair value, less estimated costs to sell.

Restructuring charges

Restructuring charges of $52.4 million in 2025 are primarily due to $47.6 million of costs incurred in connection with our headquarters consolidation and our related organizational changes as well as plant closures in our Water and Outdoors segments. Restructuring charges of $16.2 million in 2024 are largely related to a product-line rationalization within our Outdoors segment, the closure of a manufacturing facility within our Security segment and headcount-reduction actions across all segments.

Operating income

Operating income decreased by $221.8 million, or 30.1%, primarily due to lower sales volume, material cost inflation, asset impairment charges of $53.6 million, higher distribution costs, and higher restructuring and restructuring-related charges of $67.8 million, partially offset by continued productivity gains across the segments supported by strategic sourcing initiatives and manufacturing efficiencies as well as reductions to incentive compensation.

Interest expense

Interest expense decreased by $5.3 million, or 4.4%, primarily due to lower interest rates on current-period commercial paper borrowings and lower senior unsecured notes outstanding, partially offset by higher commercial paper borrowings net of repayments of $368.8 million during the fifty-two weeks ended December 27, 2025, as compared to zero during the the fifty-two weeks ended December 28, 2024.

Other (income) expense, net

Other (income) expense, net, was income of $4.1 million in 2025, compared to expense of $11.9 million in 2024. The increase in other (income) expense, net is primarily due to a decrease in net periodic benefit expense of $11.0 million primarily due to the absence of a settlement loss in 2025, an increase in interest and investment income of $3.7 million, and a decrease in foreign currency transaction expense of $1.4 million.

Income taxes

The 2025 effective income tax rate was unfavorably impacted by state and local income taxes and dividend withholding tax, partially offset by decreases in uncertain tax positions.

The 2024 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation, partially offset by favorable benefits related to a valuation allowance release and decreases in uncertain tax positions and tax credits.

Net income

Net income was $298.8 million in the fifty-two weeks ended December 27, 2025, compared to $471.9 million in the fifty-two weeks ended December 28, 2024.

Results By Segment

Water

Net sales decreased by $117.0 million, or 4.6%, primarily due to sales volume decreases in China of $87.8 million. The remaining decrease was due to lower sales unit volume in non-China markets, partially offset by disciplined pricing actions across our portfolio, including strategic adjustments to mitigate tariff-related costs and lower customer sales incentives. Net sales was unfavorably impacted by foreign exchange of $3.9 million.

Operating income decreased by $52.9 million, or 8.9%, primarily due to lower sales volume, material cost inflation, including tariff costs, higher restructuring and restructuring-related charges of $19.8 million, partially offset by manufacturing efficiencies and lower selling, general and administrative expenses, including reductions to incentive compensation.

Outdoors

Net sales decreased by $27.1 million, or 2.0%, primarily due to lower sales unit volume, partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs, and lower customer sales incentives.

Operating income decreased by $114.5 million, or 57.8%,due to lower sales unit volume, material cost inflation, including tariff costs, partially offset by manufacturing efficiencies. Operating income was also unfavorably impacted by asset impairment charges of $50.1 million and by charges, net of insurance recovery, of $21.1 million relating to a fire in a portion of a manufacturing facility.

Security

Net sales decreased by $1.7 million, or 0.2%, primarily due to lower sales unit volume, partially offset by disciplined pricing actions, including strategic adjustments to mitigate tariff-related costs, and lower customer sales incentives.

Operating income decreased by $20.5 million, or 20.4%, primarily due to lower sales unit volume, material cost inflation, including tariff costs, higher transportation costs as well as higher restructuring and restructuring-related charges of $13.5 million, partially offset by manufacturing efficiencies.

Corporate

Corporate expenses increased by $33.9 million, or 21.8%, primarily due to higher restructuring and restructuring-related charges of $33.4 million, higher professional fees and higher lease expense, partially offset by reductions to incentive compensation

2024 Compared to 2023

Total Fortune Brands

Net sales

Net sales decreased by $17.2 million, or 0.4%, primarily due to lower sales in our international markets ($136.7 million), higher customer sales incentives and unfavorable foreign exchange ($6.9 million), partially offset by the benefit from the acquisitions of Wise Water Solutions, LLC, doing business as Springwell Water Filtration Systems (“SpringWell”) and the Acquired Businesses ($176.5 million).

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

Restructuring charges

Restructuring charges of $16.2 million in 2024 are largely related to a product-line rationalization within our Outdoors segment, the closure of a manufacturing facility within our Security segment, and headcount actions across all segments. Restructuring charges of $32.5 million in 2023 are largely related to costs associated with the closure of the same manufacturing facility within our Security segment and headcount actions across all segments.

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

Other (income) expense, net

Other (income) expense, net, was expense of $11.9 million in 2024, compared to income of $19.5 million in 2023. The decrease in other (income) expense, net is primarily due to higher net periodic benefit expense, a decrease in foreign currency transaction income and lower interest income.

Income taxes

The 2024 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation, partially offset by favorable benefits related to a valuation allowance release and decreases in uncertain tax positions and tax credits.

The 2023 effective income tax rate was unfavorably impacted by state and local income taxes and foreign income taxed at higher rates. This expense was offset by favorable benefits for the release of uncertain tax positions due to statute of limitations lapses and federal tax credits.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. We believe our cash on hand, operating cash flows, funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the our working capital requirements, capital expenditures, other contractual commitments and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate, both for the 12-month period following the 2025 fiscal year, and in the long-term.

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

Long-Term Debt

In June 2025, we repaid all $500 million in aggregate principal of our 4.000% senior unsecured notes issued in June 2015 at their maturity date using a combination of cash on hand and commercial paper borrowings.

In September 2023, we repaid all $600 million in aggregate principal of our 2023 4.000% senior unsecured notes at their maturity date in September 2023 using cash on hand.

In June 2023, we issued $600 million in aggregate principal 5.875% senior unsecured notes maturing in 2033 in a registered public offering. We used the net proceeds from the notes offering to redeem our 2023 4.000% senior unsecured notes that matured in September 2023 and for general corporate purposes.

At December 27, 2025, we had aggregate outstanding notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of our outstanding Notes, including the carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of December 27, 2025 and December 28, 2024:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 27, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$—	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	697.2	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	447.2	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.9	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.8	594.1
Total Senior Notes				$2,176.1	$2,673.3
Commercial Paper				368.8	—
Total Debt				$2,544.9	$2,673.3
Less: current portion				—	499.6
Total long-term debt				$2,544.9	$2,173.7

Credit Facilities

In August 2022, we entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and our long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, we are required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, our ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of December 27, 2025 or December 28, 2024. As of December 27, 2025, we were in compliance with all covenants under this facility.

In January 2026, we entered into a fourth amended and restated $1.25 billion revolving credit facility (the “2026 Revolving Credit Agreement”). The 2026 Revolving Credit Agreement extends the 2022 Revolving Credit Agreement for a five-year term maturing in January 2031. Borrowings under the 2026 Revolving Credit Agreement will bear interest at variable rates equal to, at the Company’s election, the term SOFR rate applicable for an interest period selected by us. The applicable term SOFR rate margin will be determined based on the ratings of our senior unsecured long-term debt securities. The daily simple SOFR rate margins range from 0.80% to 1.30%. The required ratio of consolidated EBITDA to consolidated interest expense and the ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA under the 2026 Revolving Credit Agreement remained unchanged from the 2022 Revolving Credit Agreement.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of December 27, 2025 and December 28, 2024, of which there were no outstanding balances as of December 27, 2025 and December 28, 2024. The weighted-average interest rates on these borrowings were zero in 2025 and 2024.

Commercial Paper

We operate a commercial paper program (the “Commercial Paper Program”) pursuant to which we may issue unsecured commercial paper notes. Our 2022 Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, as amended, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, as amended, not to exceed $1.25 billion. We expect to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of December 27, 2025 and December 28, 2024 were $368.8 million and zero, respectively.

In our debt agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured, in certain cases within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 27, 2025.

Cash and Seasonality

In 2025, we invested approximately $57 million in incremental capacity to support long-term growth potential and new products inclusive of cost reduction and productivity initiatives. We expect capital spending in 2026 to be in the range of $110 million to $140 million. As of December 27, 2025, we had cash and cash equivalents of $264.0 million, of which $234.9 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases

In 2025, we repurchased 4.0 million shares of our outstanding common stock under our share repurchase programs for $247.8 million. As of December 27, 2025, our total remaining share repurchase authorization under the program was approximately $827.2 million. The share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time. Shares may be repurchased on the open market, in privately negotiated transactions or otherwise (including pursuant to a Rule 10b5-1 trading plan, block trades and accelerated share repurchase transactions), in accordance with applicable securities laws.

Dividends

In 2025, we paid dividends in the amount of $120.6 million to our stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to us.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

On February 29, 2024, we acquired SpringWell for a purchase price of $105.6 million, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit arrangements. The results of SpringWell are reported as part of the Water segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

In June 2023, we acquired the Acquired Businesses from ASSA. We completed the acquisition for a total purchase price of approximately $813.9 million, net of cash acquired of $21.9 million. During the second quarter of 2024, legal title to international operations in Vietnam transferred to us, which included a payment of approximately $23.5 million, net of cash of $5.6 million (which amount is already included in the overall purchase price). We financed the transaction with cash on hand. The results of the Emtek and Schaub Business are reported as part of the Water segment, and the results of the Yale and August Business are reported as part of the Security segment.

Cash Flows

Below is a summary of cash flows for years ended 2025, 2024, and 2023.

(In millions)	2025	2024	2023
Net cash provided by operating activities	$478.6	$667.8	$1,055.8
Net cash used in investing activities	(104.9)	(302.9)	(1,037.8)
Net cash used in financing activities	(503.3)	(363.4)	(271.3)
Effect of foreign exchange rate changes on cash	11.5	(11.5)	0.5
Net decrease in cash, cash equivalents and restricted cash	$(118.1)	$(10.0)	$(252.8)

Net cash provided by operating activities was $478.6 million in 2025, compared to $667.8 million in 2024. The $189.2 million decrease in net cash provided by operating activities from 2024 to 2025 was primarily due to lower net income in 2025, an increase in inventory balances and a decrease in accrued expenses and other liabilities compared to the prior period, partially offset by an increase in accounts payable.

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

Net cash used in investing activities was $104.9 million in 2025 compared to $302.9 million in 2024. The decrease in net cash used in investing activities of $198.0 million from 2024 to 2025 reflects the absence of acquisition-related outflows in 2025 and lower capital expenditures in 2025 as compared to 2024.The decrease in net cash used in investing activities of $734.9 million from 2023 to 2024 reflects the net cash paid for the acquisition of SpringWell for $105.6 million in 2024, as compared to the acquisition of the Acquired Businesses of $784.1 million in 2023, as well as a decrease in capital expenditures of $63.2 million.

Net cash used in financing activities was $503.3 million in 2025 compared to $363.4 million in 2024. The increase in net cash used in financing activities of $139.9 million was primarily due to higher net debt repayments in 2025 as compared to 2024 of $130.0 million and higher share repurchases in 2025 compared to 2024 of $7.4 million. The increase in net cash used in financing activities of $92.1 million from 2023 to 2024 was primarily due to higher share repurchases in 2024 as compared to 2023 of $90.4 million.

Pension Plans

During the fourth quarter of 2025, the Company entered into a buy-in annuity agreement with an insurance provider. The agreement features a buy-in of the plan assets with an option to elect a future buy-out conversion. As part of the buy-in, a majority of the assets of the Pension Plans were transferred to the insurance company in exchange for an annuity contract to further reduce the risk of plan asset value volatility. The Company retains the primary benefit obligation until the buy-out conversion is completed. Upon election of the buy-out conversion, we will transfer full responsibility of the obligations of the Pension Plans to the insurance company, at which time we will derecognize the assets and liabilities of the Pension Plans and realize a settlement loss as a component of net periodic pension cost.

During the fourth quarter of 2024, we entered into two agreements with an insurance company to purchase group annuity contracts and transferred $266.6 million of pension plan obligations and related assets of two of our defined benefit pension plans, the MasterLock Pension Plan and Moen Incorporated Pension Plan (collectively, the "Pension Plans" ). The partial plan settlements resulted in a loss of $19.0 million, which is included in Other (expense) income, net on the Consolidated Statements of Income. The agreements cover approximately 4,100 retirees and other beneficiaries (the "Transferred Participants"). All Transferred Participants continued to receive their benefits from the Pension Plans until January 1, 2025, at which time the insurance company began paying and administering the retirement benefits of the Transferred Participants. The transactions resulted in no changes to the amount of the benefits payable to the Transferred Participants.

Our subsidiaries sponsor their respective defined benefit pension plans, related to our continuing operations, that are funded by a portfolio of investments maintained within our benefit plan trust. We made no pension contributions to our qualified pension plans in 2025 or 2024 and made a voluntary contribution of $4.0 million in 2023. We expect to make discretionary pension contributions of approximately $5 million to $12 million in 2026. As of December 27, 2025, the fair value of our total pension plan assets was $188.3 million, representing funding of about 95% of the accumulated qualified benefit obligation liability. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

Contractual Obligations and Other Commercial Commitments

The following summarizes our contractual obligations and commitments as of December 27, 2025. Purchase obligations were $456.1 million, of which $429.9 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures. Total lease payments under non-cancellable operating leases as of December 27, 2025 were $37.3 million in 2026, $41.2 million in 2027, $37.5 million in 2028, $31.8 million in 2029, $28.8 million in 2030 and $195.3 million thereafter.

Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $21.1 million of unrecognized tax benefits as of December 27, 2025 have been excluded from the paragraph above.

In addition to the contractual obligations and commitments described above, we also had other commercial commitments for which we are contingently liable as of December 27, 2025. Other corporate commercial commitments include standby letters of credit of $18.6 million, in the aggregate, all of which expire in less than one year, and surety bonds of $42.3 million, the majority of which matures in less than two years. These contingent commitments are not expected to have a significant impact on our liquidity.

Debt payments due during the next five years as of December 27, 2025 are zero in 2026, $370 million in 2027, zero in 2028, $700 million in 2029, zero in 2030, and $1,500 million in 2031 and beyond. Interest payments due during the next five years as of December 27, 2025 are $96.3 million in 2026, $192.5 million in 2027 through 2028, $169.8 million in 2029 through 2030 and $550.5 million in 2031 and beyond.

Foreign Currency Risk

Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies that are usually hedged include the Canadian dollar, the Mexican peso, the British pound, Chinese yuan and the South African rand. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. For additional information on this risk, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

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

Deferred currency gains (losses) of $1.3 million, $(0.4) million and $5.2 million (before tax impact) were reclassified into earnings for 2025, 2024 and 2023, respectively. Based on foreign exchange rates as of December 27, 2025, we estimate that $11.3 million of net derivative gains included in accumulated other comprehensive income ("AOCI") as of December 27, 2025, will be reclassified to earnings within the next twelve months.

Recently Issued Accounting Standards

Refer to Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for discussion of recently issued accounting standards.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and revenues and expenses reported for the relevant reporting periods. We believe the policies discussed below are our critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements.

Inventories

Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $89.9 million and $69.3 million as of December 27, 2025 and December 28, 2024, respectively.

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

In the third quarter of 2025, we determined that certain assets, with a carrying value of $166.7 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. Management's decision to dispose of the assets was made as a result of refocusing the business on areas with better growth and profitability potential, while utilizing additional capacity at existing manufacturing facilities. In the fourth quarter of 2025, we determined that assets, with a carrying value of $12.9 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. Management’s decision to dispose of the assets was made as a result of the decision to consolidate its U.S. regional offices into one campus headquarters. We concluded the carrying value of these assets exceeded their fair value, less estimated costs to sell, and recorded an impairment charge of $50.1 million within the Outdoors segment and $3.5 million within the Water segment. The estimated fair values were determined using a combination of market and income approaches, which were based on valuation assumptions including certain Level 3 inputs. These assumptions included estimated sublease rental income, discount rates, market sales data and other market participant assumptions. The assets were reclassified from Property, plant and equipment, net to Assets held for sale in our Consolidated Balance Sheets.

No material impairments related to long-lived assets were recorded in 2024 or 2023.

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

Goodwill and Indefinite-lived Intangible Assets

In accordance with ASC requirements for Intangibles - Goodwill and Other, management reviews goodwill for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of the reporting unit. Impairment losses are recorded to the extent that the carrying value of the reporting unit exceeds its fair value. Our reporting units are operating segments, or one level below operating segments when appropriate.

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

The assumptions used to estimate the fair values of the goodwill related to continuing operations tested quantitatively during the year ended December 27, 2025 were as follows:

Unobservable Input	2025
Discount rate	11.8%
Long-term revenue growth rates(a)	3.0%
EBITDA multiple	9.3

(a)
Selected long-term revenue growth rate for the goodwill that was tested quantitatively.

A 50 basis point change in the discount rate or long-term revenue growth rate assumptions, or a decrease in multiple of 1.0 in the EBITDA multiple assumption, during the year ended December 27, 2025 would not have resulted in an impairment being recognized when estimating the fair value of our reporting unit goodwill.

Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to us indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value.

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. See Note 5, "Goodwill and Intangible Assets," of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

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

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 9, "Fair Value Measurements," of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K ).

The assumptions used to estimate the fair values of the tradenames tested quantitatively during the year ended December 27, 2025 were as follows:

	2025
Unobservable Input	Minimum	Maximum	Weighted Average(a)
Discount rates	12.0%	14.5%	13.9%
Royalty rates(b)	2.5%	3.5%	2.8%
Long-term revenue growth rates(c)	3.0%	3.0%	3.0%
(a)
Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)
Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)
Selected long-term revenue growth rate of the tradenames that were tested quantitatively.

For the indefinite-lived tradenames tested quantitatively in 2025, a 50 basis point change in the royalty rate assumption would result in an impairment of those tradenames of approximately $3.5 million; a 50 basis point change in the discount rate assumption would result in an impairment of approximately $2.1 million; and a 50 basis point change in the long-term revenue growth rate assumption would result in an impairment of approximately $1.8 million.

Defined Benefit Plans

We have a number of pension plans in the United States, covering certain employees. In addition, we provide postretirement health care and life insurance benefits to certain retirees. Service cost for 2025 relates to benefit accruals for an hourly Union group within the defined benefit plan for our Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We recognize changes in the net actuarial gains or losses in other income, net to the extent they exceed 10 percent of the greater of the fair value of pension plan assets or projected benefit obligation for each plan (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each fiscal year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $0.3 million and $18.2 million in 2025 and 2024, respectively. The total unrecognized net actuarial losses in accumulated other comprehensive income for all defined benefit plans were $11.6 million as of December 27, 2025, compared to $12.3 million as of December 28, 2024.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the years ended December 27, 2025 and December 28, 2024 was 6.2% and 7.3%, respectively.

The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 27, 2025 and December 28, 2024 was 4.9% and 5.7%, respectively.

For the postretirement benefits obligation, our health care trend rate assumption is based on historical cost increases and expectations for long-term increases. As of December 27, 2025, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 6.9% for pre-65 retirees and 7.4% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2035. As of December 28, 2024, for postretirement medical and prescription drugs in the next year, our assumption was an assumed rate of increase of 7.1% for pre-65 retirees and 7.5% for post-65 retirees, declining until reaching an ultimate assumed rate of increase of 4.5% per year in 2035.

Below is a table showing pre-tax pension and postretirement expenses, including the impact of actuarial gains and losses (which includes settlement losses):

(In millions)	2025	2024
Total pension cost	$0.7	$11.6
Actuarial loss component of cost above	—	18.5
Total postretirement cost (income)	0.1	0.6
Actuarial (gain) component of cost (income) above	(0.3)	(0.3)

Discount rates in 2025 used to determine benefit obligations decreased by an average of 80 basis points for pension benefits. Discount rates for 2025 postretirement benefits decreased by an average of 60 basis points. Discount rates in 2024 used to determine benefit obligations increased by an average of 70 basis points for pension benefits. Discount rates for 2024 postretirement benefits increased an average of 110 basis points. Our actual gain on plan assets in 2025 was 0.4% compared to an actuarial assumption of an average 6.2% expected return. Our actual gain on plan assets in 2024 was 0.3% compared to an actuarial assumption of an average 7.3% expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension and postretirement liability of approximately $4 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $0.1 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the Consolidated Statements of Income and Consolidated Balance Sheets in the period in which such changes occur. As of December 27, 2025, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $21.1 million.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration we will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

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

Interest Rate Risk

We had $368.8 million of external variable rate borrowings as of December 27, 2025. A hypothetical 100 basis point change in interest rates affecting our external variable rate borrowings as of December 27, 2025 would increase annual pre-tax interest expense by $3.7 million.

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

The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition. As part of our risk management procedure, we use a value-at-risk (“VAR”) sensitivity analysis model to estimate the maximum potential economic loss from adverse changes in foreign exchange rates over a one-day period given a 95% confidence level. The VAR model uses historical foreign exchange rates to estimate the volatility and correlation of these rates in future periods. The estimated maximum one-day loss in the fair value of our foreign currency exchange contracts using the VAR model was $1.7 million at December 27, 2025. The 95% confidence interval signifies our degree of confidence that actual losses under foreign exchange contracts would not exceed the estimated losses. The amounts disregard the possibility that foreign currency exchange rates could move in our favor. The VAR model assumes that all movements in the foreign exchange rates will be adverse. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets. The VAR model is a risk analysis tool and should not be construed as an endorsement of the VAR model or the accuracy of the related assumptions.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fortune Brands Innovations, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fortune Brands Innovations, Inc. and its subsidiaries (the "Company") as of December 27, 2025 and December 28, 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 27, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 27, 2025 appearing after Item 16 and the signatures (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 2 and 14 to the consolidated financial statements, the Company’s total net revenues were $4,463 million for the year ended December 27, 2025. The Company recognizes revenue for the sale of goods based on management’s assessment of when control transfers to its customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods to its customers. Management records estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price once control passes to the customer. These procedures also included, among others (i) testing the completeness and accuracy of certain data provided by management; (ii) evaluating certain revenue transactions by agreeing certain information between the sales order and related delivery document and billing document, and where applicable, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and, cash receipts; (iii) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos and tracing transactions not settled to a detailed listing of accounts receivable; (iv) evaluating certain revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and, where applicable, cash receipts; (v) confirming, on a sample basis, outstanding customer invoice balances as of December 27, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts; and (vi) testing a sample of sales incentive transactions by obtaining and inspecting source documents which included support for the nature of the incentive, amount, and agreement with the customer.

/s/ PricewaterhouseCoopers LLC

Chicago, Illinois

February 23, 2026

We have served as the Company’s auditor since 2011.

Consolidated Statements of Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions, except per share amounts)	December 27, 2025	December 28, 2024	December 30, 2023
NET SALES	$4,463.2	$4,609.0	$4,626.2
Cost of products sold	2,473.8	2,542.7	2,714.8
Selling, general and administrative expenses	1,292.1	1,239.1	1,168.4
Amortization of intangible assets	75.2	73.1	62.1
Asset impairment charges	53.6	—	33.5
Restructuring charges	52.4	16.2	32.5
OPERATING INCOME	516.1	737.9	614.9
Interest expense	115.2	120.5	116.5
Other (income) expense, net	(4.1)	11.9	(19.5)
Income from continuing operations before income taxes	405.0	605.5	517.9
Income taxes	106.2	133.6	112.4
Income from continuing operations, net of tax	298.8	471.9	405.5
(Loss) income from discontinued operations, net of tax	—	—	(1.0)
NET INCOME	$298.8	$471.9	$404.5
BASIC EARNINGS PER COMMON SHARE
Continuing operations	$2.48	$3.78	$3.20
Discontinued operations	—	—	(0.01)
Basic earnings per share	$2.48	$3.78	$3.19
DILUTED EARNINGS PER COMMON SHARE
Continuing operations	$2.47	$3.75	$3.17
Discontinued operations	—	—	—
Diluted earnings per share	$2.47	$3.75	$3.17

Basic average number of shares outstanding	120.7	124.8	126.9
Diluted average number of shares outstanding	121.2	125.7	127.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions)	December 27, 2025	December 28, 2024	December 30, 2023
NET INCOME	$298.8	$471.9	$404.5
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	32.4	(30.9)	17.4

Unrealized (losses) gains on derivatives:
Unrealized holding gains arising during period	0.2	2.1	4.1
Less: reclassification adjustment for losses included in net income	(13.9)	(12.2)	(14.0)
Unrealized (losses) gains on derivatives	(13.7)	(10.1)	(9.9)
Defined benefit plans:
Net actuarial (losses) gains arising during period	(0.8)	23.5	13.4
Other	—	—	6.2
Defined benefit plans	(0.8)	23.5	19.6
Other comprehensive income (loss), before tax	17.9	(17.5)	27.1
Income tax benefit (expense) related to items of other comprehensive income (a)	3.9	(3.4)	(1.2)
Other comprehensive income (loss), net of tax	21.8	(20.9)	25.9
COMPREHENSIVE INCOME	$320.6	$451.0	$430.4

(a)
Income tax (expense) benefit on unrealized (losses) gains on derivatives of $3.3 million, $2.2 million and $2.4 million and on defined benefit plans of $0.6 million, $(5.6) million and $(3.6) million in 2025, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions)	December 27, 2025	December 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$264.0	$381.1
Accounts receivable less allowances for discounts and credit losses	513.1	514.4
Inventories	1,024.9	960.3
Other current assets	172.2	151.6
TOTAL CURRENT ASSETS	1,974.2	2,007.4
Property, plant and equipment, net of accumulated depreciation	805.9	999.2
Operating lease assets	259.6	148.1
Goodwill	2,006.4	1,992.0
Other intangible assets, net of accumulated amortization	1,231.7	1,297.2
Assets held for sale	113.8	3.2
Other assets	129.0	114.7
TOTAL ASSETS	$6,520.6	$6,561.8
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$-	$499.6
Accounts payable	524.6	513.9
Other current liabilities	547.0	588.8
TOTAL CURRENT LIABILITIES	1,071.6	1,602.3
Long-term debt	2,544.9	2,173.7
Deferred income taxes	146.9	117.4
Accrued defined benefit plans	23.2	32.5
Operating lease liabilities	243.8	121.6
Other non-current liabilities	101.6	92.3
TOTAL LIABILITIES	4,132.0	4,139.8
Commitments (Note 17) and Contingencies (Note 21)
Equity
Common stock (a)	1.9	1.9
Paid-in capital	3,214.2	3,189.3
Accumulated other comprehensive income	64.2	42.4
Retained earnings	3,135.0	2,956.8
Treasury stock	(4,026.7)	(3,768.4)
TOTAL EQUITY	2,388.6	2,422.0
TOTAL LIABILITIES AND EQUITY	$6,520.6	$6,561.8
(a)
Common stock, par value $0.01 per share, 188.4 million shares and 187.9 million shares issued at December 27, 2025 and December 28, 2024, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	Fortune Brands Innovations, Inc. and Subsidiaries

	For years ended
(In millions)	December 27, 2025	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES
Net income	$298.8	$471.9	$404.5
Non-cash expense (income):
Depreciation	118.9	120.5	106.7
Amortization of intangibles	75.5	73.1	62.1
Non-cash lease expense	51.6	38.6	35.1
Stock-based compensation	20.8	39.3	34.2
Asset impairment charges	53.6	—	33.5
Recognition of actuarial loss (gain)	—	18.3	(0.5)
Deferred taxes	32.3	0.2	(26.1)
Other operating activities, net	0.4	(2.7)	3.1
Changes in assets and liabilities including effects subsequent to acquisitions
Decrease in accounts receivable	5.6	6.3	25.7
(Increase) decrease in inventories	(55.4)	16.6	148.8
(Decrease) increase in accounts payable	9.5	(29.3)	101.1
(Increase) decrease in other assets	(17.6)	(9.3)	170.0
(Decrease) in accrued taxes	(7.3)	(10.5)	(17.4)
(Decrease) in accrued expenses and other liabilities	(108.1)	(65.2)	(25.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	478.6	667.8	1,055.8
INVESTING ACTIVITIES
Capital expenditures(a)	(111.8)	(193.3)	(256.5)
Proceeds from the disposition of assets	6.9	26.9	2.8
Cost of acquisitions, net of cash acquired	—	(135.4)	(784.1)
Other investing activities, net	—	(1.1)	—
NET CASH USED IN INVESTING ACTIVITIES	(104.9)	(302.9)	(1,037.8)
FINANCING ACTIVITIES
Repayment of short-term debt	(500.0)	—	(600.0)
Issuance of long-term debt	1,919.5	915.0	1,065.1
Repayment of long-term debt	(1,549.5)	(915.0)	(470.0)
Proceeds from the exercise of stock options	4.5	15.5	18.0
Employee withholding taxes paid related to stock-based compensation	(8.3)	(14.4)	(14.5)
Dividends to stockholders	(120.6)	(119.6)	(116.8)
Treasury stock purchases	(247.8)	(240.4)	(150.0)
Other financing activities, net	(1.1)	(4.5)	(3.1)
NET CASH (USED IN) FINANCING ACTIVITIES	(503.3)	(363.4)	(271.3)
Effect of foreign exchange rate changes on cash	11.5	(11.5)	0.5
NET (DECREASE0) IN CASH AND CASH EQUIVALENTS	$(118.1)	$(10.0)	$(252.8)
Cash, cash equivalents and restricted cash(b) at beginning of year	$385.5	$395.5	$648.3
Cash, cash equivalents and restricted cash(b) at end of year	$267.4	$385.5	$395.5
Cash paid during the year for
Interest	$122.8	$126.6	$121.4
Income taxes paid directly to taxing authorities	79.0	152.3	120.3
Dividends declared but not paid	31.2	30.9	30.3

(a)
Capital expenditures of $5.5 million, $9.4 million and $34.1 million that have not been paid as of December 27, 2025, December 28, 2024 and December 30, 2023, respectively, were excluded from the Consolidated Statement of Cash Flows.
(b)
Restricted cash of $1.4 million and $2.0 million is included in Other current assets and Other assets, respectively, as of December 27, 2025, $1.3 million and $3.1 million is included in Other current assets and Other assets, respectively, as of December 28, 2024 and $26.9 million and $2.2 million is included in Other current assets and Other assets, respectively, as of December 30, 2023 within our Consolidated Balance Sheets.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	Fortune Brands Innovations, Inc. and Subsidiaries

(In millions, except per share amounts)	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 31, 2022	$1.9	$3,069.6	$37.4	$2,323.8	$(3,345.8)	$2,086.9
Comprehensive income:
Net income	$—	$—	$—	$404.5	$—	$404.5
Other comprehensive income	—	—	19.7	—	—	19.7
Other	—	12.7	6.2	(5.3)	—	13.6
Stock options exercised	—	18.0	—	—	—	18.0
Stock-based compensation	—	34.2	—	—	(14.5)	19.7
Treasury stock purchase	—	—	—	—	(151.3)	(151.3)
Dividends ($0.93 per Common share)	—	—	—	(117.7)	—	(117.7)
Balance at December 30, 2023	$1.9	$3,134.5	$63.3	$2,605.3	$(3,511.6)	$2,293.4
Comprehensive income:
Net income	$—	$—	$—	$471.9	$—	$471.9
Other comprehensive income	—	—	(20.9)	—	—	(20.9)
Stock options exercised	—	15.5	—	—	—	15.5
Stock-based compensation	—	39.3	—	—	(14.4)	24.9
Treasury stock purchase	—	—	—	—	(242.4)	(242.4)
Dividends ($0.97 per Common share)	—	—	—	(120.4)	—	(120.4)
Balance at December 28, 2024	$1.9	$3,189.3	$42.4	$2,956.8	$(3,768.4)	$2,422.0
Comprehensive income:
Net income	$—	$—	$—	$298.8	$—	$298.8
Other comprehensive income	—	—	21.8	—	—	21.8
Stock options exercised	—	4.5	—	—	—	4.5
Stock-based compensation	—	20.4	—	—	(8.3)	12.1
Treasury stock purchase	—	—	—	—	(250.0)	(250.0)
Dividends ($1.01 per Common share)	—	—	—	(120.6)	—	(120.6)
Balance at December 27, 2025	$1.9	$3,214.2	$64.2	$3,135.0	$(4,026.7)	$2,388.6

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Background and Basis of Presentation

The Company is an industry leading home, security and digital products company whose purpose is to elevate every life by transforming spaces into havens that has a portfolio of leading branded products used for residential home repair, remodeling, new construction and security applications. References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

Basis of Presentation The consolidated financial statements in this Annual Report on Form 10-K have been derived from our accounts and those of our wholly-owned subsidiaries. These notes contain references to the years 2025, 2024 and 2023, which represents fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023, respectively.

On February 29, 2024, we acquired 100% of the outstanding equity interests of Wise Water Solutions, LLC, doing business as Springwell Water Filtration Systems ("SpringWell") for a purchase price of $105.6 million, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit facility. The results of SpringWell are reported as part of the Water Innovations ("Water") segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes..

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

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $10.0 million and $7.0 million as of December 27, 2025 and December 28, 2024, respectively.

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

In the third quarter of 2025, we determined that certain assets, with a carrying value of $166.7 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. Management's decision to dispose of the assets was made as a result of refocusing the business on areas with better growth and profitability potential, while utilizing additional capacity at existing manufacturing facilities. In the fourth quarter of 2025, we determined that assets, with a carrying value of $12.9 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. Management’s decision to dispose of the assets was made as a result of the decision to consolidate its U.S. regional offices into one campus headquarters. We concluded the carrying value of these assets exceeded their fair value, less estimated costs to sell, and recorded an impairment charge of $50.1 million within the Outdoors segment and $3.5 million within the Water segment. The estimated fair values were determined using a combination of market and income approaches, which were based on valuation assumptions including certain Level 3 inputs. These assumptions included estimated sublease rental income, discount rates, market sales data and other market participant assumptions. The assets were reclassified from Property, plant and equipment, net to Assets held for sale in our Consolidated Balance Sheets.

No material impairments related to long-lived assets were recorded in 2024 or 2023.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of December 27, 2025, our leases have remaining lease terms of one to 33 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Goodwill and Indefinite-lived Intangible Assets In accordance with ASC requirements for Intangibles - Goodwill and Other, management reviews goodwill for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of the reporting unit. Impairment losses are recorded to the extent that the carrying value of the reporting unit exceeds its fair value. Our reporting units are operating segments, or one level below operating segments when appropriate.

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

Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to us indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value.

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. Of our $519.8 million indefinite-lived tradenames, $216.5 million relate to our Water segment, $271.2 million relate to our Outdoors segment and $32.0 million relate to our Security segment as of December 27, 2025. There were no impairments for the year ended December 27, 2025. See Note 5, "Goodwill and Intangible Assets," for additional information.

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

Defined Benefit Plans We have a number of pension plans in the United States, covering certain Company’s employees. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Except with respect to a group of hourly employees within our Security segment, all benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation – Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial gains or losses related to these assumptions represent the difference between actual and actuarially assumed experience. We recognize changes in the net actuarial gains or losses in other income, net to the extent they exceed 10 percent of the greater of the fair value of pension plan assets or projected benefit obligation for each plan (the “corridor”) in earnings immediately upon remeasurement. The measurement date for all plans was December 31 for the years ended 2025, 2024 and 2023. The Company applies the practical expedient under ASU 2015-04 to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to the fiscal year-end.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 27, 2025, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $21.1 million.

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

Customer Program Costs Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). The costs typically recognized in selling, general and administrative expenses include product displays, point of sale materials and media production costs. The costs included in the selling, general and administrative expenses category were $31.2 million, $31.0 million and $28.1 million in 2025, 2024 and 2023, respectively.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs to store inventory ready for shipment to a customer; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $158.1 million, $160.1 million and $161.3 million in 2025, 2024 and 2023, respectively.

Advertising costs, which amounted to $232.9 million, $235.8 million and $221.5 million in 2025, 2024 and 2023, respectively, are generally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point-of-sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $51.7 million, $50.9 million and $51.4 million in 2025, 2024 and 2023, respectively. Advertising costs recorded in selling, general and administrative expenses were $181.2 million, $184.9 million and $170.1 million in 2025, 2024 and 2023, respectively.

Research and development expenses include product development, product improvement, product engineering and process improvement costs. Research and development expenses, which were $85.4 million, $69.9 million and $64.6 million in 2025, 2024 and 2023, respectively, are expensed as incurred within selling, general and administrative expenses.

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

Deferred currency gains (losses) of $1.3 million, $(0.4) million and $5.2 million (before tax impact) were reclassified into earnings for 2025, 2024 and 2023, respectively. Based on foreign exchange rates as of December 27, 2025, we estimate that $11.3 million of net derivative gains included in AOCI as of December 27, 2025, will be reclassified to earnings within the next twelve months.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 which requires expanded disclosure of the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We have adopted this ASU prospectively for the period ending December 27, 2025.

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

3. Balance Sheet Information

Supplemental information on our year-end Consolidated Balance Sheets is as follows:

(In millions)	December 27, 2025	December 28, 2024
Inventories:
Raw materials and supplies	$335.1	$329.2
Work in process	73.3	56.8
Finished products	616.5	574.3
Total inventories	$1,024.9	$960.3
Property, plant and equipment:
Land and improvements	$43.4	$58.7
Buildings and improvements to leaseholds	329.2	332.0
Machinery and equipment	1,208.3	1,268.4
Construction in progress	156.6	357.6
Property, plant and equipment, gross	1,737.5	2,016.7
Less: accumulated depreciation	931.6	1,017.5
Property, plant and equipment, net of accumulated depreciation	$805.9	$999.2
Other current liabilities:
Accrued salaries, wages and other compensation	$57.2	$113.9
Employee benefits payable	45.6	23.5
Accrued customer programs	213.5	226.2
Accrued taxes	25.4	26.7
Dividends payable	31.2	30.9
Other accrued expenses	174.1	167.6
Total other current liabilities	$547.0	$588.8

4. Acquisitions

SpringWell

On February 29, 2024, we acquired 100% of the outstanding equity of Springwell for a purchase price of $105.6 million, net of cash acquired of $1.4 million. We financed the transaction using cash on hand and borrowings under our existing credit facility. The results of SpringWell are reported as part of the Water segment. We have not included pro forma financial information as the transaction is immaterial to our condensed consolidated statements of comprehensive income. The fair value allocated to assets acquired and liabilities assumed as of February 29, 2024, was $105.6 million, which includes $85.2 million of goodwill. Goodwill includes expected sales and cost synergies and is expected to be deductible for income tax purposes.

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

(In millions)	2023
Net sales	$4,811.2
Net income	$443.1

5. Goodwill and Identifiable Intangible Assets

The following table summarizes the changes in the carry value of goodwill by segment:

(In millions)	Water	Outdoors	Security	Total Goodwill
Balance at December 30, 2023(a)	$1,129.3	$651.1	$126.4	$1,906.8
Foreign currency translation adjustments and other	(5.3)	—	(1.2)	(6.5)
Acquisition-related adjustments	87.2	—	4.5	91.7
Balance at December 28, 2024(a)	$1,211.2	$651.1	$129.7	$1,992.0
Foreign currency translation adjustments and other	13.7	—	0.7	14.4
Balance at December 27, 2025(a)	$1,224.9	$651.1	$130.4	$2,006.4

(a)
Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

The gross carrying value and accumulated amortization for each major category of intangible asset are as follows:

	As of December 27, 2025			As of December 28, 2024
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$519.8	$—	$519.8	$518.8	$—	$518.8
Amortizable intangible assets
Tradenames	78.8	(17.8)	61.0	76.1	(13.1)	63.0
Customer and contractual relationships	1,024.0	(408.4)	615.6	1,015.5	(346.2)	669.3
Patents/proprietary technology	140.9	(105.6)	35.3	138.9	(92.8)	46.1
Total	1,243.7	(531.8)	711.9	1,230.5	(452.1)	778.4
Total identifiable intangibles	$1,763.5	$(531.8)	$1,231.7	$1,749.3	$(452.1)	$1,297.2

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 4 to 30 years, based on the assessment of a number of factors that may impact useful life, which include customer attrition rates and other relevant factors. We expect to record intangible amortization of approximately $74.0 million in 2026, $71.0 million in 2027, $64.0 million in 2028, $63.0 million in 2029 and $63.0 million in 2030.

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

No impairments to identifiable intangible assets were recognized in 2025 or 2024.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent level 3 inputs of the fair value hierarchy (refer to Note 9, "Fair Value Measurements").

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

6. Leases

We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in Operating lease assets, Other current liabilities and Operating lease liabilities in our Consolidated Balance Sheets. Amounts recognized for finance leases as of and for the years ended December 27, 2025 and December 28, 2024 were immaterial.

Operating lease expense recognized in the Consolidated Statement of Comprehensive Income for 2025, 2024 and 2023 were $61.8 million, $46.1 million and $42.1 million, respectively.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 27, 2025	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56.7	$43.1	$36.5
Right-of-use assets obtained in exchange for operating lease obligations	$159.0	$14.0	$87.1
Weighted average remaining lease term - operating leases	10.2 years	6.1 years	6.7 years
Weighted average discount rate - operating leases	5.3%	5.0%	4.1%

Future lease payments under non-cancelable operating leases as of December 27, 2025 were as follows:

(In millions)

2026	$37.3
2027	41.2
2028	37.5
2029	31.8
2030	28.8
Thereafter	195.3
Total lease payments	371.9
Less imputed interest	(98.2)
Total	$273.7
Reported as of December 27, 2025
Other current liabilities	$29.9
Operating lease liabilities	243.8
Total	$273.7

7. External Debt and Financing Arrangements

Long-term Debt

The following table summarizes the carrying value of the Company's long-term debt, net of underwriting commissions, price discounts and debt issuance costs:

(in millions)				Net Carrying Value
Coupon Rate	Principal Amount	Issuance Date	Maturity Date	December 27, 2025	December 28, 2024
4.000% Senior Notes	$500.0	June 2015	June 2025	$—	$499.6
3.250% Senior Notes	$700.0	September 2019	September 2029	697.2	696.5
4.000% Senior Notes	$450.0	March 2022	March 2032	447.2	446.7
4.500% Senior Notes	$450.0	March 2022	March 2052	436.9	436.4
5.875% Senior Notes	$600.0	June 2023	June 2033	594.8	594.1
Total Senior Notes				$2,176.1	$2,673.3
Commercial Paper				368.8	—
Total Debt				$2,544.9	$2,673.3
Less: current portion				—	499.6
Total long-term debt				$2,544.9	$2,173.7

Debt payments due during the next five years as of December 27, 2025 are zero in 2026, $370 million in 2027, zero in 2028, $700 million in 2029, zero in 2030, and $1,500 million in 2031 and beyond. Interest payments due during the next five years as of December 27, 2025 are $96.3 million in 2026, $192.5 million in 2027 through 2028, $169.8 million in 2029 through 2030 and $550.5 million in 2031 and beyond.

Credit Facilities

In August 2022, the Company entered into a third amended and restated $1.25 billion revolving credit facility (the “2022 Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is August 2027. Interest rates under the 2022 Revolving Credit Agreement are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s long-term credit rating and can range from SOFR + 1.02% to SOFR + 1.525%. Under the 2022 Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of December 27, 2025 or December 28, 2024. As of December 27, 2025, we were in compliance with all covenants under this facility.

In January 2026, the Company entered into a fourth amended and restated $1.25 billion revolving credit facility (the “2026 Revolving Credit Agreement”). The 2026 Revolving Credit Agreement extends the 2022 Revolving Credit Agreement for a five-year term maturing in January 2031. Borrowings under the 2026 Revolving Credit Agreement will bear interest at variable rates equal to, at the Company’s election, the term SOFR rate applicable for an interest period selected by the Company. The applicable term SOFR rate margin will be determined based on the ratings of the Company’s senior unsecured long-term debt securities. The daily simple SOFR rate margins range from 0.80% to 1.30%. The required ratio of consolidated EBITDA to consolidated interest expense and the ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA under the 2026 Revolving Credit Agreement remained unchanged from the 2022 Revolving Credit Agreement.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up $30.5 million in aggregate as of December 27, 2025 and December 28, 2024, of which there were no outstanding balances as of December 27, 2025 and December 28, 2024. The weighted-average interest rates on these borrowings were zero in 2025 and 2024.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s 2022 Revolving Credit Agreement, as amended, is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the 2022 Revolving Credit Agreement, as amended, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of December 27, 2025 and December 28, 2024 were $368.8 million and zero, respectively.

In our debt and credit agreements, there are normal and customary events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, such as failure to pay principal or interest when due or a change in control of the Company. There were no events of default as of December 27, 2025.

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

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are recorded directly into current period earnings. Commodity derivatives outstanding at December 27, 2025 and December 28, 2024 were not material to the Consolidated Balance Sheet or Consolidated Statement of Income.

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. There were no outstanding interest rate hedges as of December 27, 2025.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, the Mexican peso and the Chinese yuan. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 27, 2025 was $581.9 million, representing a net settlement liability of $0.5 million. Based on foreign exchange rates as of December 27, 2025, we estimate that $11.3 million of net derivative gains included in accumulated other comprehensive income as of December 27, 2025 will be reclassified to earnings within the next twelve months.

We have entered into cross-currency swap contracts to hedge both our Canadian dollar and Chinese Yuan exposures of the Company's net investments in certain foreign subsidiaries. As of December 27, 2025, the notional value of the cross-currency swap contracts was $141.0 million and expire at various dates through November 2026. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within accumulated other comprehensive income and recognized upon termination of the respective net investment.

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

The fair values of derivative financial instruments on the Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024 were:

		Fair Value
(In millions)	Location	2025	2024
Assets:
Foreign exchange contracts	Other current assets	$1.2	$3.8
Net investment hedges	Other current assets	—	2.0
Net investment hedges	Other assets	—	2.8
	Total assets	$1.2	$8.6
Liabilities:
Foreign exchange contracts	Other current liabilities	$1.6	$2.7
Net investment hedges	Other current liabilities	2.9	—
	Total liabilities	$4.5	$2.7

The effects of derivative financial instruments on the Consolidated Statements of Income in 2025, 2024 and 2023 were:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,473.8	$115.2	$4.1
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(0.5)
Derivative designated as hedging instruments	—	—	(3.4)
Gain on net investment hedging relationships	—	—	2.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	1.3	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	12.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2024
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Income	$2,542.7	$120.5	$11.9
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	6.8
Derivative designated as hedging instruments	—	—	(10.1)
Gain on net investment hedging relationships	—	—	1.8
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	12.6	—

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2023
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Income	$2,714.8	$116.5	$19.5
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	2.0
Derivative designated as hedging instruments	—	—	(0.4)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	5.2	—	—
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.2)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	—	9.0	—

The cash flow hedges from continuing operations recognized in other comprehensive income were net gains of $0.2 million, $2.1 million and $4.1 million in 2025, 2024 and 2023 respectively.

9. Fair Value Measurements

ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are level 3, except for pension assets discussed in Note 14, "Defined Benefit Plans."

The carrying value and fair value of debt as of December 27, 2025 and December 28, 2024 were as follows:

(In millions)	December 27, 2025		December 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,176.1	$2,109.3	$2,673.3	$2,522.5
Commercial Paper	368.8	368.8	—	—

The estimated fair value of our 2022 Revolving Credit Agreement is determined primarily using broker quotes, which are level 2 inputs. The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are level 1 inputs.

Assets and liabilities measured at fair value on a recurring basis as of December 27, 2025 and December 28, 2024 were as follows:

(In millions)	Fair Value
	2025	2024
Assets:
Derivative asset financial instruments (level 2)	$1.2	$8.6
Liabilities:
Derivative liability financial instruments (level 2)	$4.5	$2.7

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. In addition, from time to time, we enter into commodity swaps. Derivative financial instruments are recorded at fair value.

10. Common Stock

The Company has 750 million authorized shares of common stock, par value $0.01 per share and 60 million authorized shares of preferred stock, par value $0.01 per share. The number of shares of common stock and treasury stock and the share activity for 2025 and 2024 were as follows:

	Common Shares		Treasury Shares
	2025	2024	2025	2024
Balance at the beginning of the year	123,637,515	126,287,327	64,281,743	60,848,871
Stock plan shares issued	464,410	783,060	—	—
Shares surrendered by optionees	(131,485)	(181,045)	131,485	181,045
Common stock repurchases	(4,014,193)	(3,251,827)	4,014,193	3,251,827
Balance at the end of the year	119,956,247	123,637,515	68,427,421	64,281,743

At December 27, 2025, no shares of our preferred stock were outstanding. Our Board of Directors has the authority, without action by the Company’s stockholders, to designate and issue our preferred stock in one or more series and to designate the rights, preferences, limitations and privileges of each series of preferred stock, which may be greater than the rights of the Company’s common stock.

In 2025, we repurchased 4.0 million shares of outstanding common stock under the Company’s share repurchase program for $247.8 million. As of December 27, 2025, the Company’s total remaining share repurchase authorization under the then current program was approximately $827.2 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

11. Accumulated Other Comprehensive Income (Loss)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 27, 2025 and December 28, 2024 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Income (Loss) Components			Affected Line Item in the Consolidated Statements of Income
	2025	2024
Gains (losses) on cash flow hedges
Foreign exchange contracts	$1.3	$(0.4)	Cost of products sold
Interest rate contracts	12.6	12.6	Interest expense
Total before tax	13.9	12.2
Tax expense	(3.2)	(2.2)
Net of tax	$10.7	$10.0
Defined benefit plan items (a)
Recognition of actuarial (losses) gains	$—	$(18.3)	Other (income) expense, net
Tax benefit	—	6.2
Net of tax	$—	$(12.1)
Total reclassifications for the period, net of tax	$10.7	$(2.1)

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

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(12.1)	$93.5	$(44.0)	$37.4
Amounts classified into accumulated other comprehensive (loss) income	17.4	3.7	15.8	36.9
Other	—	—	6.2	6.2
Amounts reclassified into earnings	—	(11.2)	(6.0)	(17.2)
Net current period other comprehensive (loss) income	17.4	(7.5)	16.0	25.9
Balance at December 30, 2023	$5.3	$86.0	$(28.0)	$63.3
Amounts classified into accumulated other comprehensive (loss) income	(30.9)	2.1	5.8	(23.0)
Amounts reclassified into earnings	—	(10.0)	12.1	2.1
Net current period other comprehensive (loss) income	(30.9)	(7.9)	17.9	(20.9)
Balance at December 28, 2024	$(25.6)	$78.1	$(10.1)	$42.4
Amounts classified into accumulated other comprehensive (loss) income	32.4	0.2	(0.1)	32.5
Amounts reclassified into earnings	—	(10.7)	—	(10.7)
Net current period other comprehensive (loss) income	32.4	(10.5)	(0.1)	21.8
Balance at December 27, 2025	$6.8	$67.6	$(10.2)	$64.2

12. Stock-Based Compensation

As of December 27, 2025, we had awards outstanding under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan (the "2022 Plan") and the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan (the “2013 Plan”) (collectively, the "Plans"). In 2022, stockholders approved the 2022 Plan, which provides for the granting of stock options, performance share awards ("PSAs"), restricted stock units ("RSUs") and other equity-based awards to employees, directors and consultants. No new stock-based awards can be made under the 2013 Plan, but there are outstanding unvested RSUs and stock options that continue to be exercisable. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to awards under the 2013 Plan, may be recycled back into the total numbers of shares available for issuance under the 2022 Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares. As of December 27, 2025, approximately 3.2 million shares of common stock remained authorized for issuance under the 2022 Plan.

Stock-based compensation expense was as follows:

(In millions)	2025	2024	2023
Restricted stock units	$16.2	$21.7	$22.1
Stock option awards	5.6	6.0	5.3
Performance awards	(1.8)	11.8	6.1
Director awards	1.5	1.4	1.7
Total pre-tax expense	21.5	40.9	35.2
Tax benefit	2.9	5.5	7.9
Total after tax expense	$18.6	$35.4	$27.3

Included in compensation costs are cash-settled RSUs of $0.8 million, $2.0 million and $1.3 million that are classified as a liability as of December 27, 2025, December 28, 2024 and December 30, 2023, respectively. Compensation costs that were capitalized in inventory were not material.

Restricted Stock Units

RSUs have been granted to officers and certain employees of the Company and represent the right to receive shares of Company common stock subject to continued employment through each vesting date. RSUs generally vest ratably over a three-year period, with the exception of the RSUs that were converted from PSAs, which vest at the end of the original three year performance cycles. In addition, certain employees can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each RSU granted by using the average of the high and low share prices on the date of grant.

A summary of activity with respect to RSUs outstanding under the Plans for the year ended December 27, 2025 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 28, 2024	584,888	$72.44
Granted	490,347	$62.53
Vested	(338,554)	$71.55
Forfeited	(186,911)	$67.74
Outstanding at December 27, 2025	549,770	$65.74

The remaining unrecognized pre-tax compensation cost related to RSUs at December 27, 2025 was approximately $19.4 million, and the weighted-average period of time over which this cost will be recognized is 1.9 years. The fair value of RSUs that vested during 2025, 2024 and 2023 was $22.3 million, $34.1 million and $35.8 million, respectively.

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

The fair value of Fortune Brands options was estimated at the date of grant using a Black-Scholes option pricing model with the assumptions shown in the following table:

	2025	2024	2023
Current expected dividend yield	1.5%	1.2%	1.5%
Expected volatility	34.8%	32.4%	34.8%
Risk-free interest rate	4.3%	4.3%	4.2%
Expected term	5.4 years	5.3 years	5.4 years

In 2025 and 2024, the determination of expected volatility is based on the volatility of Fortune Brands common stock. In 2023, the determination of expected volatility is based on the volatility of Fortune Brands common stock and a blended peer group volatility for companies in similar industries, at a similar stage of life and with similar market capitalization. The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The expected term is the period over which our employees are expected to hold their options. The expected term was determined based on the historical employee exercise behavior and the contractual term of the options. The dividend yield is based on the Company’s estimated dividend over the expected term. The weighted-average grant date fair value of stock options granted under the Plans during the years ended December 27, 2025, December 28, 2024 and December 30, 2023 was $21.38, $26.13 and $20.39, respectively.

A summary of stock option activity for the year ended December 27, 2025 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 28, 2024	2,112,256	$62.11
Granted	299,165	$63.83
Exercised	(98,446)	$45.71
Expired/forfeited	(187,681)	$68.87
Outstanding at December 27, 2025	2,125,294	$62.52

Options outstanding and exercisable at December 27, 2025 were as follows:

	Options Outstanding (a)			Options Exercisable (b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$20.00 to $100.00	2,125,294	5.06	$62.52	1,692,416	$61.26

(a)
At December 27, 2025, the aggregate intrinsic value of options outstanding was $2.6 million.
(b)
At December 27, 2025, the weighted-average remaining contractual life of options exercisable was 4.2 years and the aggregate intrinsic value of options exercisable was $2.6 million.

The remaining unrecognized compensation cost related to unvested awards at December 27, 2025 was $5.2 million, and the weighted-average period of time over which this cost will be recognized is 1.7 years. The fair value of options that vested during 2025, 2024 and 2023 was $6.3 million, $5.5 million and $6.3 million, respectively. The intrinsic value of Fortune Brands stock options exercised in 2025, 2024 and 2023 was $1.3 million, $9.1 million and $8.5 million, respectively.

Performance Share Awards

PSAs were granted to officers and certain employees of the Company and represent the right to earn shares of Company common stock based on the achievement of company-wide non-GAAP performance conditions, including cumulative EBITDA margin, cumulative EBITDA margin percent and cumulative return on invested capital during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each PSA is based on the average of the high and low stock prices on the date of grant.

The following table summarizes information about PSAs as of December 27, 2025, as well as activity during the fiscal year then ended. The number of performance share awards granted are shown below at the target award amounts:

	Number of Performance Share Awards	Weighted-Average Grant-Date Fair Value
Non-vested at December 28, 2024	369,223	$70.49
Granted	198,877	$64.34
Vested	(1,426)	$76.32
Forfeited	(122,239)	$70.27
Non-vested at December 27, 2025	444,435	$67.78

The remaining unrecognized pre-tax compensation cost related to PSAs at December 27, 2025 was approximately $3.7 million, and the weighted-average period of time over which this cost will be recognized is 1.0 years. The fair value of PSAs that vested during 2025 was $0.1 million.

Director Awards

Stock awards are used as part of the compensation provided to outside directors under the Plans. Awards are issued annually in the second quarter. In addition, outside directors can elect to have director cash compensation paid in stock and can elect to defer payment of stock. Compensation cost is expensed at the time of an award based on the fair value of a share at the date of the award. In 2025, 2024 and 2023, we awarded 27,994, 19,148 and 27,094 shares of Company common stock to outside directors with a weighted-average fair value on the date of the award of $54.77, $73.10 and $64.13, respectively.

13. Revenue

Our principal performance obligations are the sale of faucets, accessories, kitchen sinks, waste disposals, fiberglass and steel entry-door systems, storm, screen and security doors, composite decking and railing, urethane millwork, wide-opening exterior door systems and outdoor enclosures, locks, safes, safety and security devices, connected and mechanical lock out tag out solutions, electronic security products, commercial cabinets, and kitchen and bath cabinets (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note 17, "Commitments," for further discussion.

We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. In addition, we make upfront payments to customers related to certain revenue contracts. We recognize these payments in Other current assets and Other assets in our Consolidated Balance Sheets and amortize them over the contract term as a reduction of the transaction price.

We account for shipping and handling costs that occur after the customer has obtained control of a product as a fulfillment activity (i.e., as an expense) rather than as a promised service (i.e., as a revenue element). These costs are classified within Selling, general and administrative expenses.

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $30.4 million and $28.8 million as of December 27, 2025 and December 28, 2024, respectively. Refund obligations are classified within Other current liabilities in our Consolidated Balance Sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value. Return assets are classified within Other current assets in our Consolidated Balance Sheets and were approximately $3.8 million and $4.3 million as of December 27, 2025 and December 28, 2024, respectively.

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represents advanced payments and billings in excess of revenue recognized. Changes in the deferred revenue liabilities are as follows:

(In millions)
Balance December 30, 2023	$40.2
Amount from acquisitions	0.3
Customer deposits	28.5
Revenue recognized	(32.2)
Foreign currency and other	(0.5)
Balance December 28, 2024	$36.3
Customer deposits	23.4
Revenue recognized	(24.4)
Foreign currency and other	(0.5)
Balance December 27, 2025	$34.8

Deferred revenue liabilities of $20.1 million, $24.4 million and $32.3 million as of December 27, 2025, December 28, 2024 and December 30, 2023, respectively were included in Other current liabilities. In our Consolidated Balance Sheets, $14.7 million, $11.9 million and $7.9 million as of December 27, 2025, December 28, 2024 and December 30, 2023, respectively were included in Other noncurrent liabilities in our Consolidated Balance Sheets.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended December 27, 2025, December 28, 2024 and December 30, 2023.

(In millions)	December 27, 2025	December 28, 2024	December 30, 2023
Wholesalers(a)	$2,168.4	$2,247.7	$2,126.2
Home Center retailers(b)	1,104.7	1,117.8	1,163.0
Other retailers(c)	469.0	443.5	418.8
U.S. net sales	3,742.1	3,809.0	3,708.0
International(d)	721.1	800.0	918.2
Net sales	$4,463.2	$4,609.0	$4,626.2
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

14. Defined Benefit Plans

We have a number of pension plans in the United States, covering certain of the Company’s employees; however, the majority of these plans have been frozen to new participants, and benefit accruals were frozen for active participants on December 31, 2016. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements. Service cost for 2025 relates to benefit accruals for a group of hourly employees within the defined benefit plan for our Security segment. All other benefit accruals under our defined benefit pension plans were frozen as of, or prior to, December 31, 2016.

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

During the fourth quarter of 2024, the Company entered into two agreements with an insurance company to purchase group annuity contracts and transferred $266.6 million of pension plan obligations and related assets of two of its defined benefit pension plans, the MasterLock Pension Plan and Moen Incorporated Pension Plan (collectively, the "Pension Plans"). The partial plan settlements resulted in a loss of $19.0 million, which is included in Other (expense) income, net on the Consolidated Statements of Income. The agreements cover approximately 4,100 retirees and other beneficiaries (the "Transferred Participants"). All Transferred Participants continued to receive their benefits from the Pension Plans until January 1, 2025, at which time the insurance company began paying and administering the retirement benefits of the Transferred Participants. The transactions resulted in no changes to the amount of the benefits payable to the Transferred Participants.

During the fourth quarter of 2025, the Company entered into a buy-in annuity agreement with an insurance provider. The agreement features a buy-in of the plan assets with an option to elect a future buy-out conversion. As part of the buy-in, a majority of the assets of the Pension Plans were transferred to the insurance company in exchange for an annuity contract to further reduce the risk of plan asset value volatility. The Company retains the primary benefit obligation until the buy-out conversion is completed. Upon election of the buy-out conversion, we will transfer full responsibility of the obligations of the Pension Plans to the insurance company, at which time we will derecognize the assets and liabilities of the Pension Plans and realize a settlement loss as a component of net periodic pension cost.

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

In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

(In millions)	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$206.5	$509.7	$5.6	$8.0
Service cost	—	—	0.1	0.4
Interest cost	11.4	22.2	0.3	0.5
Actuarial loss (gain)	8.8	(23.9)	(0.3)	(0.4)
Benefits paid	(10.6)	(34.9)	(0.2)	(2.8)
Plan amendments	—	—	0.1	—
Settlements	—	(266.6)	—	(0.1)
Projected benefit obligation at end of year	$216.1	$206.5	$5.6	$5.6
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$216.1	$206.5	$—	$—
Change in Plan Assets:
Fair value of plan assets at beginning of year	$177.1	$468.0	$—	$—
Actual return on plan assets	20.2	9.1	—	—
Employer contributions	1.6	1.5	1.0	1.2
Benefits paid	(10.6)	(34.9)	(1.0)	(1.2)
Settlements	—	(266.6)	—	—
Fair value of plan assets at end of year	$188.3	$177.1	$—	$—
Funded status (Fair value of plan assets less PBO)	$(27.8)	$(29.4)	$(5.6)	$(5.6)

The accumulated benefit obligation exceeds the fair value of assets for all pension plans.

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	2025	2024	2025	2024
Other current liabilities	$(9.1)	$(1.6)	$(1.2)	$(1.0)
Other non-current liabilities	(18.7)	(27.8)	(4.4)	(4.6)
Net amount recognized	$(27.8)	$(29.4)	$(5.6)	$(5.6)

The amounts in accumulated other comprehensive loss on the Consolidated Balance Sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net unrecognized actuarial loss (gain) at December 30, 2023	$35.2	$0.6
Recognition of actuarial gain	0.5	0.3
Current year actuarial (gain)	(3.9)	(1.4)
Recognition actuarial loss due to settlement	(19.0)	—
Net unrecognized actuarial loss at December 28, 2024	$12.8	$(0.5)
Recognition of actuarial gain	—	0.3
Current year actuarial (gain)	(0.7)	(0.3)
Recognition of actuarial loss due to settlement	—	—
Net unrecognized actuarial loss (gain) at December 27, 2025	$12.1	$(0.5)

Components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
(In millions)	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$0.1	$0.1	$0.4	$0.4
Interest cost	11.4	22.2	27.2	0.3	0.5	0.5
Expected return on plan assets	(10.7)	(29.1)	(28.6)	—	—	—
Recognition of actuarial gains	—	(0.5)	—	(0.3)	(0.3)	(2.6)
Settlement loss	—	19.0	2.0	—	—	—
Net periodic benefit cost (income)	$0.7	$11.6	$0.7	$0.1	$0.6	$(1.7)

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted-Average Assumption Used to Determine Benefit Obligations:
Discount rate	4.9%	5.7%	5.0%	6.5%	7.1%	6.0%
Weighted-Average Assumptions Used to Determine Net Cost:
Discount rate	5.7%	5.0%	5.2%	7.1%	6.0%	5.8%
Expected long-term rate of return on plan assets	6.2%	7.3%	6.1%	—	—	—

	Postretirement Benefits
	2025		2024
Assumed Health Care Cost Trend Rates Used to Determine Benefit Obligations:
Health care cost trend rate assumed for next year	6.9/7.4%	(a)	7.1/7.5%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2035		2035
Assumed Health Care Cost Trend Rates Used to Determine Net Cost:
Health care cost trend rate assumed for next year	7.1/7.5%	(a)	7.3/6.9%	(a)
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2035		2033

(a)
The pre-65 initial health care cost trend rate is shown first / followed by the post-65 rate.

Plan Assets

The fair value of the pension assets by major category of plan assets as of December 27, 2025 and December 28, 2024 were as follows:

2025
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$34.1	$34.1	$—	$—
Other investments (a)	139.3	—	—	139.3
Fair value excluding investments measured at net asset value	$173.4
Collective trusts:
Fixed income	14.9
Investments measured at net asset value	$14.9
Total plan assets at fair value	$188.3

(a) - Other investments consist of buy-in annuity contract assets.

2024
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.6	$2.6	$—	$—
Other investments (a)	23.8	—	23.8	—
Fair value excluding investments measured at net asset value	$26.4
Collective trusts:
Equity	$27.3
Fixed income	95.1
Multi-strategy hedge funds	12.1
Real estate	16.2
Investments measured at net asset value	$150.7
Total plan assets at fair value	$177.1

(a) - Other investments consist of future contracts on U.S. Treasury notes and bonds primarily used to hedge interest rate exposures.

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2025	2024
Beginning of year	$—	$26.8
Purchases	139.3	—
Losses on assets during the period	—	(0.6)
Sales and settlements	—	(26.2)
End of year	$139.3	$—

Our defined benefit plans Master Trust own a variety of investment assets. Certain investment assets are measured using net asset value per share as a practical expedient per ASC 820. Investments measured using net asset value per share totaled $14.9 million and $150.7 million as of December 27, 2025 and December 28, 2024, respectively.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 45 day redemption notice period. Investment assets in multi-strategy hedge funds may be redeemed semi-annually with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 27, 2025, we do not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

For the Pension Plans, our assets have been exchanged for buy-in annuity contracts to cover all plan liabilities. For our remaining plans, our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The defined benefit asset allocation policy of the plans allows for a return-seeking portfolio allocation of 0% to 50% and liability-hedging portfolio allocation of 50% to 100%. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocations meets the needs of the liability structure.

Our 2026 expected blended long-term rate of return on plan assets of 4.2% was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2026	$197.5	$1.2
2027	1.6	1.1
2028	1.5	1.0
2029	1.6	1.0
2030	1.5	0.9
Years 2031-2035	7.2	4.7

Estimated future retirement benefit payments above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

Defined Contribution Plan Contributions

We sponsor a number of defined contribution plans for the benefit of eligible employees. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $38.5 million, $35.5 million and $28.7 million in 2025, 2024 and 2023, respectively.

15. Income Taxes

The components of Income before income taxes was as follows:

(In millions)	2025	2024	2023
Domestic operations	$330.2	$518.8	$418.1
Foreign operations	74.8	86.7	99.8
Income before income taxes	$405.0	$605.5	$517.9

Income tax expense in the Consolidated Statement of Income consisted of the following:

(In millions)	2025	2024	2023
Current
Federal	$25.0	$97.3	$86.9
Foreign	37.0	20.7	38.3
State and other	10.4	15.6	15.2
Deferred
Federal	35.2	1.4	(21.2)
Foreign	(4.6)	0.2	(3.5)
State and Local	3.2	(1.6)	(3.3)
Total income tax expense	$106.2	$133.6	$112.4

The Company adopted ASU 2023-09 “Income Taxes: Improvement to Income Tax Disclosures” on a prospective basis beginning with the year ended December 27, 2025. The following table is the required disclosure pursuant to ASU 2023-09 and is a reconciliation between the federal statutory tax rate and the effective tax rate.

(In millions)	2025
	Amount	Percentage
U.S. federal statutory tax rate	$85.1	21.0%
State and local income taxes, net of federal effect (1)	16.5	4.1
Foreign Tax Effects
China withholding tax	11.4	2.8
Other foreign jurisdictions	3.9	1.0
Effects of cross-border tax laws	(6.1)	(1.5)
Tax credits	(2.7)	(0.7)
Valuation allowance increase	1.3	0.3
Nontaxable or nondeductible items	4.3	1.1
Changes in unrecognized tax benefits	(6.1)	(1.5)
Other	(1.4)	(0.4)
Income tax expense as reported	$106.2	26.2%

(1) State taxes in California, Pennsylvania, Florida, Texas, and Wisconsin made up the majority (greater than 50%) of the Company’s State and local income taxes.

The following table is the required reconciliation between the federal statutory tax rate and the effective tax rate prior to the adoption of ASU 2023-09.

(In millions)	2024	2023
Income tax expense computed at federal statutory income tax rate	$127.2	$108.8
State and local income taxes, net of federal tax benefit	18.9	13.2
Foreign taxes at a different rate than U.S. federal statutory income tax rate	4.6	5.2
Net adjustments for uncertain tax positions	(4.7)	(8.0)
Share-based compensation	(2.0)	(1.3)
Valuation allowance (decrease) increase	(7.8)	1.7
Non-deductible executive compensation	3.9	3.5
Research and development credit	(4.4)	(5.1)
Miscellaneous other, net	(2.1)	(5.6)
Income tax expense as reported	$133.6	$112.4
Effective income tax rate	22.1%	21.7%

The 2025 effective income tax rate was unfavorably impacted by state and local income taxes and dividend withholding tax, partially offset by decreases in uncertain tax positions.

The 2024 effective income tax rate was unfavorably impacted by state and local income taxes, foreign income taxed at higher rates, as well as non-deductible executive compensation, partially offset by favorable benefits related to a valuation allowance release and decreases in uncertain tax positions and tax credits.

The 2023 effective income tax rate was unfavorably impacted by state and local income taxes and foreign income taxed at higher rates. This expense was offset by favorable benefits for the release of uncertain tax positions due to statute of limitations lapses and federal tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTBs”) is as follows:

(In millions)	2025	2024	2023
Unrecognized tax benefits—beginning of year	$25.2	$25.6	$33.4
Gross additions—current year tax positions	1.9	1.9	2.1
Gross additions—prior year tax positions	0.3	5.7	0.2
Gross reductions—prior year tax positions	(6.3)	(8.0)	(10.1)
Gross reductions—settlements with taxing authorities	—	—	—
Unrecognized tax benefits—end of year	$21.1	$25.2	$25.6

The amount of UTBs that, if recognized as of December 27, 2025, would affect the Company’s effective tax rate is $21.1 million.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2025, the Company recognized an interest and penalty benefit of $1.9 million. In 2024 and 2023, the Company recognized an interest and penalty benefit of approximately $1.6 million and a $1.2 million expense, respectively.

The Company files income tax returns in the U.S., various state, and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for 2022 and 2023 and is generally subject to examination by the IRS for years 2022 and later. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2020, Mexico for years after 2019, and China for years after 2019.

The components of net deferred tax assets (liabilities) as of December 27, 2025 and December 28, 2024 were as follows:

(In millions)	2025	2024
Deferred tax assets:
Compensation and benefits	$20.4	$27.2
Defined benefit plans	7.3	7.7
Capitalized inventories	26.7	18.1
Capitalized research and development costs	31.0	54.0
Accounts receivable	3.7	6.5
Operating lease liabilities	65.1	37.7
Other accrued expenses	42.0	35.8
Net operating loss and other tax carryforwards	33.6	29.1
Miscellaneous	7.3	7.8
Total deferred tax assets	237.1	223.9
Less: valuation allowance	(9.6)	(8.0)
Deferred tax assets, net of valuation allowance	227.5	215.9
Deferred tax liabilities:
Fixed assets	(82.2)	(81.3)
Intangible assets	(184.2)	(163.5)
Operating lease assets	(61.9)	(36.4)
Other investments	(20.0)	(24.8)
Miscellaneous	(6.2)	(7.9)
Total deferred tax liabilities	(354.5)	(313.9)
Net deferred tax liability	$(127.0)	$(98.0)

In accordance with ASC requirements for Income Taxes, deferred taxes were classified in the Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024 as follows:

(In millions)	2025	2024
Other assets	$19.9	$19.4
Deferred income taxes	(146.9)	(117.4)
Net deferred tax liability	$(127.0)	$(98.0)

As of December 27, 2025 and December 28, 2024, the Company had deferred tax assets related to net operating losses and other tax carryforwards of $33.6 million and $29.1 million, respectively. Approximately $4.6 million expires between 2026 and 2030, and the remainder will expire in 2031 and thereafter.

The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets. The valuation allowance is $9.6 million in 2025 and $8.0 million in 2024. Management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017 were subject to the deemed repatriation tax and therefore should not be subject to additional U.S. federal income tax upon an actual repatriation of these earnings. As of December 27, 2025, the Company has recorded an estimated deferred tax liability of $1.0 million, primarily related to taxes that will be payable upon distribution of these earnings. The liability also reflects the reversal of a prior indefinite reinvestment assertion with respect to one of the Company’s foreign subsidiaries.

Subsequent to December 31, 2017, we consider the unremitted earnings of certain foreign subsidiaries that impose local country taxes on dividends to be indefinitely reinvested. The amount of unrecognized deferred tax liabilities associated with local country withholding taxes on the unremitted earnings of these indefinitely reinvested foreign subsidiaries is $6.4 million.

ASU 2023-09, which the Company adopted prospectively for the year ended December 27, 2025, requires the disclosure of income taxes paid (net of refunds received) as follows:

(In millions)	2025
U.S. federal	$31.5
U.S. state and local	14.8
Foreign
Canada	13.4
China	14.9
All other foreign	4.4
Total	$79.0

16. Restructuring and Other Charges

On January 18, 2025, we announced the decision to consolidate U.S. regional offices into one campus headquarters in Deerfield, Illinois. In connection with these consolidation activities and related organizational and personnel changes, the Company currently expects to incur certain cash and non-cash restructuring and other charges related to employee relocation, severance, retention, non-cash asset related costs, lease exit costs, and other transition activities estimated in the range of approximately $90 million to $105 million in the aggregate. For the fifty-two weeks ended December 27, 2025, we incurred total charges of $89.6 million, including cash charges of $71.6 million primarily related to severance and other exit costs, and non-cash charges of $18.0 million primarily related to acceleration of property, plant and equipment depreciation. The estimated ranges of restructuring and other charges are provisional and include management judgments and assumptions that could change as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional charges.

Restructuring and other charges for the year ended December 27, 2025 were as follows:

	Year Ended December 27, 2025
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Asset Impairment	Total Charges
Water	$21.0	$—	$3.8	$3.5	$28.3
Outdoors	5.5	8.2	7.2	—	20.9
Security	7.8	3.4	13.8	—	25.0
Corporate	18.1	—	16.8	—	34.9
Total	$52.4	$11.6	$41.6	$3.5	$109.1

(a)
“Other Charges” represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, write-off of displays from exiting a customer relationship, accelerated depreciation or impairment resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.
(b)
Selling, general and administrative expenses.

Restructuring and other charges in 2025 are primarily due to $89.6 million of costs incurred in connection with the Company's headquarters consolidation and its related organizational changes, a product line rationalization in our Outdoors segment and plant closures in all of our segments.

Restructuring and other charges for the year ended December 28, 2024 were as follows:

	Year Ended December 28, 2024
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water	$5.9	$2.6	$—	$8.5
Outdoors	5.0	14.8	—	19.8
Security	3.8	7.7	—	11.5
Corporate	1.5	—	—	1.5
Total	$16.2	$25.1	$—	$41.3

(a)
“Other Charges” represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, write-off of displays from exiting a customer relationship, accelerated depreciation or impairment resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.
(b)
Selling, general and administrative expenses.

Restructuring and other charges in 2024 are largely related to a product-line rationalization within our Outdoors segment, the closure of a manufacturing facility within our Security segment and headcount-reduction actions across all segments.

Restructuring and other charges for the year ended December 30, 2023 were as follows:

	Year Ended December 30, 2023
		Other Charges (a)
(In millions)	Restructuring Charges	Cost of Products Sold	SG&A(b)	Total Charges
Water	$2.2	$2.6	$—	$4.8
Outdoors	4.2	(0.1)	—	4.1
Security	25.4	19.2	—	44.6
Corporate	0.7	—	—	0.7
Total	$32.5	$21.7	$—	$54.2

(a)
“Other Charges” represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, write-off of displays from exiting a customer relationship, accelerated depreciation or impairment resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.
(b)
Selling, general and administrative expenses.

Restructuring and other charges in 2023 were primarily attributable to costs associated with the closure of a manufacturing facility within our Security segment and headcount-reduction actions across all segments.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 28, 2024	2025 Provision	Cash Expenditures (a)	Non-Cash Write-offs and Other	Balance at December 27, 2025
Workforce reduction costs	$6.2	$51.7	$(30.7)	$-	$27.2
Other	7.7	0.7	(7.4)	(0.6)	0.4
	$13.9	$52.4	$(38.1)	$(0.6)	$27.6

(a)
Cash expenditures primarily related to severance charges.

(In millions)	Balance at December 30, 2023	2024 Provision	Cash Expenditures (a)	Non-Cash Write-offs	Balance at December 28, 2024
Workforce reduction costs	$14.6	$12.5	$(20.9)	$—	$6.2
Other	7.1	3.7	(2.5)	(0.6)	7.7
	$21.7	$16.2	$(23.4)	$(0.6)	$13.9

(a)
Cash expenditures primarily related to severance charges.

17. Commitments

Purchase Obligations

Purchase obligations of the Company as of December 27, 2025 were $456.1 million, of which $429.9 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms, and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for 2025, 2024, and 2023.

(In millions)	2025	2024	2023
Reserve balance at the beginning of the year	$20.2	$18.4	$20.1
Provision for warranties issued	7.9	9.0	8.7
Settlements made (in cash or in kind)	(7.5)	(9.1)	(10.4)
Acquisition	—	2.0	—
Foreign currency	(0.7)	(0.1)	—
Reserve balance at end of year	$19.9	$20.2	$18.4

18. Information on Business Segments

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

The Water segment manufactures or assembles and sells faucets, accessories, luxury hardware, kitchen sinks and waste disposals, predominantly under the Moen, ROHL, Riobel, Victoria+Albert, Perrin & Rowe, Aqualisa, Shaws, Emtek, Schaub and SpringWell brands. The Outdoors segment includes fiberglass and steel entry door systems under the Therma-Tru brand name, storm, screen and security doors under the Larson brand name, composite decking and railing under the Fiberon brand name, urethane millwork under the Fypon brand name and wide-opening exterior door systems and outdoor enclosures under the Solar Innovations brand. The Security segment includes locks, safety and security devices, connected and mechanical lock out tag out solutions and electronic security products under the Master Lock, American Lock, Yale and August brands, and fire-resistant safes, security containers and commercial cabinets under the SentrySafe brand. Corporate expenses consist primarily of headquarters administrative expenses. Corporate assets consist primarily of cash.

The Company’s subsidiaries operate principally in the United States, Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France.

(In millions)	Water	Outdoors	Security	Total 2025
Net sales	$2,447.6	$1,323.0	$692.6	$4,463.2
Depreciation	49.0	54.3	10.9	114.2
Amortization of intangibles	40.1	30.0	5.1	75.2
Other segment items (1)	1,816.3	1,155.2	596.7	3,568.2
Unallocated expenses	—	—	—	189.5
Total operating income	$542.2	$83.5	$79.9	$516.1

(1) Other segment items recognized during the year ended December 27, 2025 include cost of products sold and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Total 2024
Net sales	$2,564.6	$1,350.1	$694.3	$4,609.0
Depreciation	44.2	54.3	20.0	118.5
Amortization of intangibles	39.5	30.0	3.6	73.1
Other segment items (1)	1,885.8	1,067.8	570.3	3,523.9
Unallocated expenses	—	—	—	155.6
Total operating income	$595.1	$198.0	$100.4	$737.9

(1) Other segment items recognized during the year ended December 28, 2024 include cost of products sold and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Total 2023
Net sales	$2,562.2	$1,341.1	$722.9	$4,626.2
Depreciation	40.4	34.5	29.8	104.7
Amortization of intangibles	28.9	30.0	3.2	62.1
Other segment items (1)	1,918.6	1,143.1	627.5	3,689.2
Unallocated expenses	—	—	—	155.3
Total operating income	$574.3	$133.5	$62.4	$614.9

(1) Other segment items recognized during the year ended December 30, 2023 include cost of products sold and selling, general, and administrative expenses.

Net sales to two of the Company’s customers, The Home Depot, Inc. (“The Home Depot”) and Lowe’s Companies, Inc. (“Lowe’s”) each accounted for greater than 10% of the Company’s net sales in 2025, 2024 and 2023. All of our business segments sell to The Home Depot and Lowe’s. Net sales to The Home Depot were 11%, 10% and 10% of net sales in 2025, 2024 and 2023, respectively. Net sales to Lowe’s were 11%, 11% and 11% of net sales in 2025, 2024 and 2023, respectively.

(In millions)	2025	2024	2023
Total assets:
Water	$3,463.3	$3,539.2	$3,492.2
Outdoors	2,072.0	2,169.3	2,205.3
Security	668.9	649.7	721.0
Corporate	316.4	203.6	146.5
Total assets	$6,520.6	$6,561.8	$6,565.0
Capital expenditures:
Water	$36.0	$72.6	$104.7
Outdoors	34.4	64.4	140.0
Security	10.9	21.5	10.4
Corporate	30.5	34.8	1.4
Capital expenditures, gross	111.8	193.3	256.5
Less: proceeds from disposition of assets	(6.9)	(26.9)	(2.8)
Capital expenditures, net	$104.9	$166.4	$253.7
Net sales by geographic region (a):
United States	$3,742.1	$3,809.0	$3,708.0
China	147.2	233.6	335.2
Canada	344.1	344.5	352.4
Other international	229.8	221.9	230.6
Net sales	$4,463.2	$4,609.0	$4,626.2
Property, plant and equipment, net:
United States	$616.6	$816.4	$798.0
Mexico	62.4	59.0	62.9
Canada	6.6	6.7	7.6
China	12.6	14.5	17.3
Other international	107.7	102.6	89.2
Property, plant and equipment, net	$805.9	$999.2	$975.0

(a)
Based on country of destination.

19. Earnings Per Share

The computations of earnings per common share were as follows:

(In millions, except per share data)	2025	2024	2023
Income from continuing operations	$298.8	$471.9	$405.5
Income from discontinued operations	—	—	(1.0)
Net income	$298.8	$471.9	$404.5
Earnings per common share
Basic
Continuing operations	$2.48	$3.78	$3.20
Discontinued operations	—	—	(0.01)
Basic earnings per share	$2.48	$3.78	$3.19
Diluted
Continuing operations	$2.47	$3.75	$3.17
Discontinued operations	—	—	—
Diluted earnings per share	$2.47	$3.75	$3.17
Basic average shares outstanding(a)	120.7	124.8	126.9
Stock-based awards	0.5	0.9	0.8
Diluted average shares outstanding(a)	121.2	125.7	127.7
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.8	0.6	0.9
(a)
Reflects the impact of share repurchases during the years ended December 27, 2025, and December 28, 2024 and December 30, 2023, respectively.

20. Other (Income) Expense, Net

The components of other (income) expense, net, for 2025, 2024 and 2023 were as follows:

(In millions)	2025	2024	2023
Defined benefit plan cost (income)	$0.7	$11.7	$(1.6)
Interest income	(6.5)	(5.1)	(14.2)
Foreign currency losses (gains)	3.4	4.7	(3.4)
Other items, net	(1.7)	0.6	(0.3)
Total other (income) expense, net	$(4.1)	$11.9	$(19.5)

21. Contingencies

Litigation

We are a defendant in lawsuits that are ordinary, routine litigation matters incidental to our businesses. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, we believe the likelihood of material loss is remote.

Environmental

We are involved in remediation activities to clean up impacted sites as required by federal and state laws, certain of which may contain hazardous wastes. Liabilities for remediation costs of each site are based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. Uncertainties about the status of laws, regulations, technology and information related to individual sites make it difficult to develop estimates of future environmental remediation exposures. Some of the potential liabilities relate to sites we own, and some relate to sites we no longer own or never owned. Several of our subsidiaries have been designated as potentially responsible parties (“PRP”) under Superfund or similar state laws. In most instances where our subsidiaries are named as a PRP, we enter into cost-sharing arrangements with other PRPs. We give notice to insurance carriers of potential PRP liability, but very rarely, if ever, receive reimbursement from insurance for PRP costs. We believe compliance with current environmental protection laws (before taking into account estimated recoveries from third parties) will not have a material adverse effect upon our results of operations, cash flows or financial condition.

Other

On September 12, 2025, the Company experienced a fire within a portion of one of its manufacturing facilities within the Outdoors segment. The fire primarily caused damage to owned property and equipment. Net sales were not impacted as a result of the fire, due to existing inventory levels and increased output at other manufacturing facilities. In 2025, expenses of $21.1 million, related to clean-up costs, damage to assets and fixed operating costs, less probable insurance recoveries, were recorded within the Cost of products sold caption in the Consolidated Statement of Income.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2025.

(b)
Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over "financial reporting", as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 27, 2025.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025, as stated in their report, which appears herein.

(c)
Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the fourth quarter of 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See the information under the captions “Proposal 1 – Election of Directors,” “Corporate Governance - Board Committees - Audit Committee” and, if applicable, “Delinquent Section 16(a) Reports” contained in the 2026 Proxy Statement, which information is incorporated herein by reference. See the information under the caption "Information about our current Executive Officers" contained in Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

See the information under the captions “Director Compensation,” “Corporate Governance - Board Committees - Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “2025 Executive Compensation,” “CEO Pay Ratio” and “Compensation Committee Report” contained in the 2026 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the caption “Certain Information Regarding Security Holdings” contained in the 2026 Proxy Statement, which information is incorporated herein by reference. See also the “Equity Compensation Plan Information” table contained in the 2026 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions “Director Independence,” “Board Committees,” “Policies with Respect to Transactions with Related Persons” and “Certain Relationships and Related Transactions” contained in the 2026 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information under the captions “Fees of Independent Registered Public Accounting Firm” and “Approval of Audit and Non-Audit Services” in the 2026 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Financial Statements, Financial Statement Schedules and Exhibits.
(1)
Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statements of Income for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 contained in Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 contained in Item 8 hereof.

Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 contained in Item 8 hereof.

Consolidated Statements of Equity for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 contained in Item 8 hereof.

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

10.6.

$1,250,000,000 Fourth Amended and Restated Credit Agreement, dated as of January 16, 2026, among Fortune Brands Innovations, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America N.A., as Syndication Agent , is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2026.

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
10.11.

Amendment Number One to the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, dated as of August 2, 2016, is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2016.*

10.12.

Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, effective as of May 3, 2022, is incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 21, 2022.*

10.13.

Form of 2014 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 26, 2014.*

10.14.

Form of 2016 Stock Option Award Notice and Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016.*

10.15.

Form of Stock Option Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.16.

Form of Stock Option Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.17.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.18.

Form of Performance Share Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.19.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Home & Security, Inc. 2013 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on February 26, 2020.*

10.20.

Form of Restricted Stock Unit Agreement for awards under the Fortune Brands Home & Security Inc. 2022 Long-Term Incentive Plan, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 28, 2022.*

10.21.

Form of Restricted Stock Unit Award Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 27, 2024.*

10.22.

Form of Performance Share Award Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2024.*

10.23.

Form of Stock Option Agreement for awards under the Fortune Brands Innovations, Inc. 2022 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 27, 2024.*

10.24.

Form of Agreement for the Payment of Benefits Following Termination of Employment between the Company and each of Nicholas I. Fink, Jonathan H. Baksht, David V. Barry, Hiranda S. Donoghue, John D. Lee, Matthew E. Novak, Kristin E. Papesh, and Cheri M. Phyfer, is incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 28, 2018.*

10.25.

Fortune Brands Home & Security, Inc. Non-Employee Director Stock Election Program is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 22, 2012.*

10.26.

Fortune Brands Home & Security, Inc. Deferred Compensation Plan, amended & restated as of February 27, 2017, is incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 28, 2017.*

10.27.

Fortune Brands Innovations, Inc. Directors' Deferred Compensation Plan, as amended and restated as of September 18, 2023, is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

10.28.

Second Amendment to the Fortune Brands Innovations, Inc. Deferred Compensation Plan, dated as of September 29, 2023, is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

10.29.

Fortune Brands Innovations, Inc. Non-Employee Director Stock Election Program, effective as of January 1, 2024, is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 27, 2023.*

10.30	Offer Letter, dated February 11, 2026, by and between the Company and Amit Banati.* **
19.	Insider Trading and Reporting Policy is incorporated herein by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 25, 2025.*
21.	Subsidiaries of the Company.**
23.	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.**
24.	Powers of Attorney relating to execution of this Annual Report on Form 10-K.**
31.1.	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2.	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.**
32.	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.**
97.	Clawback Policy, effective as of November 30, 2023, is incorporated herein by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on February 27, 2024.
101.

The following materials from the Fortune Brands Innovations, Inc. Annual Report on Form 10‑K for the year ended December 27, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (vi) the Consolidated Statements of Equity, and (vi) the Notes to the Consolidated Financial Statements.**

104.	The cover page of the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, formatted in Inline XBRL and contained in Exhibit 101.**

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

FORTUNE BRANDS INNOVATIONS, INC. (The Company)

Date: February 23, 2026	By:
/s/ Jonathan H. Baksht
Jonathan H. Baksht Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ nicholas i. fink	/s/ BRENDAN FOLEY*
Nicholas I. Fink, Chief Executive Officer and Director (principal executive officer) Date: February 23, 2026	Brendan Foley, Director Date: February 23, 2026

/s/ Jonathan H. Baksht	/s/ ann fritz hackett*
Jonathan H Baksht, Executive Vice President and Chief Financial Officer (principal financial officer) Date: February 23, 2026	Ann Fritz Hackett, Director Date: February 23, 2026

/s/ karen ries	/s/ susan s. kilsby*
Karen Ries, Senior Vice President and Chief Accounting Officer (principal accounting officer)	Susan S. Kilsby, Director Date: February 23, 2026
Date: February 23, 2026

/s/ amit banati*	/s/ a.d. david mackay*
Amit Banati, Director Date: February 23, 2026	A.D. David Mackay, Director Date: February 23, 2026

/s/ amee chande*	/s/ jeffery s. perry*
Amee Chande, Director Date: February 23, 2026	Jeffery S. Perry, Director Date: February 23, 2026

/s/ irial finan*	/s/ stephanie pugliese*
Irial Finan, Director Date: February 23, 2026	Stephanie Pugliese, Director Date: February 23, 2026

*By:	/s/ hiranda s. donoghue
Hiranda S. Donoghue, Attorney-in-Fact

Schedule II Valuation and Qualifying Accounts

For the years ended December 27, 2025, December 28, 2024 and December 30, 2023

(In millions)	Balance at Beginning of Period	Charged to Expense	Write-offs and Deductions (a)	Business Acquisition (b)	Balance at End of Period
2025:
Allowance for cash discounts and sales allowances	$109.4	$321.9	$(344.5)	$—	$86.8
Allowance for credit losses	7.0	9.5	(6.5)	—	10.0
Allowance for deferred tax assets	8.0	1.6	—	—	9.6
2024:
Allowance for cash discounts and sales allowances	$120.8	$350.6	$(362.0)	$—	$109.4
Allowance for credit losses	7.7	3.8	(4.5)	—	7.0
Allowance for deferred tax assets	15.1	(7.1)	—	—	8.0
2023:
Allowance for cash discounts and sales allowances	$116.2	$340.1	$(342.2)	$6.7	$120.8
Allowance for credit losses	5.5	5.2	(6.2)	3.2	7.7
Allowance for deferred tax assets	13.8	1.3	—	—	15.1

(a)
Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.
(b)
Represents purchase accounting adjustment related to the Acquired Businesses within our Water and Security segments in 2023.