Form 10-Q
period 2026-03-28
Fortune Brands Innovations, Inc.
filed 2026-05-07
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at April 17, 2026 was 119,293,417.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Thirteen Weeks Ended March 28, 2026 and March 29, 2025

(In millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Net sales	$1,011.3	$1,033.1
Cost of products sold	575.6	578.4
Selling, general and administrative expenses	352.7	314.9
Amortization of intangible assets	18.5	18.0
Restructuring charges	4.3	24.8
Operating income	60.2	97.0
Interest expense	26.5	28.6
Other (income) expense, net	(0.1)	(1.0)
Income before taxes	33.8	69.4
Income tax	9.6	18.0
Net income	$24.2	$51.4

Basic earnings per common share	$0.20	$0.42
Diluted earnings per common share	$0.20	$0.42

Comprehensive income	$14.4	$57.7

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 28, 2026	December 27, 2025
Assets
Current assets
Cash and cash equivalents	$223.1	$264.0
Accounts receivable less allowance for credit losses of $9.8 and $10.0	584.7	513.1
Inventories	1,038.1	1,024.9
Other current assets	177.8	172.2
Total current assets	2,023.7	1,974.2
Property, plant and equipment, net	804.8	805.9
Operating lease assets	260.0	259.6
Goodwill	2,002.7	2,006.4
Other intangible assets, net of accumulated amortization	1,211.4	1,231.7
Assets held for sale	104.0	113.8
Other assets	139.2	129.0
Total assets	$6,545.8	$6,520.6
Liabilities and equity
Current liabilities
Accounts payable	507.3	524.6
Other current liabilities	441.7	547.0
Total current liabilities	949.0	1,071.6
Long-term debt	2,713.7	2,544.9
Deferred income taxes	159.2	146.9
Accrued defined benefit plans	22.5	23.2
Operating lease liabilities	249.2	243.8
Other non-current liabilities	95.3	101.6
Total liabilities	4,188.9	4,132.0
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,218.1	3,214.2
Accumulated other comprehensive income	54.4	64.2
Retained earnings	3,159.2	3,135.0
Treasury stock	(4,076.7)	(4,026.7)
Total stockholders' equity	2,356.9	2,388.6
Total liabilities and equity	$6,545.8	$6,520.6

(a) Common stock, par value $0.01 per share; 188.7 million shares and 188.4 million shares issued at March 28, 2026 and December 27, 2025, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Thirteen Weeks Ended March 28, 2026 and March 29, 2025

(In millions)

(Unaudited)

	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Operating activities
Net income	$24.2	$51.4
Non-cash adjustments:
Depreciation	23.5	33.3
Amortization of intangibles	18.6	18.0
Non-cash lease expense	9.9	9.4
Stock-based compensation	(0.7)	7.4
Deferred taxes	11.9	1.7
Other operating activities, net	0.9	0.9
Changes in operating assets and liabilities:
Increase in accounts receivable	(69.5)	(48.8)
Increase in inventories	(14.5)	(41.2)
(Decrease) increase in accounts payable	(17.7)	12.4
Increase in other assets	(7.8)	(8.7)
Decrease in accrued expenses and other liabilities	(88.3)	(129.7)
(Decrease) increase in accrued taxes	(9.7)	10.5
Net cash used in operating activities	(119.2)	(83.4)
Investing activities
Capital expenditures (a)	(20.3)	(29.2)
Proceeds from the disposition of assets	9.8	-
Net cash used in investing activities	(10.5)	(29.2)
Financing activities
Issuance of long-term debt	455.8	420.0
Repayment of long-term debt	(287.5)	(140.0)
Proceeds from the exercise of stock options	4.5	0.6
Treasury stock purchases	(43.5)	(175.0)
Employee withholding taxes related to stock-based compensation	(6.1)	(6.9)
Dividends to stockholders	(31.2)	(30.5)
Other financing activities, net	(1.6)	(0.2)
Net cash provided by financing activities	90.4	68.0
Effect of foreign exchange rate changes on cash	(1.7)	3.0
Net decrease in cash and cash equivalents	$(41.0)	$(41.6)
Cash, cash equivalents and restricted cash(b) at beginning of period	$267.5	$385.5
Cash, cash equivalents and restricted cash(b) at end of period	$226.5	$343.9
(a)
Capital expenditures of $8.1 million and $5.1 million that had not been paid as of March 28, 2026 and March 29, 2025, respectively, were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $1.4 million and $2.0 million is included in Other current assets and Other assets, respectively, as of March 28, 2026 and restricted cash of $1.3 million and $2.6 million is included in Other current assets and Other assets, respectively, as of March 29, 2025. Restricted cash of $1.4 million and $2.0 million is included in Other current assets and Other assets, respectively, as of December 27, 2025.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Thirteen Weeks Ended March 28, 2026 and March 29, 2025

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 28, 2024	$1.9	$3,189.3	$42.4	$2,956.8	$(3,768.4)	$2,422.0
Comprehensive income:
Net income	-	-	-	51.4	-	51.4
Other comprehensive income	-	-	6.3	-	-	6.3
Stock options exercised	-	0.6	-	-	-	0.6
Stock-based compensation	-	7.4	-	-	(6.9)	0.5
Treasury stock purchases	-	-	-	-	(176.6)	(176.6)
Dividends	-	-	-	0.4	-	0.4
Balance at March 29, 2025	$1.9	$3,197.3	$48.7	$3,008.6	$(3,951.9)	$2,304.6

Balance at December 27, 2025	$1.9	$3,214.2	$64.2	$3,135.0	$(4,026.7)	$2,388.6
Comprehensive income:
Net income	-	-	-	24.2	-	24.2
Other comprehensive income	-	-	(9.8)	-	-	(9.8)
Stock options exercised	-	4.5	-	-	-	4.5
Stock-based compensation	-	(0.6)	-	-	(6.1)	(6.7)
Treasury stock purchases	-	-	-	-	(43.9)	(43.9)
Dividends	-	-	-	—	-	—
Balance at March 28, 2026	$1.9	$3,218.1	$54.4	$3,159.2	$(4,076.7)	$2,356.9

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

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 27, 2025 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 27, 2025.

The condensed consolidated balance sheets as of March 28, 2026, the related condensed consolidated statements of comprehensive income, equity and cash flows for the thirteen weeks ended March 28, 2026 and the condensed consolidated statements of comprehensive income, equity and cash flows for the thirteen weeks ended March 29, 2025 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain expenses on an interim and annual basis in the notes to the financial statements. This standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software. The standard eliminates references to "development project stages" and clarifies the threshold to begin capitalizing internal-use software costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. An entity may apply the amendments prospectively, retrospectively, or utilizing a modified transition approach. We are currently evaluating the impact of this new standard on our consolidated financial statements.

3. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	March 28, 2026	December 27, 2025
Inventories:
Raw materials and supplies	$304.6	$335.1
Work in process	69.0	73.3
Finished products	664.5	616.5
Total inventories	$1,038.1	$1,024.9

Property, plant and equipment, gross	$1,678.6	$1,737.5
Less: accumulated depreciation	873.8	931.6
Property, plant and equipment, net	$804.8	$805.9

Assets held for sale	$104.0	$113.8

During the third quarter of 2025, we determined that certain assets, with a carrying value of $153.6 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. The decision to dispose of the assets was driven by a strategic refocusing of the business towards areas with higher growth and profitability potential and the ability to leverage available capacity at existing manufacturing facilities. We concluded that the carrying value of these assets exceeded their fair value, less estimated costs to sell, and recorded an impairment charge of $49.7 million within the Outdoors segment.

During the third quarter of 2025, we determined that assets with a carrying value of $13.1 million as of December 24, 2024 met the criteria to be classified as held-for-sale and ceased recording depreciation. The decision to dispose of the assets was driven by the Company's decision to consolidate its U.S. regional offices into one campus headquarters. We concluded the carrying value of these assets exceeded their fair value, less estimated costs to sell, and recorded an impairment charge of $0.4 million within the Outdoors segment. During the fourth quarter of 2025, we determined that additional assets to be disposed related to this decision, with a carrying value of $12.9 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. We concluded the carrying value of these assets exceeded their fair value, less estimated costs to sell, and recorded an impairment charge of $3.5 million within the Water segment.

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

In the first quarter of 2026, we completed the sale of certain assets within the Outdoors and Water segments. The total proceeds received were $9.8 million. The sale of these assets resulted in a net loss of zero.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Identifiable Intangible Assets

We had goodwill of $2,002.7 million and $2,006.4 million as of March 28, 2026 and December 27, 2025, respectively. The change in the net carrying amount of goodwill by segment was as follows:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 27, 2025(a)	$1,224.9	$651.1	$130.4	$2,006.4
Year-to-date foreign currency translation adjustments	(3.5)	-	(0.2)	(3.7)
Goodwill at March 28, 2026(a)	$1,221.4	$651.1	$130.2	$2,002.7

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

We test goodwill for impairment annually during the fourth quarter, or whenever events or circumstances may indicate that the carrying value of a reporting unit may be greater than its fair value. The Company has three reporting units, Water, Outdoors, and Security, which are determined in accordance with the provisions of ASC 350, Intangibles - and Other. The historical cushion on the Outdoors reporting unit and the recent and sustained decline in the Company's stock price since the last impairment test conducted in the fourth quarter of 2025 triggered the Company to perform an interim goodwill impairment test at the Outdoors reporting unit as of March 28, 2026. The fair value of the reporting unit was determined based on an equally weighted combination of a discounted cash flow analysis, or income approach, and a guideline public company method, or market approach, based on market multiples of comparable companies. The most significant assumptions used in the fair value analysis were forecasted revenue growth rates, operating income margins, market participant discount rates, and EBITDA multiples. As a result of this test, we determined that no impairment existed for the Outdoors reporting unit and that fair value substantially exceeded the carrying value.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 28, 2026 and December 27, 2025 were as follows:

(In millions)	As of March 28, 2026			As of December 27, 2025
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$519.5	$-	$519.5	$519.8	$-	$519.8
Amortizable intangible assets
Tradenames	$78.1	$(18.7)	$59.4	$78.8	$(17.8)	$61.0
Customer and contractual relationships	1,021.8	(422.2)	599.6	1,024.0	(408.4)	615.6
Patents/proprietary technology	141.2	(108.3)	32.9	140.9	(105.6)	35.3
Total	1,241.1	(549.2)	691.9	1,243.7	(531.8)	711.9
Total intangible assets	$1,760.6	$(549.2)	$1,211.4	$1,763.5	$(531.8)	$1,231.7

The $2.9 million decrease in gross identifiable intangible assets was primarily due to foreign currency translation adjustments.

Amortizable identifiable intangible assets, primarily customer relationships, are amortized over their estimated useful life, ranging from 5 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. External Debt and Financing Arrangements

Senior Notes

As of March 28, 2026, the Company had aggregate outstanding senior notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of March 28, 2026 and December 27, 2025:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 28, 2026	December 27, 2025
3.250% Senior Notes	$700.0	September 2019	September 2029	697.4	697.2
4.000% Senior Notes	$450.0	March 2022	March 2032	447.3	447.2
4.500% Senior Notes	$450.0	March 2022	March 2052	437.0	436.9
5.875% Senior Notes	$600.0	June 2023	June 2033	595.0	594.8
Total Senior Notes long-term				$2,176.7	$2,176.1

Credit Facilities

In January 2026, the Company entered into a fourth amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is January 2031. Borrowings under the Revolving Credit Agreement will bear interest at variable rates equal to, at the Company’s election, the term Secured Overnight Financing Rate ("SOFR") plus an applicable term SOFR margin for an interest period selected by the Company. The applicable term SOFR rate margin will be determined based on the ratings of the Company’s senior unsecured long-term debt securities. The daily simple SOFR rate margins range from 0.80% to 1.30%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of March 28, 2026 and December 27, 2025. As of March 28, 2026, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of March 28, 2026 and December 27, 2025. There were no outstanding balances as of March 28, 2026 and December 27, 2025.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company will use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of March 28, 2026 and December 27, 2025 were $537.0 million and $368.8 million, respectively.

FORTUNE BRANDS INNOVATIONS, INC.

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

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. There were no outstanding interest rate hedge contracts as of March 28, 2026.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar, and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 28, 2026 was $656.1 million. Based on foreign exchange rates as of March 28, 2026, we estimate that $11.6 million of net derivative gains included in accumulated other comprehensive income as of March 28, 2026 will be reclassified to earnings within the next twelve months.

We have entered into cross-currency swap contracts to hedge both our Canadian dollar and Chinese yuan exposures of the Company's net investments in certain foreign subsidiaries. As of March 28, 2026, the notional value of the cross-currency swap contracts was $141.0 million and expire at various dates through November 2026. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within accumulated other comprehensive income and recognized upon termination of the respective net investment.

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

The fair values of derivative instruments on the consolidated balance sheets as of March 28, 2026 and December 27, 2025 were as follows:

		Fair Value
(In millions)	Location	March 28, 2026	December 27, 2025
Assets:
Foreign exchange contracts	Other current assets	$3.3	$1.2
	Total assets	$3.3	$1.2
Liabilities:
Foreign exchange contracts	Other current liabilities	$1.5	$1.6
Net investment hedges	Other current liabilities	1.5	2.9
	Total liabilities	$3.0	$4.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended March 28, 2026
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$575.6	$26.5	$0.1
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(3.2)
Derivative designated as hedging instruments	-	-	1.5
Gain on net investment hedging relationships			0.5
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.2	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.1	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended March 29, 2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$578.4	$28.6	$1.0
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	3.0
Derivative designated as hedging instruments	-	-	(2.5)
Gain on net investment hedging relationships			1.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(0.4)	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.1	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Fair Value Measurements

The fair value hierarchy consists of the following three levels:

•
Level 1 - valuations are quoted prices in active markets for identical assets or liabilities.
•
Level 2 - valuations based on quoted prices for similar instruments in active markets, quoted prices for identified or similar instruments in markets that are not active and model-based valuations in which all significant inputs are observable in the market; and
•
Level 3 - valuations using unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.

The carrying value and fair value of debt as of March 28, 2026 and December 27, 2025 were as follows:

(In millions)	March 28, 2026		December 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,176.7	$2,050.0	$2,176.1	$2,109.3
Commercial paper borrowings	537.0	537.0	368.8	368.8
Total debt	$2,713.7	$2,587.0	$2,544.9	$2,478.1

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of borrowings under our Commercial Paper Program is determined primarily using broker quotes, which are Level 2 inputs, and are equal to their carrying value.

Assets and liabilities measured at fair value on a recurring basis as of March 28, 2026 and December 27, 2025 were as follows:

(In millions)	Fair Value
	March 28, 2026	December 27, 2025
Assets
Derivative financial instruments (Level 2)	$3.3	$1.2
Liabilities
Derivative financial instruments (Level 2)	$3.0	$4.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accumulated Other Comprehensive Income (Loss)

The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(25.6)	$78.1	$(10.1)	$42.4
Amounts classified into accumulated other comprehensive (loss) income	8.4	(0.2)	0.9	9.1
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.8)	-	(2.8)
Net current-period other comprehensive (loss) income	8.4	(3.0)	0.9	6.3
Balance at March 29, 2025	$(17.2)	$75.1	$(9.2)	$48.7

Balance at December 27, 2025	$6.8	$67.6	$(10.2)	$64.2
Amounts classified into accumulated other comprehensive (loss) income	(7.5)	0.4	(0.2)	(7.3)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.5)	-	(2.5)
Net current-period other comprehensive (loss) income	(7.5)	(2.1)	(0.2)	(9.8)
Balance at March 28, 2026	$(0.7)	$65.5	$(10.4)	$54.4

The reclassifications out of accumulated other comprehensive loss for the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.2	$(0.4)	Cost of products sold
Interest rate contracts	3.1	3.1	Interest expense
Total before tax	3.3	2.7
Tax expense	(0.8)	0.1
Net of tax	$2.5	$2.8

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the thirteen weeks ended March 28, 2026 and March 29, 2025:

(In millions)	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Wholesalers(a)	$497.9	$505.8
Home Center retailers(b)	244.2	244.1
Other retailers(c)	103.8	104.4
U.S. net sales	845.9	854.3
International(d)	165.4	178.8
Net sales	$1,011.3	$1,033.1

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

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represent advanced payments and billings in excess of revenue recognized. Deferred revenue liabilities of $18.2 million and $20.0 million as of March 28, 2026 and March 29, 2025, respectively, were included in Other current liabilities in our consolidated balance sheet, and $13.8 million and $12.1 million as of March 28, 2026 and March 29, 2025, respectively, were included in Other noncurrent liabilities in our consolidated balance sheet.

10. Defined Benefit Plans

The components of net periodic benefit cost for pension benefits for the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

	Pension Benefits
(In millions)	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Interest cost	$2.3	$2.9
Expected return on plan assets	(2.0)	(2.7)
Net periodic benefit cost	$0.3	$0.2

11. Income Taxes

The effective income tax rates for the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025 were 28.4% and 25.9%, respectively. The difference between the Company’s effective income tax rate for the thirteen weeks ended March 28, 2026, and the U.S. statutory rate of 21% primarily relates to state income taxes and equity compensation.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen weeks ended March 28, 2026 and March 29, 2025.

(In millions)	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Reserve balance at beginning of period	$19.9	$20.2
Provision for warranties issued	1.6	1.6
Settlements made (in cash or in kind)	(3.0)	(3.0)
Foreign translation adjustments	0.1	0.2
Reserve balance at end of period	$18.6	$19.0

13. Information on Business Segments

The Company’s operations are structured into three segments, Water, Outdoors and Security. These segments are strategic business units with differing products and services.

The chief operating decision maker (“CODM”), our Interim Chief Executive Officer, uses operating income to evaluate the performance of our segments and to make resource allocation decisions. Segment operating income excludes unallocated corporate costs. Operating income is the primary measure of segment profitability used in internal management reporting to the CODM. This measure is used to view operating trends, perform analytical comparisons and benchmark performance between periods, and to evaluate historical and forecasted financial performance as well as performance relative to our competitors. The monthly and quarterly results provided to the CODM include the net sales and operating income or loss of the consolidated Company and each segment. These financial results are reviewed against budget and the prior year in evaluating the performance of the segment. The CODM is also regularly provided qualitative and quantitative metrics to establish an understanding of drivers to the overall performance. The metrics provided include information at a functional level for the Company's operations and supply chain in addition to each segment. These metrics also include service and quality ratings, brand awareness, market performance and outlook, working capital efficiency, operational plant efficiency, commodity pricing, capital spending and an overview of transformation initiatives.

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended March 28, 2026
Net sales	$563.7	$294.4	$153.2	$1,011.3
Depreciation	10.3	9.0	2.1
Amortization of intangibles	9.8	7.4	1.2
Other segment items (a)	439.9	260.6	128.2
Total operating income	$103.7	$17.4	$21.7	$142.8

Unallocated expenses				82.6
Total operating income				$60.2
Interest expense				26.5
Other (income) expense, net				(0.1)
Total income before income taxes				$33.8

(a) Other segment items recognized during the thirteen weeks ended March 28, 2026 include cost of sales and selling, general, and administrative expenses.

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended March 29, 2025
Net sales	$565.4	$304.7	$163.0	$1,033.1
Depreciation	12.6	16.2	3.9
Amortization of intangibles	9.9	7.5	0.6
Other segment items (a)	439.7	258.4	142.5
Segment operating income	$103.2	$22.6	$16.0	$141.8

Unallocated expenses				44.8
Total operating income				$97.0
Interest expense				28.6
Other (income) expense, net				(1.0)
Total income before income taxes				$69.4

(a) Other segment items recognized during the thirteen weeks ended March 29, 2025 include cost of sales and selling, general, and administrative expenses.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring and Other Charges

On January 18, 2025, we announced the decision to consolidate U.S. regional offices into one campus headquarters in Deerfield, Illinois. In connection with these consolidation activities and related organizational and personnel changes, the Company currently expects to continue to incur certain cash and non-cash restructuring and other charges related to employee relocation, severance, retention, non-cash asset related costs, lease exit costs, and other transition activities estimated in the range of approximately $100 million to $120 million in the aggregate. For the fifty-two weeks ended December 27, 2025, we incurred total charges of $89.6 million, including cash charges of $71.6 million primarily related to severance and other exit costs, and non-cash charges of $18.0 million primarily related to acceleration of property, plant and equipment depreciation. For the thirteen weeks ended March 28, 2026, we incurred total charges of $4.6 million, including cash charges of $5.1 million primarily related to severance and other exit costs, and non-cash income adjustments of $0.5 million. The estimated ranges of restructuring and other charges are provisional and include management judgments and assumptions that could change as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional charges.

Total restructuring and other charges for the thirteen weeks ended March 28, 2026 were as follows:

(In millions)	Thirteen Weeks Ended March 28, 2026
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$2.3	$-	$0.1	$2.4
Outdoors	0.1	0.8	-	0.9
Security	0.1	0.1	(0.2)	-
Corporate	1.8	-	0.9	2.7
Total	$4.3	$0.9	$0.8	$6.0
(a)
“Other Charges” represent charges or gains directly related to restructuring initiatives that cannot be reported as restructuring under GAAP. Such charges or gains were incurred directly in connection with discrete, strategic restructuring activities and would not have been incurred otherwise. Such charges or gains may include losses on disposal of inventories, trade receivables allowances from exiting product lines, write-off of displays from exiting a customer relationship, accelerated depreciation resulting from the closure of facilities, and gains and losses on the sale of previously closed facilities.
(b)
Selling, general and administrative expenses.

Restructuring and other charges for the thirteen weeks ended March 28, 2026 are primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and related organizational and personnel changes.

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

Reconciliation of Restructuring Liability

(In millions)	Balance at December 27, 2025	2026 Provision	Cash Payments(a)	Non-Cash Write-offs	Balance at March 28, 2026
Workforce reduction costs	$27.2	$4.5	$(9.8)	$-	$21.9
Other	0.4	(0.2)	(0.4)	0.2	-
Total	$27.6	$4.3	$(10.2)	$0.2	$21.9

(a) Cash payments primarily relate to severance charges.

(In millions)	Balance at December 28, 2024	2025 Provision	Cash Payments (a)	Non-Cash Write-offs	Balance at March 29, 2025
Workforce reduction costs	$6.2	$22.1	$(3.0)	$-	$25.3
Other	7.7	2.7	-	(0.5)	9.9
Total	$13.9	$24.8	$(3.0)	$(0.5)	$35.2

(a) Cash payments primarily relate to severance charges.

15. Earnings Per Share

The computations of earnings per common share for the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

(In millions, except per share data)	Thirteen Weeks Ended March 28, 2026	Thirteen Weeks Ended March 29, 2025
Net income	$24.2	$51.4

Earnings per common share
Basic earnings per share	$0.20	$0.42
Diluted earnings per share	$0.20	$0.42

Basic average shares outstanding	119.8	122.2
Stock-based awards	0.4	0.8
Diluted average shares outstanding	120.2	123.0
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	1.9	1.0

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Commitments and Contingencies

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

Other

On September 12, 2025, the Company experienced a fire within a portion of one of its manufacturing facilities within the Outdoors segment. The fire primarily caused damage to owned property and equipment. In 2025, expenses of $21.1 million, related to clean-up costs, damage to assets and fixed operating costs, less probable insurance recoveries, were recorded within Cost of products sold in the Consolidated Statement of Comprehensive Income. For the thirteen weeks ended March 28, 2026, expenses of $3.5 million, related to clean-up costs, less probable insurance recoveries, were recorded within Cost of products sold in the Consolidated Statement of Comprehensive Income.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included in this report, as well as our audited consolidated financial statements for the year ended December 27, 2025, which are included in our Annual Report on Form 10-K for the year ended December 27, 2025.

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition, in addition to statements regarding our expectations for the markets in which we operate, general business strategies, expected impacts from recently-announced organizational and leadership changes, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected effects of acquisitions, dispositions and other strategic transactions including the expected benefits and costs of the spin-off of MasterBrand, Inc. and the tax-free nature of the spin-off transaction, the anticipated effects of recently issued accounting standards on our financial statements, and other matters that are not historical in nature. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned”, “confident,” “opportunity”, “focus” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may”, and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, plans, estimates, assumptions and projections of our management about our industry, business and future financial results available at the time this report is filed with the SEC. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to execute on our strategic plans and the effectiveness of our strategies in the face of business competition, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks associated with our recent leadership changes and our search process to identify our next CEO and CFO, (vii) risks relating to rapidly evolving technological change, (viii) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (ix) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (x) delays or outages in our information technology systems or computer networks or breaches of our information technology systems or other cybersecurity incidents, (xi) risks associated with doing business globally, including changes in trade-related tariffs (including recent U.S. tariffs announced or imposed on China, Canada, Mexico and other countries and any reciprocal actions taken by such countries) and risks with uncertain trade environments, (xii) risks associated with the disruption of operations, including as a result of severe weather events, (xiii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiv) risks associated with strategic acquisitions, divestitures and joint ventures, including difficulties integrating acquired companies and the inability to achieve the expected financial results and benefits of transactions, (xv) impairments in the carrying value of goodwill or other acquired intangible assets, (xvi) risks of increases in our defined benefit-related costs and funding requirements, (xvii) our ability to attract and retain qualified personnel and other labor constraints, (xviii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xix) risks associated with environmental, social and governance matters, (xx) potential liabilities and costs from claims and litigation, (xxi) changes in government and industry regulatory standards, (xxii) future tax law changes or the interpretation of existing tax laws, and (xxiii) our ability to secure and protect our intellectual property rights, as well as those described in the section of our Annual Report on Form 10-K for the year ended December 27, 2025 entitled Item 1A. “Risk Factors”. We undertake no obligation to, and expressly disclaim any such obligation to, update, amend, clarify or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

OVERVIEW

References to “Fortune Brands,” “the Company,” “we,” “our” and “us” refer to Fortune Brands Innovations, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires. The Company is a leading home, security and digital products company whose purpose is to elevate every life by transforming spaces into havens. We sell our products through a wide array of sales channels, including kitchen and bath dealers, wholesalers oriented toward builders or professional remodelers, industrial and locksmith distributors, “do-it-yourself” remodeling-oriented home centers, showrooms, direct to consumer, e-commerce and other retail outlets.

We believe that the Company has certain competitive advantages including market-leading brands, a diversified mix of channels, lean and flexible supply chains, a strong capital structure, as well as a tradition of strong innovation and customer service. We are focused on outperforming our markets in growth, profitability and returns in order to drive increased stockholder value. We believe the Company’s track record reflects the long-term attractiveness and potential of the categories we serve and our leading brands. We believe the long-term outlook for our products remains favorable, and our strategic advantages, including the set of capabilities we refer to as the Fortune Brands Advantage, will help us to achieve profitable organic growth over time.

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

We have been and may continue to be impacted by near-term supply, labor and freight constraints, a volatile geopolitical environment, as well as increased rates of inflation, increased interest rates and unfavorable fluctuations in foreign exchange rates. In addition, we have been adversely impacted and may in the future be impacted by tariff-related costs.

On February 20, 2026, the U.S. Supreme court invalidated the U.S. tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the U.S. The ultimate availability, timing, and amount of any potential refunds remain highly uncertain and are subject to further legal, regulatory, and administrative developments. In addition, the U.S. Administration imposed new tariffs and may impose additional tariffs. We will continue to monitor changes to import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows. As of March 28, 2026, the Company has not recognized any amounts associated with potential refunds related to these tariffs.

The Company continues to actively work to mitigate the anticipated impacts of tariffs through a combination of supply chain actions, cost-out activities and strategic pricing actions across all of our channels and brands. However, this remains a rapidly evolving landscape, and the Company's ability to mitigate the anticipated impacts of tariffs could be affected by a number of factors, including additional tariffs or trade-related sanctions imposed by the U.S. or other countries, and if the Company is ultimately not able to substantially mitigate the impacts of tariffs, there would be negative impacts to the Company's results of operations. We are also unable, at this time, to determine any future negative impacts from reduced consumer spending as a result of inflationary or other macroeconomic pressures or uncertainty that may result from the imposition of current or future tariffs.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 28, 2026 Compared to Thirteen Weeks Ended March 29, 2025

Fortune Brands delivered net income of $24.2 million, or $0.20 per diluted common share for the thirteen weeks ended March 28, 2026 compared to net income of $51.4 million, or $0.42 per diluted common share in the prior year. Net income for the thirteen weeks ended March 28, 2026 was negatively impacted by lower sales unit volume and $42.4 million due to costs associated with governance advisory services and leadership changes. We delivered cash used in operating activities of $(119.2) million of the thirteen weeks ended March 28, 2026, compared to $(83.4) million in the same prior year period.

	Net Sales
(In millions)	2026	2025	% Change vs. Prior Year
Water	$563.7	$565.4	(0.3)%
Outdoors	294.4	304.7	(3.4)
Security	153.2	163.0	(6.0)
Net sales	$1,011.3	$1,033.1	(2.1)%

	Operating Income (Loss)
	2026	2025	% Change vs. Prior Year
Water	$103.7	$103.2	0.5%
Outdoors	17.4	22.6	(23.0)
Security	21.7	16.0	35.6
Less: Corporate expenses	(82.6)	(44.8)	84.4
Operating income	$60.2	$97.0	(37.9)%

The following discussion of consolidated results of operations and segment results refers to the thirteen weeks ended March 28, 2026 compared to the thirteen weeks ended March 29, 2025. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $21.8 million, or 2.1%, primarily due to lower sales volume across all operating segments, primarily driven by demand softness. Volume declines were offset by year over price increases, including tariff and commodity mitigating actions. Net sales within our China business decreased by $9.1 million, or 25%, due to volume declines. These declines were partially offset by the favorable impact of foreign exchange of $10.1 million.

Cost of products sold

Cost of products sold decreased by $2.8 million, or 0.5%, primarily due to lower sales volume, partially offset by material cost inflation and tariffs. Cost of products sold was also impacted by lower restructuring-related charges of $8.4 million.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $37.8 million, or 12.0%, primarily due to costs associated with governance advisory services and leadership changes of $42.4 million.

Restructuring charges

Restructuring charges of $4.3 million are primarily due to costs incurred in connection with the Company's headquarters consolidation and its related organizational changes.

RESULTS OF OPERATIONS (Continued)

Operating income

Operating income decreased by $36.8 million, or 37.9%, primarily due to lower sales volume, costs associated with governance advisory services and leadership changes of $42.4 million, higher commodity and tariff costs, higher freight costs, partially offset by lower restructuring and restructuring-related charges of $32.8 million.

Interest expense

Interest expense decreased by $2.1 million, or 7.3% to $26.5 million primarily due to lower commercial paper borrowings net of repayments during the thirteen weeks ended March 28, 2026 of $168.3 million, as compared to the thirteen weeks ended March 29, 2025 of $280.0 million.

Other (income) expense, net

Other income, net, was $(0.1) million in the thirteen weeks ended March 28, 2026, compared to other income, net of $(1.0) million in the thirteen weeks ended March 29, 2025. The decrease in other income, net is primarily due to a decrease in interest income, and increases in foreign currency transaction expense.

Income taxes

The effective income tax rates for the thirteen weeks ended March 28, 2026 and thirteen weeks ended March 29, 2025 were 28.4% and 25.9%, respectively.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 28, 2026 and the U.S. statutory rate of 21% primarily relates to state income taxes and equity compensation.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 29, 2025 and the U.S. statutory rate of 21% primarily relates to state income taxes and foreign income taxed at higher rates.

Net income

Net income was $24.2 million in the thirteen weeks ended March 28, 2026, compared to $51.4 million in the thirteen weeks ended March 29, 2025. The decrease in net income was due to lower operating income of $36.8 million and lower other income of $0.9 million, partly offset by lower income tax expense and interest expense of $8.4 million and $2.1 million, respectively.

Results By Segment

Water

Net sales decreased by $1.7 million, or 0.3%, primarily due to lower sales unit volume due to market softness. Volume declines were offset by year over price increases, including tariff-mitigating actions. Net sales within our China business decreased by $9.1 million, or 25%, due to volume decline. These declines were partially offset by the favorable impact of foreign exchange of $7.5 million.

Operating income increased by $0.5 million, or 0.5%, primarily due to lower restructuring and restructuring-related charges of $7.6 million, partially offset by the impact of lower sales volume, higher tariff costs net of price mitigating actions and higher freight costs of $6.3 million.

Outdoors

Net sales decreased by $10.3 million, or 3.4%, primarily due to lower sales unit volume due to market softness, channel inventory decreases, partially offset by strategic price actions primarily to mitigate commodity and tariff-related cost inflation.

Operating income decreased by $5.2 million, or 23.0%, primarily due to higher commodity and tariff costs, lower sales unit volume and $3.5 million net costs incurred related to the fire that occurred at a manufacturing facility, partially offset by lower restructuring and restructuring-related charges of $8.2 million and by the impact of price mitigating actions.

Security

Net sales decreased by $9.8 million, or 6.0%, primarily due to lower sales unit volume, partially offset by pricing actions to mitigate commodity and tariff-related cost inflation and the favorable impact of foreign exchange of $2.6 million.

Operating income increased by $5.7 million, or 35.6%, primarily due to lower restructuring and restructuring-related charges of $7.2 million, partially offset by lower sales unit volume and higher tariff costs net of price mitigating actions.

Corporate expenses

Corporate expenses increased by $37.8 million, or 84.4% primarily due to costs associated with governance advisory services and leadership changes of $42.4 million, partially offset by lower restructuring and restructuring-related charges of $9.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate both for the 12-month period following March 28, 2026 and in the long-term.

Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section of our Annual Report on Form 10-K for the year ended December 27, 2025 entitled “Item 1A. Risk Factors”. In addition, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, repurchase shares of our common stock under our share repurchase program or pay dividends, or what impact any such transactions could have on our results of operations, cash flows or financial condition, whether as a result of the issuance of debt or equity securities, or otherwise.

Long-Term Debt

As of March 28, 2026, the Company had aggregate outstanding notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. In addition, we believe that we have the ability to obtain alternative sources of financing if required. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of March 28, 2026 and December 27, 2025:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	March 28, 2026	December 27, 2025
3.250% Senior Notes	$700.0	September 2019	September 2029	697.4	697.2
4.000% Senior Notes	$450.0	March 2022	March 2032	447.3	447.2
4.500% Senior Notes	$450.0	March 2022	March 2052	437.0	436.9
5.875% Senior Notes	$600.0	June 2023	June 2033	595.0	594.8
Total Senior Notes long-term				$2,176.7	$2,176.1

Credit Facilities

In January 2026, the Company entered into a fourth amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is January 2031. Borrowings under the Revolving Credit Agreement will bear interest at variable rates equal to, at the Company’s election, the term Secured Overnight Financing Rate ("SOFR") plus an applicable term SOFR margin for an interest period selected by the Company. The applicable term SOFR rate margin will be determined based on the ratings of the Company’s senior unsecured long-term debt securities. The daily simple SOFR rate margins range from 0.80% to 1.30%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. On March 28, 2026 and December 27, 2025, there were no outstanding borrowings under this facility. As of March 28, 2026, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of March 28, 2026 and December 27, 2025, respectively. There were no outstanding balances as of March 28, 2026 and December 27, 2025.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the condensed consolidated balance sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of March 28, 2026 and December 27, 2025 were $537.0 million and $368.8 million, respectively.

Cash and Seasonality

On March 28, 2026, we had non-restricted cash and cash equivalents of $223.1 million, of which $206.4 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the thirteen weeks ended March 28, 2026, we repurchased 0.9 million shares of our outstanding common stock under the Company’s share repurchase program for $43.5 million. As of March 28, 2026, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $783.8 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the thirteen weeks ended March 28, 2026, we paid dividends in the amount of $31.2 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the thirteen weeks ended March 28, 2026 and the thirteen weeks ended March 29, 2025.

'(In millions)	Thirteen Weeks Period March 28, 2026	Thirteen Weeks Ended March 29, 2025
Net cash used in operating activities	$(119.2)	$(83.4)
Net cash used in investing activities	(10.5)	(29.2)
Net cash provided by financing activities	90.4	68.0
Effect of foreign exchange rate changes on cash	(1.7)	3.0
Net decrease in cash and cash equivalents	$(41.0)	$(41.6)

Net cash used in operating activities was $119.2 million in the thirteen weeks ended March 28, 2026, compared to net cash used in operating activities of $83.4 million in the thirteen weeks ended March 29, 2025. The increase in cash used of $35.8 million was primarily due to lower net income and changes in working capital items (primarily accounts receivable, inventories and accounts payable), as well as changes in accrued expenses and accrued taxes.

Net cash used in investing activities was $10.5 million in the thirteen weeks ended March 28, 2026, compared to net cash used in investing activities of $29.2 million in the thirteen weeks ended March 29, 2025. The decrease in cash used of $18.7 million is primarily due to a decrease in capital expenditures, partially offset by proceeds from the disposition of assets.

Net cash provided by financing activities was $90.4 million in the thirteen weeks ended March 28, 2026, compared to net cash provided by financing activities of $68.0 million in the thirteen weeks ended March 29, 2025. The increase in cash provided of $22.4 million was primarily due to lower treasury stock purchases offset by lower net borrowings under our commercial paper program.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 27, 2025, the fair value of our total pension plan assets was $188.3 million, representing funding of approximately 95% of the accumulated qualified benefit obligation liability. During the thirteen weeks ended March 28, 2026, we made no pension contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Foreign Exchange

We have operations in various foreign countries, principally Canada, Mexico, the United Kingdom, China, South Africa, Vietnam and France. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the information provided in the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 27, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 27, 2025.

Item 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended March 28, 2026:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended March 28, 2026	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
December 28 – January 24	-	$-	-	$827,245,493
January 25 – February 21	27,711	54.1	27,711	825,745,508
February 22 – March 28	885,380	47.4	885,380	783,772,024
Total	913,091	$47.6	913,091	$783,772,024
(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount	Expiration date
February 4, 2025	February 6, 2025	$1,000,000,000	February 4, 2027

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

Transactions in our securities by our directors and officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our directors and officers are permitted to enter into trading plans designed to comply with Rule 10b5-1

During the first quarter of 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation of Fortune Brands Innovations, Inc., effective May 6, 2026.

3.2*	Amended and Restated Bylaws of Fortune Brands Innovations, Inc., effective May 6, 2026.

31.1*	Certificate of Interim Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Interim Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint Interim Chief Executive Officer/Interim Chief Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: May 7, 2026	/s/ Ashley George
Ashley George
Interim Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)