Form 10-Q
period 2026-06-27
Fortune Brands Innovations, Inc.
filed 2026-08-05
CIK 1519751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, at July 17, 2026 was 119,371,477.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Twenty-Six and Thirteen Weeks Ended June 27, 2026 and June 28, 2025

(In millions, except per share amounts)

(Unaudited)

	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025
Net sales	$2,165.2	$2,236.5	$1,153.9	$1,203.3
Cost of products sold	1,138.8	1,238.7	563.2	660.1
Selling, general and administrative expenses	696.5	653.7	343.8	338.8
Amortization of intangible assets	36.9	37.0	18.5	19.1
Asset impairment charges	229.3	-	229.3	-
Restructuring charges	12.5	38.5	8.1	13.7
Operating income (loss)	51.2	268.6	(9.0)	171.6
Interest expense	53.9	59.8	27.4	31.2
Other (income) expense, net	0.5	(8.2)	0.6	(7.3)
Income (loss) before taxes	(3.2)	217.0	(37.0)	147.7
Income tax (benefit) expense	(4.9)	65.4	(14.5)	47.4
Net income (loss)	$1.7	$151.6	$(22.5)	$100.3

Basic earnings per common share	$0.01	$1.25	$(0.19)	$0.83
Diluted earnings per common share	$0.01	$1.24	$(0.19)	$0.83

Comprehensive income (loss)	$(14.1)	$179.5	$(28.5)	$121.9

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 27, 2026	December 27, 2025
Assets
Current assets
Cash and cash equivalents	$209.7	$264.0
Accounts receivable less allowance for credit losses of $10.6 and $10.0	607.1	513.1
Inventories	990.7	1,024.9
Other current assets	267.5	172.2
Total current assets	2,075.0	1,974.2
Property, plant and equipment, net	649.9	805.9
Operating lease assets	252.5	259.6
Goodwill	2,001.1	2,006.4
Other intangible assets, net of accumulated amortization	1,113.2	1,231.7
Assets held for sale	104.5	113.8
Other assets	145.8	129.0
Total assets	$6,342.0	$6,520.6
Liabilities and equity
Current liabilities
Accounts payable	518.9	524.6
Other current liabilities	511.6	547.0
Total current liabilities	1,030.5	1,071.6
Long-term debt	2,551.5	2,544.9
Deferred income taxes	95.5	146.9
Accrued defined benefit plans	22.4	23.2
Operating lease liabilities	248.4	243.8
Other non-current liabilities	85.3	101.6
Total liabilities	4,033.6	4,132.0
Commitments and contingencies (see Note 17)
Stockholders' equity
Common stock(a)	1.9	1.9
Paid-in capital	3,231.0	3,214.2
Accumulated other comprehensive income	48.4	64.2
Retained earnings	3,105.6	3,135.0
Treasury stock	(4,078.5)	(4,026.7)
Total stockholders' equity	2,308.4	2,388.6
Total liabilities and equity	$6,342.0	$6,520.6

(a) Common stock, par value $0.01 per share; 188.9 million shares and 188.4 million shares issued at June 27, 2026 and December 27, 2025, respectively.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twenty-Six Weeks Ended June 27, 2026 and June 28, 2025

(In millions)

(Unaudited)

	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025
Operating activities
Net income	$1.7	$151.6
Non-cash adjustments:
Depreciation	47.5	65.0
Amortization of intangibles	37.2	37.0
Non-cash lease expense	20.1	17.9
Stock-based compensation	8.9	15.1
Deferred taxes	(53.4)	2.9
Asset impairment charges	229.3	-
Other operating activities, net	1.3	1.0
Changes in operating assets and liabilities:
Increase in accounts receivable	(95.0)	(93.1)
Decrease (increase) in inventories	32.7	(43.9)
(Decrease) increase in accounts payable	(4.5)	7.6
(Increase) decrease in other assets	(112.5)	3.3
Decrease in accrued expenses and other liabilities	(63.9)	(97.6)
Increase (decrease) in accrued taxes	34.2	(0.8)
Net cash provided by operating activities	83.6	66.0
Investing activities
Capital expenditures (a)	(43.8)	(59.9)
Proceeds from the disposition of assets	9.8	-
Other investing activities, net	-	2.9
Net cash used in investing activities	(34.0)	(57.0)
Financing activities
Repayment of short-term debt	-	(500.0)
Issuance of long-term debt	723.4	1,387.3
Repayment of long-term debt	(718.4)	(747.3)
Proceeds from the exercise of stock options	7.7	0.7
Treasury stock purchases	(45.2)	(237.8)
Employee withholding taxes related to stock-based compensation	(6.2)	(7.2)
Dividends to stockholders	(62.2)	(60.6)
Other financing activities, net	(1.6)	(0.4)
Net cash used in financing activities	(102.5)	(165.3)
Effect of foreign exchange rate changes on cash	(1.3)	9.6
Net decrease in cash and cash equivalents	$(54.2)	$(146.7)
Cash, cash equivalents and restricted cash(b) at beginning of period	$267.5	$385.5
Cash, cash equivalents and restricted cash(b) at end of period	$213.3	$238.8

(a)
Capital expenditures of $4.0 million as of June 27, 2026 and $6.2 million as of June 28, 2025 that had not been paid, as of such dates were excluded from the Statement of Cash Flows.
(b)
Restricted cash of $1.1 million and $2.5 million is included in Other current assets and Other assets, respectively, as of June 27, 2026 and restricted cash of $1.3 million and $2.8 million is included in Other current assets and Other assets, respectively, as of June 28, 2025. Restricted cash of $1.4 million and $2.0 million is included in Other current assets and Other assets, respectively, as of December 27, 2025.

See notes to condensed consolidated financial statements.

FORTUNE BRANDS INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Twenty-Six and Thirteen Weeks Ended June 27, 2026 and June 28, 2025

(In millions)

(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at December 28, 2024	$1.9	$3,189.3	$42.4	$2,956.8	$(3,768.4)	$2,422.0
Comprehensive income:
Net income (loss)	-	-	-	151.6	-	151.6
Other comprehensive income (loss)	-	-	27.9	-	-	27.9
Stock options exercised	-	0.7	-	-	-	0.7
Stock-based compensation	-	14.5	-	-	(7.2)	7.3
Treasury stock purchases	-	-	-	-	(240.0)	(240.0)
Dividends ($0.25 per common share)	-	-	-	(29.3)	-	(29.3)
Balance at June 28, 2025	$1.9	$3,204.5	$70.3	$3,079.1	$(4,015.6)	$2,340.2

Balance at December 27, 2025	$1.9	$3,214.2	$64.2	$3,135.0	$(4,026.7)	$2,388.6
Comprehensive income:
Net income (loss)	-	-	-	1.7	-	1.7
Other comprehensive income (loss)	-	-	(15.8)	-	-	(15.8)
Stock options exercised	-	7.7	-	-	-	7.7
Stock-based compensation	-	9.1	-	-	(6.2)	2.9
Treasury stock purchases	-	-	-	-	(45.6)	(45.6)
Dividends ($0.26 per common share)	-	-	-	(31.1)	-	(31.1)
Balance at June 27, 2026	$1.9	$3,231.0	$48.4	$3,105.6	$(4,078.5)	$2,308.4

	Common Stock	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock	Total Equity
Balance at March 29, 2025	$1.9	$3,197.3	$48.7	$3,008.6	$(3,951.9)	$2,304.6
Comprehensive income:
Net income (loss)	-	-	-	100.3	-	100.3
Other comprehensive income (loss)	-	-	21.6	-	-	21.6
Stock options exercised	-	0.1	-	-	-	0.1
Stock-based compensation	-	7.1	-	-	(0.3)	6.8
Treasury stock purchases	-	-	-	-	(63.4)	(63.4)
Dividends ($0.25 per common share)	-	-	-	(29.8)	-	(29.8)
Balance at June 28, 2025	$1.9	$3,204.5	$70.3	$3,079.1	$(4,015.6)	$2,340.2

Balance at March 28, 2026	$1.9	$3,218.1	$54.4	$3,159.2	$(4,076.7)	$2,356.9
Comprehensive income (loss)
Net income (loss)	-	-	-	(22.5)	-	(22.5)
Other comprehensive income (loss)	-	-	(6.0)	-	-	(6.0)
Stock options exercised	-	3.2	-	-	-	3.2
Stock-based compensation	-	9.7	-	-	(0.1)	9.6
Treasury stock purchases	-	-	-	-	(1.7)	(1.7)
Dividends ($0.26 per common share)	-	-	-	(31.1)	-	(31.1)
Balance at June 27, 2026	$1.9	$3,231.0	$48.4	$3,105.6	$(4,078.5)	$2,308.4

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

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not contain certain information included in our annual audited consolidated financial statements and notes. The December 27, 2025 Condensed Consolidated Balance Sheet was derived from our audited consolidated financial statements but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”). This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 27, 2025.

The Condensed Consolidated Balance Sheet as of June 27, 2026, the related Condensed Consolidated Statements of Comprehensive Income and Equity for the twenty-six weeks and thirteen weeks ended June 27, 2026, the related Condensed Consolidated Statements of Comprehensive Income and Equity for the twenty-six weeks and thirteen weeks ended June 28, 2025, and the related Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 27, 2026 and June 28, 2025 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fiberon Strategic Review

The Company announced on May 27, 2026 that, in collaboration with the Board of Directors, management initiated a formal strategic review of its Fiberon composite decking business. The review explores a range of strategic alternatives while Fiberon continues to operate its business, serve customers, and execute its commercial priorities.

The Company performed an interim impairment test for the Fiberon indefinite-lived tradename within the Outdoors segment as of June 27, 2026. As the strategic review process advanced and potential strategic alternatives were further evaluated, management concluded that a triggering event existed as of quarter-end. Fair value was estimated using the relief-from-royalty method, which estimates the value of the tradename by applying a market participant royalty rate to projected revenues attributable to the asset and discounting the resulting cash flows using a market participant discount rate. Significant assumptions utilized in the valuation include estimated future cash flows, a royalty rate, discount rates, long-term growth rates, and other market factors. The Company utilized a discount rate of 14.5%, a long-term growth rate of 2%, and a royalty rate of 2.5% in its analysis. Based on the results of the analysis, the Company determined that the carrying value of the tradename exceeded its estimated fair value and recorded an impairment of $7.5 million within Asset impairment charges in the Condensed Consolidated Statements of Comprehensive Income in the Outdoors segment.

As of June 27, 2026, the Company performed a recoverability test of the Fiberon asset group within the Outdoors segment under ASC 360 – Property, Plant and Equipment, triggered by the advancement of the strategic review of the Fiberon business. The recoverability analysis incorporated probability-weighted estimates of undiscounted future cash flows associated with various strategic alternatives under evaluation. Based on this analysis, the Company concluded as of June 27, 2026 that the carrying value of the Fiberon asset group was not recoverable because the estimated undiscounted future cash flows were less than the carrying value of the asset group.

Because the carrying value of the Fiberon asset group was determined to be not recoverable as of June 27, 2026, the Company estimated the fair value of the Fiberon asset group to measure the impairment loss. The Company engaged third-party valuation specialists to assist in estimating the fair values of the Fiberon asset group. Fair value was determined by using market and cost approaches that utilized third-party data from various industry-accepted sources. Under the market approach, fair value reflects prices for comparable assets in an arm’s length transaction. The cost approach reflects the amount for which an asset could be replaced or reproduced in its current condition adjusted based on physical condition and economic age of the asset. The significant assumptions utilized in the cost approach are base replacement costs and trending factors. The estimated future cash flows of the strategic alternatives under evaluation and market participant assumptions represent a Level 3 fair value measurement due to the use of significant unobservable inputs and management assumptions.

The Company recorded a long-lived asset impairment of $221.2 million as of June 27, 2026, measured by the amount of carrying value that exceeded the estimated fair value. The impairment charge reduced the carrying value of the Fiberon customer relationship intangible asset and property and equipment in the amounts of $71.3 million and $149.9 million, respectively, and is included within Asset impairment charges in the Condensed Consolidated Statements of Comprehensive Income within the Outdoors segment.

The fair value estimates used in the impairment analysis are sensitive to changes in assumptions, including projected future cash flows, a royalty rate, discount rates, long-term growth rates, market participant assumptions and the outcome of the strategic review process. Changes in these assumptions or future decisions regarding strategic alternatives could result in additional impairment charges in future periods.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Balance Sheet Information

Supplemental information on our balance sheets is as follows:

(In millions)	June 27, 2026	December 27, 2025
Inventories:
Raw materials and supplies	$281.4	$335.1
Work in process	74.8	73.3
Finished products	634.5	616.5
Total inventories	$990.7	$1,024.9

Property, plant and equipment, gross	$1,546.7	$1,737.5
Less: accumulated depreciation	896.8	931.6
Property, plant and equipment, net	$649.9	$805.9

Assets held for sale	$104.5	$113.8

During the third quarter of 2025, we determined that certain assets, with a carrying value of $153.6 million as of December 28, 2024, met the criteria to be classified as held-for-sale and ceased recording depreciation. The decision to dispose of the assets was driven by a strategic refocusing of the business towards areas with higher growth and profitability potential and the ability to leverage available capacity at existing manufacturing facilities. We concluded that the carrying value of these assets exceeded their fair value, less estimated costs to sell, and recorded an asset impairment charge of $49.7 million in the Condensed Consolidated Statements of Comprehensive Income within the Outdoors segment during the third quarter of 2025.

In connection with the Company’s decision to consolidate its U.S. regional offices into a single campus headquarters, assets with a carrying value of $13.1 million as of December 28, 2024 were classified as held for sale during the third quarter of 2025, and additional assets with a carrying value of $12.9 million as of December 28, 2024 were classified as held for sale during the fourth quarter of 2025. Depreciation ceased upon classification and the Company recorded Asset impairment charges in the 2025 Condensed Consolidated Statements of Comprehensive Income of $0.4 million in the Outdoors segment and $3.5 million in the Water segment during the third and fourth quarters of 2025, respectively, to reduce the assets to their estimated fair values less costs to sell.

Fair value was determined using a combination of market and income approaches based on valuation assumptions including certain Level 3 inputs. These assumptions included estimated sublease rental income, discount rates, market sales data and other market participant assumptions. The assets were reclassified from Property, plant and equipment, net to Assets held for sale in our Condensed Consolidated Balance Sheets.

In the first quarter of 2026, we completed the sale of certain assets within the Outdoors and Water segments. The total proceeds received were $9.8 million. The sale of these assets resulted in no additional gain or loss.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Identifiable Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill:

(In millions)	Water	Outdoors	Security	Total Goodwill
Goodwill at December 27, 2025(a)	$1,224.9	$651.1	$130.4	$2,006.4
Year-to-date foreign currency translation adjustments	(4.8)	-	(0.5)	(5.3)
Goodwill at June 27, 2026(a)	$1,220.1	$651.1	$129.9	$2,001.1

(a) Net of accumulated impairment losses of $399.5 million in the Outdoors segment.

We test goodwill for impairment annually during the fourth quarter, or whenever events or circumstances may indicate that the carrying value of a reporting unit may be greater than its fair value. The Company has three reporting units, Water, Outdoors, and Security, which are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other.

First Quarter 2026 Impairment Test

The historical cushion on the Outdoors reporting unit and the recent and sustained decline in the Company's stock price since the last impairment test conducted in the fourth quarter of 2025 triggered the Company to perform an interim goodwill impairment test at the Outdoors reporting unit as of March 28, 2026. The fair value of the reporting unit was determined based on an equally weighted combination of a discounted cashflow analysis, or income approach, and a guideline public company method, or market approach, based on market multiples of comparable companies. The most significant assumptions used in the fair value analysis were forecasted revenue growth rates, EBITDA margin, market participant discount rates, and EBITDA multiples. As a result of this test, we determined that no impairment existed for the Outdoors reporting unit and that fair value substantially exceeded the carrying value.

Second Quarter 2026 Impairment Test

The strategic review of the Fiberon business within the Outdoors segment triggered the Company to perform an interim goodwill impairment test of the Outdoors reporting unit as of June 27, 2026. The fair value of the reporting unit was determined based on an equally weighted combination of a discounted cashflow analysis, or income approach, and a guideline public company method, or market approach, based on market multiples of comparable companies. The most significant assumptions used in the fair value analysis were forecasted revenue growth rates, EBITDA margin, market participant discount rates, and EBITDA multiples. As a result of this test, we determined that no impairment existed for the Outdoors reporting unit and that fair value substantially exceeded the carrying value.

The following table summarizes intangible assets:

(In millions)	As of June 27, 2026			As of December 27, 2025
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$511.7	$-	$511.7	$519.8	$-	$519.8
Amortizable intangible assets
Tradenames	$75.9	$(18.8)	$57.1	$78.8	$(17.8)	$61.0
Customer and contractual relationships	875.7	(360.9)	514.8	1,024.0	(408.4)	615.6
Patents/proprietary technology	128.3	(98.7)	29.6	140.9	(105.6)	35.3
Total	1,079.9	(478.4)	601.5	1,243.7	(531.8)	711.9
Total intangible assets	$1,591.6	$(478.4)	$1,113.2	$1,763.5	$(531.8)	$1,231.7

The $171.9 million decrease in gross identifiable intangible assets was primarily due to an impairment within our Outdoors segment of $167.5 million and foreign currency translation adjustments.

Amortizable identifiable intangible assets, primarily customer relationships, are amortized over their estimated useful life, ranging from 4 to 30 years, based on the assessment of a number of factors that may impact useful life, which includes customer attrition rates and other relevant factors.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. External Debt and Financing Arrangements

Senior Notes

At June 27, 2026, the Company had aggregate outstanding senior notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts, and debt issuance costs as of June 27, 2026 and December 27, 2025:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 27, 2026	December 27, 2025
3.250% Senior Notes	$700.0	September 2019	September 2029	697.6	697.2
4.000% Senior Notes	$450.0	March 2022	March 2032	447.4	447.2
4.500% Senior Notes	$450.0	March 2022	March 2052	437.1	436.9
5.875% Senior Notes	$600.0	June 2023	June 2033	595.2	594.8
Total Senior Notes long-term				$2,177.3	$2,176.1

Credit Facilities

In January 2026, the Company entered into a fourth amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is January 2031. Borrowings under the Revolving Credit Agreement will bear interest at variable rates equal to, at the Company’s election, the term Secured Overnight Financing Rate ("SOFR") plus an applicable term SOFR margin for an interest period selected by the Company. The applicable term SOFR rate margin will be determined based on the ratings of the Company’s senior unsecured long-term debt securities. The daily simple SOFR rate margins range from 0.80% to 1.30%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of June 27, 2026 and December 27, 2025. As of June 27, 2026, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of June 27, 2026 and December 27, 2025. There were no outstanding balances as of June 27, 2026 and December 27, 2025.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company’s Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such, borrowings under the Commercial Paper Program are included in Long-term debt in the Condensed Consolidated Balance Sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of June 27, 2026 and December 27, 2025 were $374.2 million and $368.8 million, respectively.

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

Raw materials used by the Company are subject to price volatility caused by unpredictable external factors such as supply conditions, geopolitical and economic variables, and weather. As a result, from time to time, we enter into commodity swaps to manage the price risk associated with forecasted purchases of materials used in our operations. We account for these commodity derivatives as economic hedges or cash flow hedges. Changes in the fair value of economic hedges are immediately recognized in current period earnings. Changes in the fair value of cash flow hedges are recorded in other comprehensive income. Amounts deferred in other comprehensive income are reclassified into cost of products sold in the period during which the hedged forecasted purchases affect earnings. The gross notional amount of all commodity derivatives outstanding at June 27, 2026 was $3.8 million. There were no commodity derivatives outstanding at December 27, 2025.

We may be exposed to interest rate risk on existing debt or forecasted debt issuance. To mitigate this risk, we may enter into interest rate hedge contracts. There were no outstanding interest rate hedge contracts as of June 27, 2026.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date. Our primary foreign currency hedge contracts pertain to the British pound, the Canadian dollar and the Mexican peso. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 27, 2026 was $604.8 million. Based on foreign exchange rates as of June 27, 2026, we estimate that $12.0 million of net derivative gains included in Accumulated other comprehensive income as of June 27, 2026 will be reclassified to earnings within the next twelve months.

We have entered into cross-currency swap contracts to hedge both our Canadian dollar, Chinese yuan and Euro exposures of the Company's net investments in certain foreign subsidiaries. As of June 27, 2026, the notional value of the cross-currency swap contracts was $153.0 million and the contracts expire at various dates through June 2027. The cross-currency swaps were designated as net investment hedges, with the amount of gain or loss associated with the change in fair value of these instruments included within Accumulated other comprehensive income and recognized upon termination of the respective net investment.

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the Condensed Consolidated Statements of Comprehensive Income. The changes in the fair value of cash flow hedges are reported in Accumulated other comprehensive income and are recognized in the Condensed Consolidated Statements of Comprehensive Income when the hedged item affects earnings.

The fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of June 27, 2026 and December 27, 2025 were as follows:

		Fair Value
(In millions)	Location	June 27, 2026	December 27, 2025
Assets:
Foreign exchange contracts	Other current assets	$2.4	$1.2
Net investment hedges	Other assets	1.4	-
	Total assets	$3.8	$1.2
Liabilities:
Foreign exchange contracts	Other current liabilities	$1.1	$1.6
Commodity contracts	Other current liabilities	0.4	-
Net investment hedges	Other current liabilities	1.7	2.9
	Total liabilities	$3.2	$4.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the twenty-six weeks ended June 27, 2026 and June 28, 2025 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Twenty-Six Weeks Ended June 27, 2026
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,138.8	$53.9	$0.5
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	(1.8)
Derivative designated as hedging instruments	-	-	(1.4)
Gain on net investment hedging relationships	-	-	1.1
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.8	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	6.3	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Twenty-Six Weeks Ended June 28, 2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$1,238.7	$59.8	$8.2
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	4.4
Derivative designated as hedging instruments	-	-	(2.6)
Gain on net investment hedging relationships	-	-	1.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	6.3	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative financial instruments on the statements of comprehensive income for the thirteen weeks ended June 27, 2026 and June 28, 2025 were as follows:

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended June 27, 2026
	Cost of products sold	Interest expense	Other expense, net
Total amounts per Consolidated Statements of Comprehensive Income	$563.2	$27.4	$0.6
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.4
Derivative designated as hedging instruments	-	-	(2.9)
Gain on net investment hedging relationships	-	-	0.6
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.6	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.2	-

(In millions)	Classification and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Thirteen Weeks Ended June 28, 2025
	Cost of products sold	Interest expense	Other income, net
Total amounts per Consolidated Statements of Comprehensive Income	$660.1	$31.2	$7.3
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	-	-	1.4
Derivative designated as hedging instruments	-	-	-
Gain on net investment hedging relationships	-	-	0.7
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	0.4	-	-
Commodity contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	-	-
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	-	3.2	-

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Fair Value Measurements

The fair value hierarchy consists of the following three levels:

• Level 1 - valuations are quoted prices in active markets for identical assets or liabilities

• Level 2 - valuations based on quoted prices for similar instruments in active markets, quoted prices for identified or similar instruments in markets that are not active and model-based valuations in which all significant inputs are observable in the market

• Level 3 - valuations using unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models

The carrying value and fair value of debt as of June 27, 2026 and December 27, 2025 were as follows:

(In millions)	June 27, 2026		December 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes, net of underwriting commissions, price discounts and debt issuance costs	$2,177.3	$2,089.8	$2,176.1	$2,109.3
Commercial paper borrowings	374.2	374.2	368.8	368.8
Total debt	$2,551.5	$2,464.0	$2,544.9	$2,478.1

The estimated fair value of our Notes is determined by using quoted market prices of our debt securities, which are Level 1 inputs. The estimated fair value of borrowings under our Commercial Paper Program is determined primarily using broker quotes, which are Level 2 inputs, and are equal to their carrying value.

Assets and liabilities measured at fair value on a recurring basis as of June 27, 2026 and December 27, 2025 were as follows:

(In millions)	Fair Value
	June 27, 2026	December 27, 2025
Assets
Derivative financial instruments (Level 2)	$3.8	$1.2
Liabilities
Derivative financial instruments (Level 2)	$3.2	$4.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accumulated Other Comprehensive Income (Loss)

The after-tax components of and changes in Accumulated other comprehensive (loss) income for the twenty-six and thirteen weeks ended June 27, 2026 and June 28, 2025 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 28, 2024	$(25.6)	$78.1	$(10.1)	$42.4
Amounts classified into accumulated other comprehensive (loss) income	31.9	1.2	1.1	34.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	(6.3)	-	(6.3)
Net current-period other comprehensive (loss) income	31.9	(5.1)	1.1	27.9
Balance at June 28, 2025	$6.3	$73.0	$(9.0)	$70.3

Balance at December 27, 2025	$6.8	$67.6	$(10.2)	$64.2
Amounts classified into accumulated other comprehensive (loss) income	(11.4)	1.2	(0.2)	(10.4)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(5.4)	-	(5.4)
Net current-period other comprehensive (loss) income	(11.4)	(4.2)	(0.2)	(15.8)
Balance at June 27, 2026	$(4.6)	$63.4	$(10.4)	$48.4

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Defined Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at March 29, 2025	$(17.2)	$75.1	$(9.2)	$48.7
Amounts classified into accumulated other comprehensive (loss) income	23.5	1.4	0.2	25.1
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3.5)	-	(3.5)
Net current-period other comprehensive (loss) income	23.5	(2.1)	0.2	21.6
Balance at June 28, 2025	$6.3	$73.0	$(9.0)	$70.3

Balance at March 28, 2026	$(0.7)	$65.5	$(10.4)	$54.4
Amounts classified into accumulated other comprehensive (loss) income	(3.9)	0.8	-	(3.1)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(2.9)	-	(2.9)
Net current-period other comprehensive (loss) income	(3.9)	(2.1)	-	(6.0)
Balance at June 27, 2026	$(4.6)	$63.4	$(10.4)	$48.4

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of Accumulated other comprehensive loss for the twenty-six and thirteen weeks ended June 27, 2026 and June 28, 2025 were as follows:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.8	$-	Cost of products sold
Interest rate contracts	6.3	6.3	Interest expense
Total before tax	7.1	6.3
Tax expense	(1.7)	-
Net of tax	$5.4	$6.3

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement of Comprehensive Income
	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025
Gains (losses) on cash flow hedges
Foreign exchange contracts	$0.6	$0.4	Cost of products sold
Interest rate contracts	3.2	3.2	Interest expense
Total before tax	3.8	3.6
Tax expense	(0.9)	(0.1)
Total reclassifications for the period	$2.9	$3.5

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Revenue

The following table disaggregates our consolidated revenue by major sales distribution channels for the twenty-six and thirteen weeks ended June 27, 2026 and June 28, 2025:

(In millions)	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025
Wholesalers(a)	$1,054.3	$1,128.8	$556.6	$623.0
Home Center retailers(b)	537.1	523.9	292.9	279.8
Other retailers(c)	230.0	230.9	126.0	126.5
U.S. net sales	1,821.4	1,883.6	975.5	1,029.3
International(d)	343.8	352.9	178.4	174.0
Net sales	$2,165.2	$2,236.5	$1,153.9	$1,203.3

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

As part of our contracts with customers, we recognize contract liabilities, principally deferred revenue. Deferred revenue liabilities represent advanced payments and billings in excess of revenue recognized. Deferred revenue liabilities of $16.3 million and $20.1 million as of June 27, 2026 and December 27, 2025, respectively, were included in Other current liabilities in our Condensed Consolidated Balance Sheets, and $14.2 million and $14.7 million as of June 27, 2026 and December 27, 2025, respectively, were included in Other non-current liabilities in our Condensed Consolidated Balance Sheets.

11. Defined Benefit Plans

The components of net periodic benefit cost for pension benefits for the twenty-six and thirteen weeks ended June 27, 2026 and June 28, 2025 were as follows:

	Pension Benefits
(In millions)	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025
Interest cost	$4.6	$5.7	$2.3	$2.8
Expected return on plan assets	(4.0)	(5.4)	(2.0)	(2.7)
Net periodic benefit cost	$0.6	$0.3	$0.3	$0.1

12. Income Taxes

The effective income tax rates for the twenty-six and thirteen weeks ended June 27, 2026 were 153.1% and 39.2%, respectively. The effective income tax rates for the twenty-six and thirteen weeks ended June 28, 2025 were 30.1% and 32.1%, respectively.

The difference between the Company's effective income tax rate for the twenty-six weeks ended June 27, 2026 and the U.S. statutory income tax rate of 21% primarily relates to discrete tax items recognized year-to-date. Because these items were significant relative to the Company's pre-tax income, the resulting effective tax rate is not meaningful.

The difference between the Company's effective income tax rate for the thirteen weeks ended June 27, 2026 and the U.S. statutory income tax rate of 21% primarily relates to state income taxes, foreign income taxed at higher rates and decreases in uncertain tax positions. Due to the Company's pre-tax loss for the quarter, these items had a disproportionate impact on the effective income tax rate.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Product Warranties

We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the twenty-six weeks ended June 27, 2026 and June 28, 2025.

(In millions)	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025
Reserve balance at beginning of period	$19.9	$20.2
Provision for warranties issued	1.9	3.3
Settlements made (in cash or in kind)	(3.7)	(4.4)
Foreign translation adjustments	(0.4)	-
Reserve balance at end of period	$17.7	$19.1

14. Information on Business Segments

The Company’s operations are structured into three segments, Water, Outdoors and Security. These segments are strategic business units with differing products and services.

The chief operating decision maker (“CODM”), our interim Chief Executive Officer during the second quarter of 2026, uses operating income to evaluate the performance of our segments and to make resource allocation decisions. Segment operating income excludes unallocated corporate costs. Operating income is the primary measure of segment profitability used in internal management reporting to the CODM. This measure is used to view operating trends, perform analytical comparisons and benchmark performance between periods, and to evaluate historical and forecasted financial performance as well as performance relative to our competitors. The monthly and quarterly results provided to the CODM include the net sales and operating income or loss of the consolidated Company and each segment. These financial results are reviewed against budget and the prior year in evaluating the performance of the segment. The CODM is also regularly provided qualitative and quantitative metrics to establish an understanding of drivers to the overall performance. The metrics provided include information at a functional level for the Company's operations and supply chain in addition to each segment. These metrics also include service and quality ratings, brand awareness, market performance and outlook, working capital efficiency, operational plant efficiency, commodity pricing, capital spending and an overview of transformation initiatives.

The significant expense categories and amounts shown below align with the segment level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts below. Other operating expenses principally consist of cost of products sold and selling, general and administrative expenses, which are not provided to the CODM in managing performance of the operating segments.

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

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales and operating income for the twenty-six weeks ended June 27, 2026 and June 28, 2025 by segment were as follows:

(In millions)	Water	Outdoors	Security	Twenty-Six Weeks Ended June 27, 2026
Net sales	$1,168.6	$658.9	$337.7	$2,165.2
Depreciation	20.7	18.1	4.6
Amortization of intangibles	19.7	14.8	2.5
Other segment items (a)	849.5	786.0	259.8
Segment operating income (loss)	$278.7	$(160.0)	$70.8	$189.5

Unallocated expenses				138.3
Total operating income				$51.2
Interest expense				53.9
Other (income) expense, net				0.5
Total loss before income taxes				$(3.2)

(a) Other segment items recognized during the twenty-six weeks ended June 27, 2026 include cost of products sold, selling, general and administrative expenses and asset impairment charges.

(In millions)	Water	Outdoors	Security	Twenty-Six Weeks Ended June 28, 2025
Net sales	$1,212.3	$683.6	$340.6	$2,236.5
Depreciation	26.0	31.7	6.3
Amortization of intangibles	20.0	15.0	2.0
Other segment items (a)	907.0	572.2	293.6
Segment operating income	$259.3	$64.7	$38.7	$362.7

Unallocated expenses				94.1
Total operating income				$268.6
Interest expense				59.8
Other (income) expense, net				(8.2)
Total income before income taxes				$217.0

(a) Other segment items recognized during the twenty-six weeks ended June 28, 2025 include cost of products sold and selling, general and administrative expenses.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales and operating income for the thirteen weeks ended June 27, 2026 and June 28, 2025 by segment were as follows:

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended June 27, 2026
Net sales	$605.0	$364.5	$184.4	$1,153.9
Depreciation	10.4	9.0	2.5
Amortization of intangibles	9.8	7.4	1.2
Other segment items (a)	409.8	525.5	131.6
Segment operating income (loss)	$175.0	$(177.4)	$49.1	$46.7

Unallocated expenses				55.7
Total operating loss				$(9.0)
Interest expense				27.4
Other (income) expense, net				0.6
Total loss before income taxes				$(37.0)

(a) Other segment items recognized during the thirteen weeks ended June 27, 2026 include cost of products sold, selling, general and administrative expenses and asset impairment charges.

(In millions)	Water	Outdoors	Security	Thirteen Weeks Ended June 28, 2025
Net sales	$646.9	$378.8	$177.6	$1,203.3
Depreciation	13.4	15.5	2.4
Amortization of intangibles	10.1	7.5	1.4
Other segment items (a)	467.4	313.7	151.1
Segment operating income	$156.0	$42.1	$22.7	$220.8

Unallocated expenses				49.2
Total operating income				$171.6
Interest expense				31.2
Other (income) expense, net				(7.3)
Total income before income taxes				$147.7

(a) Other segment items recognized during the thirteen weeks ended June 28, 2025 include cost of products sold and selling, general and administrative expenses.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Restructuring and Other Charges

On January 18, 2025, we announced the decision to consolidate U.S. regional offices into one campus headquarters in Deerfield, Illinois. In connection with these consolidation activities and related organizational and personnel changes, the Company currently expects to continue to incur certain cash and non-cash restructuring and other charges related to employee relocation, severance, retention, non-cash asset related costs, lease exit costs, and other transition activities estimated in the range of approximately $100 million to $120 million in the aggregate. For the fifty-two weeks ended December 27, 2025, we incurred total charges of $89.6 million, including cash charges of $71.6 million primarily related to severance and other exit costs, and non-cash charges of $18.0 million primarily related to acceleration of property, plant and equipment depreciation. For the twenty-six weeks ended June 27, 2026, we incurred total charges of $9.3 million, including cash charges of $9.4 million primarily related to severance and other exit costs, and non-cash income adjustments of $0.1 million. The estimated ranges of restructuring and other charges are provisional and include management judgments and assumptions that could change as we execute our plans. Actual results may differ from these estimates, and the execution of our plan could result in additional charges.

Total restructuring and other charges (gains) for the twenty-six weeks ended June 27, 2026 and June 28, 2025 are shown below.

(In millions)	Twenty-Six Weeks Ended June 27, 2026
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$5.1	$-	$0.2	$5.3
Outdoors	0.9	1.1	0.1	2.1
Security	0.6	-	(0.2)	0.4
Corporate	5.9	-	3.5	9.4
Total	$12.5	$1.1	$3.6	$17.2

(In millions)	Twenty-Six Weeks Ended June 28, 2025
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$15.8	$0.5	$3.2	$19.5
Outdoors	4.7	5.8	5.2	15.7
Security	5.7	3.7	1.4	10.8
Corporate	12.3	-	8.0	20.3
Total	$38.5	$10.0	$17.8	$66.3

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

Restructuring and other charges (gains) in the twenty-six weeks ended June 27, 2026 were primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and related organizational and personnel changes. Restructuring and other charges in the twenty-six weeks ended June 28, 2025 were primarily attributable to costs associated with the decision to consolidate the Company's U.S. regional offices into one campus headquarters and its related organizational and personnel changes, product-line rationalizations within our Outdoors segment, plant closures in both our Water and Security segments and headcount-reduction actions across all segments.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total restructuring and other charges (gains) for the thirteen weeks ended June 27, 2026 and June 28, 2025 are shown below.

(In millions)	Thirteen Weeks Ended June 27, 2026
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$2.8	$-	$0.1	$2.9
Outdoors	0.8	0.4	-	1.2
Security	0.5	(0.1)	-	0.4
Corporate	4.0	-	2.5	6.5
Total	$8.1	$0.3	$2.6	$11.0

(In millions)	Thirteen Weeks Ended June 28, 2025
		Other Charges (Gains) (a)
	Restructuring Charges	Cost of Products Sold	SG&A (b)	Total Charges
Water	$6.3	$-	$3.2	$9.5
Outdoors	2.1	0.2	4.2	6.5
Security	1.8	0.4	1.4	3.6
Corporate	3.5	-	4.3	7.8
Total	$13.7	$0.6	$13.1	$27.4
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

Restructuring and other charges (gains) in the thirteen weeks ended June 27, 2026 and June 28, 2025 were primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and related organizational and personnel changes.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 27, 2025	2026 Provision	Cash Payments(a)	Non-Cash Write-offs	Balance at June 27, 2026
Workforce reduction costs	$27.2	$11.7	$(19.3)	$-	$19.6
Other	0.4	0.8	(1.4)	0.2	-
Total	$27.6	$12.5	$(20.7)	$0.2	$19.6

(a) Cash payments primarily relate to severance charges.

(In millions)	Balance at December 28, 2024	2025 Provision	Cash Payments (a)	Non-Cash Write-offs	Balance at June 28, 2025
Workforce reduction costs	$6.2	$37.2	$(8.4)	$-	$35.0
Other	7.7	1.3	(0.9)	(0.5)	7.6
Total	$13.9	$38.5	$(9.3)	$(0.5)	$42.6

(a) Cash payments primarily relate to severance charges.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Earnings Per Share

The computations of earnings per common share for the twenty-six and thirteen weeks ended June 27, 2026 and June 28, 2025 were as follows:

(In millions, except per share data)	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025	Thirteen Weeks Ended June 27, 2026	Thirteen Weeks Ended June 28, 2025
Net income (loss)	$1.7	$151.6	$(22.5)	$100.3

Earnings per common share
Basic earnings per share	$0.01	$1.25	$(0.19)	$0.83
Diluted earnings per share	$0.01	$1.24	$(0.19)	$0.83

Basic average shares outstanding	119.6	121.3	119.3	120.3
Stock-based awards	0.2	0.5	-	0.4
Diluted average shares outstanding	119.8	121.8	119.3	120.7
Antidilutive stock-based awards excluded from weighted-average number of shares outstanding for diluted earnings per share	2.3	1.8	3.0	2.5

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

IEEPA Tariff Refunds

The Company has paid customs duties on certain imported products subject to U.S. trade actions. The Company has filed claims seeking refunds of a portion of these duties based on ongoing legal proceedings and related administrative actions. During the second quarter of 2026, management determined that recovery of IEEPA tariff refund claims of $122.1 million was probable and estimable and recorded a refund receivable of $122.1 million and a related reduction to cost of products sold and inventory of $104.2 million and $17.9 million, respectively. As of June 27, 2026, the Company received $8.9 million of the submitted refund claims. The estimate reflects the Company’s judgment regarding the portion of previously recognized IEEPA tariffs expected to be recoverable through the refund process, and it may be subject to change based on the ultimate resolution of refund claims. The ultimate amount of recoveries may differ from the Company’s estimates, based on additional guidance, the resolution of specific entry-level claims or other administrative developments. To the extent there are changes in amounts that become recoverable, including any associated interest, such amounts will be recognized in the period in which information about the probable and reasonably estimable amounts becomes known to the Company.

FORTUNE BRANDS INNOVATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

On September 12, 2025, the Company experienced a fire within a portion of one of its manufacturing facilities within the Outdoors segment. The fire primarily caused damage to owned property and equipment. In 2025, expenses of $21.1 million, related to clean-up costs, damage to assets and fixed operating costs, less probable insurance recoveries, were recorded within Cost of products sold in the Consolidated Statements of Comprehensive Income. For the twenty-six weeks ended June 27, 2026, expenses of $6.6 million, related to clean-up costs, less probable insurance recoveries, were recorded within Cost of products sold in the Consolidated Statements of Comprehensive Income.

18. Subsequent Events

Dividend Declared

On July 20, 2026, the Company's Board declared a cash dividend of $0.26 per common share payable on September 9, 2026 to stockholders of record at the close of business on August 21, 2026.

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

This discussion contains forward-looking statements that are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations for our business, operations, financial performance or financial condition, in addition to statements regarding our strategies and investments to enhance execution and realign our business, our expectations for the markets in which we operate, expected impacts from recently-announced organizational and leadership changes, the market potential of our brands, trends in the housing market, the potential impact of costs, including material and labor costs, the potential impact of inflation, expected capital spending, expected pension contributions, the expected effects of acquisitions, dispositions and other strategic transactions including the expected benefits and costs of the spin-off of MasterBrand, Inc. and the tax-free nature of the spin-off transaction, the anticipated effects of recently issued accounting standards on our financial statements, the anticipated impact of future tariff refunds and other matters that are not historical in nature. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “outlook,” “positioned”, “confident,” “opportunity”, “focus” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may”, and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on current expectations, plans, estimates, assumptions and projections of our management about our industry, business and future financial results available at the time this report is filed with the SEC. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements, including but not limited to: (i) our reliance on the North American and Chinese home improvement, repair and remodel and new home construction activity levels, (ii) the housing market, downward changes in the general economy, unfavorable interest rates or other business conditions, (iii) the competitive nature of consumer and trade brand businesses, (iv) our ability to execute on our strategic plans and the effectiveness of our strategies in the face of business competition, (v) our reliance on key customers and suppliers, including wholesale distributors and dealers and retailers, (vi) risks associated with our recent leadership changes and our search processes to identify additional permanent members of senior management, (vii) risks relating to rapidly evolving technological change, (viii) risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility, (ix) risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, (x) delays or outages in our information technology systems or computer networks or breaches of our information technology systems or other cybersecurity incidents, (xi) risks associated with doing business globally, including changes in trade-related tariffs (including recent U.S. tariffs announced or imposed on China, Canada, Mexico and other countries and any reciprocal actions taken by such countries) and risks with uncertain trade environments, (xii) risks associated with the disruption of operations, including as a result of severe weather events, (xiii) our inability to obtain raw materials and finished goods in a timely and cost-effective manner, (xiv) risks associated with strategic acquisitions, divestitures and joint ventures, including difficulties integrating acquired companies and the inability to achieve the expected financial results and benefits of transactions, (xv) impairments in the carrying value of goodwill or other acquired intangible assets, (xvi) risks of increases in our defined benefit-related costs and funding requirements, (xvii) our ability to attract and retain qualified personnel and other labor constraints, (xviii) the effect of climate change and the impact of related changes in government regulations and consumer preferences, (xix) risks associated with environmental, social and governance matters, (xx) potential liabilities and costs from claims and litigation, (xxi) changes in government and industry regulatory standards, (xxii) future tax law changes or the interpretation of existing tax laws, and (xxiii) our ability to secure and protect our intellectual property rights, as well as those described in the section of our Annual Report on Form 10-K for the year ended December 27, 2025 entitled Item 1A. “Risk Factors”. We undertake no obligation to, and expressly disclaim any such obligation to, update, amend, clarify or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise, except as required by law.

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

On February 20, 2026, the U.S. Supreme Court ruled that the U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized.  In March 2026, the Court of International Trade (“CIT”) issued refund orders and the administrative system the government created to process refunds began accepting refund claims on April 20, 2026.  During the second quarter of 2026, management determined that recovery of IEEPA tariff refund claims of $122.1 million were probable and estimable and recorded a refund receivable of $122.1 million and a related reduction to cost of products sold and inventory of $104.2 million and $17.9 million, respectively. As of June 27, 2026, the Company received $8.9 million of the submitted refund claims. The estimate reflects Company’s judgment regarding the portion of previously recognized IEEPA tariffs expected to be recoverable through the refund process, and it may be subject to change based on the ultimate resolution of refund claims. The ultimate amount of recoveries may differ from the Company’s estimates, based on additional guidance, the resolution of specific entry-level claims or other administrative developments. To the extent there are changes in amounts that become recoverable, including any associated interest, such amounts will be recognized in the period in which information about the probable and reasonably estimable amounts becomes known to the Company. We will continue to monitor changes to import and export policies of the U.S. and other countries that could impact our financial position, results of operations and cash flows.

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

The Company announced on May 27, 2026 that, in collaboration with the Board of Directors, management initiated a formal strategic review of its Fiberon composite decking business. The review explores a range of strategic alternatives while Fiberon continues to operate its business, serve customers, and execute its commercial priorities. The Company recognized asset impairment charges of $228.7 million with respect to the Fiberon asset group as of June 27, 2026.

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended June 27, 2026 Compared To Twenty-Six Weeks Ended June 28, 2025

Fortune Brands delivered net income of $1.7 million, or $0.01 per diluted common share for the twenty-six weeks ended June 27, 2026 compared to net income of $151.6 million, or $1.24 per diluted common share in the prior year. Net income for the twenty-six weeks ended June 27, 2026 was negatively impacted by asset impairment charges of $229.3 million and lower sales unit volume, partially offset by tariff refunds of $104.2 million. We delivered cash provided by operating activities of $83.6 million of the twenty-six weeks ended June 27, 2026, compared to $66.0 million in the same prior year period.

	Net Sales
(In millions)	2026	2025	% Change vs. Prior Year
Water	$1,168.6	$1,212.3	(3.6)%
Outdoors	658.9	683.6	(3.6)
Security	337.7	340.6	(0.9)
Net sales	$2,165.2	$2,236.5	(3.2)%

	Operating Income (Loss)
	2026	2025	% Change vs. Prior Year
Water	$278.7	$259.3	7.5%
Outdoors	(160.0)	64.7	(347.3)
Security	70.8	38.7	82.9
Less: Corporate expenses	(138.3)	(94.1)	47.0
Operating income	$51.2	$268.6	(80.9)%

The following discussion of consolidated results of operations and segment results refers to the twenty-six weeks ended June 27, 2026 compared to the twenty-six weeks ended June 28, 2025. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $71.3 million, or 3.2%, primarily due to lower sales volume across all operating segments, primarily driven by market softness, service level challenges and discrete share losses in certain product categories. Volume declines were offset by year over year price increases, including those intended to mitigate cost increases, and by the favorable impact of foreign exchange of $15.2 million.

Cost of products sold

Cost of products sold decreased by $99.9 million, or 8.1%, primarily due to the recognition of the IEEPA tariff refunds in the current year and lower sales volumes, partially offset by higher landed product cost.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $42.8 million, or 6.5%, primarily due to costs associated with governance advisory services and leadership changes of $43.6 million and increased variable incentive compensation costs of $14.3 million, partially offset by lower restructuring-related charges of $14.2 million.

Asset impairment charges

Asset impairment charges increased by $229.3 million primarily due to the impairment of property, plant and equipment, net, customer and contractual relationships, and an indefinite-lived tradename within our Outdoors segment.

Restructuring charges

Restructuring charges of $12.5 million were primarily due to costs incurred in connection with the Company's headquarters consolidation and organizational changes for cost optimization.

RESULTS OF OPERATIONS (Continued)

Interest expense

Interest expense decreased by $5.9 million, or 9.9%, to $53.9 million primarily due to lower commercial paper borrowings net of repayments and lower interest rates on commercial paper during the twenty-six weeks ended June 27, 2026 of $5.0 million, as compared to the twenty-six weeks ended June 28, 2025 of $640.0 million.

Other income, net

Other income, net, was $(0.5) million in the twenty-six weeks ended June 27, 2026, compared to $8.2 million in the twenty-six weeks ended June 28, 2025. The decrease in other income, net was primarily due to a decrease in interest income of $2.5 million, and increases in foreign currency transaction expense of $5.9 million.

Income taxes

The effective income tax rates for the twenty-six weeks ended June 27, 2026 and twenty-six weeks ended June 28, 2025 were 153.1% and 30.1%, respectively.

The difference between the Company's effective income tax rate for the twenty-six weeks ended June 27, 2026 and the U.S. statutory income tax rate of 21% primarily relates to discrete tax items recognized year-to-date. Because these items were significant relative to the Company's pre-tax income, the resulting effective tax rate is not meaningful.

The difference between the Company’s effective income tax rate for the twenty-six weeks ended June 28, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes, including the state income tax impacts of legal entity restructuring, foreign income taxed at higher rates, and dividend withholding tax, partially offset by decreases in uncertain tax positions.

Results By Segment

Water

Net sales decreased by $43.7 million, or 3.6%, primarily due to lower sales unit volume from the carryover of discrete share losses from the first half of 2025, service level challenges, and market softness among the production builders. Volume declines were offset by price actions to mitigate cost inflation, continued growth in the eCommerce channel, and the favorable impact of foreign exchange of $12.0 million.

Operating income increased by $19.4 million, or 7.5%, primarily due to tariff refunds recognized of $73.9 million, lower restructuring and restructuring-related charges of $14.2 million, partially offset by the impact of lower net sales, higher landed product cost, and higher variable incentive compensation cost of $7.1 million.

Outdoors

Net sales decreased by $24.7 million, or 3.6%, primarily due to lower sales unit volume from softer new construction related demand in the wholesale channel, partially offset by price actions to mitigate cost inflation.

Operating income decreased by $224.7 million, or 347.3%, primarily due to asset impairment charges of $228.7 million, lower net sales and higher landed product cost, partially offset by lower restructuring and restructuring-related charges of $13.6 million, and tariff refunds recognized of $7.9 million.

Security

Net sales decreased by $2.9 million, or 0.9%, primarily due to lower sales unit volume, partially offset by pricing actions to mitigate cost inflation and the favorable impact of foreign exchange of $3.2 million.

Operating income increased by $32.1 million, or 82.9%, primarily due to tariff refunds recognized of $22.4 million and lower restructuring and restructuring-related charges of $10.4 million, partially offset by lower net sales and higher landed product cost.

Corporate

Corporate expenses increased by $44.2 million, or 47.0%, primarily due to costs associated with governance advisory services and leadership changes of $43.6 million, increased compensation costs of $9.5 million, partially offset by lower restructuring and restructuring-related charges of $10.9 million.

Thirteen Weeks Ended June 27, 2026 Compared To Thirteen Weeks Ended June 28, 2025

	Net Sales
(In millions)	2026	2025	% Change vs. Prior Year
Water	$605.0	$646.9	(6.5)%
Outdoors	364.5	378.8	(3.8)
Security	184.4	177.6	3.8
Net sales	$1,153.9	$1,203.3	(4.1)%

	Operating Income (Loss)
	2026	2025	% Change vs. Prior Year
Water	$175.0	$156.0	12.2%
Outdoors	(177.4)	42.1	(521.4)
Security	49.1	22.7	116.3
Less: Corporate expenses	(55.7)	(49.2)	13.2
Operating income (loss)	$(9.0)	$171.6	(105.2)%

The following discussion of consolidated results of operations and segment results refers to the thirteen weeks ended June 27, 2026 compared to the thirteen weeks ended June 28, 2025. Consolidated results of operations should be read in conjunction with segment results of operations.

Net sales

Net sales decreased by $49.4 million, or 4.1%, primarily due to lower sales at our Water and Outdoors segments. The decline was offset by year over year price increases, including those intended to mitigate cost increases, higher sales in the Security segment, and a favorable foreign exchange of $5.1 million.

Cost of products sold

Cost of products sold decreased by $96.9 million, or 14.7%, primarily due to recognition of the IEEPA tariff refunds in the current year and lower sales volume, partially offset by higher landed product cost.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.0 million, or 1.5%, primarily due to increased compensation costs of $16.2 million, partially offset by lower restructuring-related charges of $10.5 million.

Asset impairment charges

Asset impairment charges increased by $229.3 million primarily due to the impairment of property, plant and equipment, net, customer and contractual relationships, and an indefinite-lived tradename within our Outdoors segment.

Restructuring charges

Restructuring charges of $8.1 million were primarily attributable to costs associated with the decision to consolidate our U.S. regional offices into one campus headquarters and organizational changes for cost optimization.

Interest expense

Interest expense decreased by $3.8 million, or 12.2%, primarily due to lower commercial paper borrowings net of repayments during the thirteen weeks ended June 27, 2026 of ($163.3 million) and lower interest rates on commercial paper, as compared to the thirteen weeks ended June 28, 2025 of $358.0 million.

Other income, net

Other income, net, was $(0.6) million in the thirteen weeks ended June 27, 2026, compared to $7.3 million in the thirteen weeks ended June 28, 2025. The decrease in other income, net was primarily due to a decrease in interest income of $2.0 million, and increases in foreign currency transaction expense of $5.7 million.

Income taxes

The effective income tax rates for the thirteen weeks ended June 27, 2026 and thirteen weeks ended June 28, 2025 were 39.2% and 32.1%, respectively.

The difference between the Company's effective income tax rate for the thirteen weeks ended June 27, 2026 and the U.S. statutory income tax rate of 21% primarily relates to state income taxes, foreign income taxed at higher rates and decreases in uncertain tax positions. Due to the Company's pre-tax loss for the quarter, these items had a disproportionate impact on the effective income tax rate.

The difference between the Company’s effective income tax rate for the thirteen weeks ended June 28, 2025, and the U.S. statutory rate of 21% primarily relates to state income taxes, including the state income tax impacts of legal entity restructuring, foreign income taxed at higher rates, and dividend withholding tax, partially offset by decreases in uncertain tax positions.

Results By Segment

Water

Net sales decreased by $41.9 million, or 6.5%, primarily due to lower sales unit volume from the carryover of discrete share losses from the first half of 2025, service level challenges, and market softness among the production builders. Volume declines were offset by price actions to mitigate cost inflation, and continued growth in the eCommerce channel and the favorable impact of foreign exchange of $4.5 million.

Operating income increased by $19.0 million, or 12.2%, primarily due to tariff refunds recognized of $73.9 million, lower restructuring and restructuring-related charges of $6.6 million, partially offset by the impact of lower sales, higher landed product cost, and higher variable incentive compensation costs of $7.1 million.

Outdoors

Net sales decreased by $14.3 million, or 3.8%, primarily due to lower sales unit volume from softer new construction demand in the wholesale channel, partially offset by price actions to mitigate cost increases.

Operating income decreased by $219.5 million, or 521.4%, primarily due to asset impairment charges of $228.7 million, lower sales unit volume and higher landed product cost, partially offset by tariff refunds recognized of $7.9 million, and lower restructuring and restructuring-related charges of $5.3 million.

Security

Net sales increased by $6.8 million, or 3.8%, primarily due to higher sales unit volume in the commercial, retail, and eCommerce channels, and pricing actions to mitigate cost inflation.

Operating income increased by $26.4 million, or 116.3%, primarily due to tariff refunds recognized of $22.4 million, higher net sales, and lower restructuring and restructuring-related charges of $3.2 million, partially offset by higher landed product cost.

Corporate

Corporate expenses increased by $6.5 million, or 13.2%, primarily due to increased compensation costs of $8.4 million, partially offset by lower restructuring and restructuring-related charges of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash on hand, cash flows from operating activities, cash borrowed under our credit facility and cash from debt issuances in the capital markets. Our operating income is generated by our subsidiaries. We believe our operating cash flows, including funds available under the credit facility and access to capital markets, provide sufficient liquidity to support the Company’s working capital requirements, capital expenditures and service of indebtedness, as well as to finance acquisitions, repurchase shares of our common stock and pay dividends to stockholders, as the Board of Directors deems appropriate both for the 12-month period following June 27, 2026, and in the long-term.

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

Long-Term Debt

As of June 27, 2026, the Company had aggregate outstanding notes in the principal amount of $2.2 billion, with varying maturities (the “Notes”). The Notes are unsecured senior obligations of the Company. In addition, we believe that we have the ability to obtain alternative sources of financing if required. The following table provides a summary of the Company’s outstanding Notes, including the net carrying value of the Notes, net of underwriting commissions, price discounts and debt issuance costs as of June 27, 2026 and December 27, 2025:

				Net Carrying Value
(in millions)	Principal Amount	Issuance Date	Maturity Date	June 27, 2026	December 27, 2025
3.250% Senior Notes	$700.0	September 2019	September 2029	697.6	697.2
4.000% Senior Notes	$450.0	March 2022	March 2032	447.4	447.2
4.500% Senior Notes	$450.0	March 2022	March 2052	437.1	436.9
5.875% Senior Notes	$600.0	June 2023	June 2033	595.2	594.8
Total Senior Notes long-term				$2,177.3	$2,176.1

Credit Facilities

In January 2026, the Company entered into a fourth amended and restated $1.25 billion revolving credit facility (the “Revolving Credit Agreement”), and borrowings thereunder will be used for general corporate purposes. The maturity date of the facility is January 2031. Borrowings under the Revolving Credit Agreement will bear interest at variable rates equal to, at the Company’s election, the term Secured Overnight Financing Rate ("SOFR") plus an applicable term SOFR margin for an interest period selected by the Company. The applicable term SOFR rate margin will be determined based on the ratings of the Company’s senior unsecured long-term debt securities. The daily simple SOFR rate margins range from 0.80% to 1.30%. Under the Revolving Credit Agreement, the Company is required to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. In addition, the Company's ratio of consolidated debt minus certain cash and cash equivalents to consolidated EBITDA generally may not exceed 3.5 to 1.0. There were no outstanding borrowings under this facility as of June 27, 2026 and December 27, 2025. As of June 27, 2026, we were in compliance with all covenants under this facility.

We currently have uncommitted bank lines of credit in China, which provide for unsecured borrowings for working capital of up to $30.5 million in aggregate as of June 27, 2026 and December 27, 2025. There were no outstanding balances as of June 27, 2026 and December 27, 2025.

Commercial Paper

The Company operates a commercial paper program (the “Commercial Paper Program”) pursuant to which the Company may issue unsecured commercial paper notes. The Company's Revolving Credit Agreement is the liquidity backstop for the repayment of any notes issued under the Commercial Paper Program, and as such borrowings under the Commercial Paper Program are included in Long-term debt in the Condensed Consolidated Balance Sheets. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed, with the aggregate principal amount outstanding at any time, including borrowings under the Revolving Credit Agreement, not to exceed $1.25 billion. The Company expects to use any issuances under the Commercial Paper Program for general corporate purposes. Outstanding borrowings under the Commercial Paper Program as of June 27, 2026 and December 27, 2025 were $374.2 million and $368.8 million, respectively.

Cash and Seasonality

On June 27, 2026, we had non-restricted cash and cash equivalents of $209.7 million, of which $190.3 million was held at non-U.S. subsidiaries. We manage our global cash requirements considering (i) available funds among the subsidiaries through which we conduct business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances. The repatriation of non-U.S. cash balances from certain subsidiaries could have adverse tax consequences as we may be required to pay and record tax expense on those funds that are repatriated.

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

Share Repurchases and Dividends

In the twenty-six weeks ended June 27, 2026, we repurchased 1.0 million shares of our outstanding common stock under the Company’s share repurchase program for $45.2 million. As of June 27, 2026, the Company’s total remaining share repurchase authorization under its share repurchase program was approximately $782.1 million. The share repurchase program does not obligate the Company to repurchase any specific dollar amount or number of shares and may be suspended or discontinued at any time.

In the twenty-six weeks ended June 27, 2026, we paid dividends in the amount of $62.2 million to the Company’s stockholders. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, and at what level, because the payment of dividends is dependent on our financial condition, results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

On July 20, 2026, the Company's Board declared a cash dividend of $0.26 per common share payable on September 9, 2026 to stockholders of record at the close of business on August 21, 2026.

Acquisitions

We periodically review our portfolio of brands and evaluate potential strategic transactions and other capital initiatives to increase stockholder value.

Cash Flows

Below is a summary of cash flows for the twenty-six weeks ended June 27, 2026 and June 28, 2025.

(In millions)	Twenty-Six Weeks Ended June 27, 2026	Twenty-Six Weeks Ended June 28, 2025
Net cash provided by operating activities	$83.6	$66.0
Net cash used in investing activities	(34.0)	(57.0)
Net cash used in financing activities	(102.5)	(165.3)
Effect of foreign exchange rate changes on cash	(1.3)	9.6
Net decrease in cash and cash equivalents	$(54.2)	$(146.7)

Net cash provided by operating activities was $83.6 million in the twenty-six weeks ended June 27, 2026, compared to net cash provided by operating activities of $66.0 million in the twenty-six weeks ended June 28, 2025. The increase in cash provided of $17.6 million was primarily due to changes in other assets, inventories, accrued expenses and accrued taxes.

Net cash used in investing activities was $34.0 million in the twenty-six weeks ended June 27, 2026, compared to net cash used in investing activities of $57.0 million in the twenty-six weeks ended June 28, 2025. The decrease in cash used of $23 million was primarily due to a decrease in capital expenditures, as well as proceeds generated from the disposition of assets.

Net cash used in financing activities was $102.5 million in the twenty-six weeks ended June 27, 2026, compared to net cash used in financing activities of $165.3 million in the twenty-six weeks ended June 28, 2025. The decrease in cash used of $62.8 million was primarily due to lower treasury stock purchases offset by lower net debt proceeds.

Pension Plans

Subsidiaries of Fortune Brands sponsor their respective defined benefit pension plans that are funded by a portfolio of investments maintained within our benefit plan trust. As of December 27, 2025, the fair value of our total pension plan assets was $188.3 million, representing funding of approximately 95% of the accumulated qualified benefit obligation liability. During the twenty-six weeks ended June 27, 2026, we made no pension contributions. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

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

Item 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during thirteen weeks ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Below are the repurchases of common stock by the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) for the thirteen weeks ended June 27, 2026:

Issuer Purchases of Equity Securities

Thirteen Weeks Ended June 27, 2026	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar amount that may yet be purchased under the plans or programs (a)
March 29 – April 25	-	$-	-	$783,772,024
April 26 – May 23	50,202	33.80	50,202	782,075,098
May 24 – June 27	-	-	-	782,075,098
Total	50,202	$33.80	50,202	$782,075,098

(a)
Information on the Company’s share repurchase program follows:

Authorization date	Announcement date	Authorization amount	Expiration date
February 4, 2025	February 6, 2025	$1,000,000,000	February 4, 2027

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

During the second quarter of 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Fortune Brands Innovations, Inc., effective May 6, 2026, is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2026.

3.2

Amended and Restated Bylaws of Fortune Brands Innovations, Inc., effective May 6, 2026, are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2026.

10.1*	Form of Inducement Performance Share Award Agreement.**

10.2*	Form of Inducement Stock Option Agreement.**

10.3*	Offer Letter, dated June 28, 2026, by and between the Company and Jesse Singh.**

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Interim Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.*	Joint Chief Executive Officer/Interim Chief Financial Officer Certificate Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104.*	Cover Page Interactive Data File (embedded within the iXBRL document).

* Filed or furnished herewith.

** Indicates the exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNE BRANDS INNOVATIONS, INC.
(Registrant)

Date: August 5, 2026	/s/ Ashley George
Ashley George
Interim Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)